Form 10KSB
period 1999-10-31
MEDI HUT CO INC
filed 2000-01-26
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended October 31, 1999

                                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 0-27119

                        MEDI-HUT CO., INC.
   -----------------------------------------------------------
      (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        Delaware                                 222-436-721
------------------------------                ----------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

1935 Swarthmore Avenue, Lakewood, New Jersey      08701
--------------------------------------------      -----
(Address of principal executive offices)        (Zip code)

Issuer's telephone number, including area code: (732) 901-0606

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]   No [   ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   [   ]

State issuer's revenue for its most recent fiscal year: $1,272,419

As of December 8, 1999, the registrant had 10,472,800 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $22,290,800.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [X]

                              PART I

Item 1.  Description of business.............................................2
Item 2.  Description of property.............................................6
Item 3.  Legal proceedings...................................................6
Item 4.  Submission of matters to a vote of security holders.................6

                             PART II

Item 5.  Market for common equity and related stockholder matters............7
Item 6.  Management's discussion and analysis or plan of operations..........8
Item 7.  Financial statements...............................................11
Item 8.  Changes in and disagreements with accountants on accounting and financial disclosure...............................................11

                             PART III

Item 9.  Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act..................11
Item 10. Executive compensation.............................................12
Item 11. Security ownership of certain beneficial owners and management.....12
Item 12. Certain relationships and related transactions.....................13

                             PART IV

Item 13. Exhibits and reports on Form 8-K...................................13

ITEM 1.      DESCRIPTION OF BUSINESS

Business Development

     Indwest, Inc. was incorporated in the state of Utah on August 20, 1981 as Gibraltor Energy. Gibraltor Energy effected several name changes over the years: Gibraltor Group in 1986, Computermall of Philadelphia, Inc., in 1987, Steering Control Systems, Inc. in late 1987 and Indwest, Inc. in 1995.
Indwest did not have operations since its inception. Medi-Hut Co., Inc. was incorporated in the state of New Jersey on November 22, 1982 and was involved in the business of selling wholesale medical supplies ("Medi-Hut, New Jersey").

     On January 28, 1998 Medi-Hut, New Jersey entered into an Agreement and Plan of Reorganization with Indwest. Indwest was the surviving corporation of the merger and changed its name to Medi-Hut Co. Inc., a Utah corporation ("Medi-Hut, Utah"). Pursuant to the merger agreement, the directors and officers of Indwest resigned and the management of Medi-Hut, New Jersey filled the vacancies, and the former shareholders of Medi-Hut, New Jersey obtained 55.4% of the voting power.

     On February 2, 1998 Medi-Hut Co., Inc. was incorporated in the state of Delaware. On February 27, 1998, Medi-Hut, Utah completed a change of domicile merger with Medi-Hut. We currently are a Delaware corporation holding a Certificate of Authority to do business in the state of New Jersey.

Our Business

     We private label condoms, alcohol prep pads, over-the-counter drugs and medical devices through various suppliers, as well as, wholesale name brand drugs and medical devices. We hold a patent for a passive device safety syringe and in June of 1995 we received a 510 (k) Food and Drug Administration (the "FDA") approval to market our patented Autoblock Safety Syringe (the "Autoblock Syringe"). (See, "Product Development," below.) In April of 1999 we introduced our own "Elite" brand of medical supplies and in September of 1999 we launched our Tru-Choice brand of over-the-counter drugs ("Tru-Choice drugs"). We sell our products through drug wholesalers who then sell the products to pharmacies and through mail order.

Principal Products.

     We wholesale name brand drugs and medical devices. Name brand drugs are drugs that are protected by patent or licensure, for example "Viagra". When a drug is patented, no other person can produce or sell that drug for twenty years without the patent owner's permission. In September of 1999 we began to wholesale Certia XT Caps, Nubain, Terazosin HCL Caps and Viagra. These name brand drugs were 35.4%, or $448,997, of our total revenues. Our medical devices which include syringes, gauze bandages, adhesive bandages and paper products accounted for approximately 22.6%, or $287,969, of our revenues during fiscal year 1999.

     During our fiscal year 1999, approximately 19.5%, or $248,155, of our revenues come from our private labeled alcohol prep pads. These alcohol preps are primarily used as a topical antiseptic, anti-infective prior to administering injections. Each soft, absorbent, non-woven pad is impregnated with 70% isopropyl alcohol, USP. Our alcohol preps are made under strict quality control guidelines in the United States. We produce our alcohol preps in two sizes and package them 100 or 200 per box.

     Our private label condoms are made of natural rubber latex and are silicone lubricated with a reservoir tip. Our latex condoms are made to exacting specifications, with each condom electrically tested for holes during the manufacturing process, dimensional checks are performed and leak tests using water are also conducted. Our condoms are manufactured in Korea at a plant that is ISO 9002 approved and then our condoms are tested by the FDA prior to entering the United States marketplace. (See, "Government Regulation," below.) Our condom sales accounted for approximately 14.7%, or $187,155, of our revenues during the fiscal year 1999. The FDA recently adopted a requirement that each individually wrapped condom have a lot number and expiration date. We have been using lot numbers and expiration dates on our condom packages for the last ten years. We have not had any recalls or product complaints regarding our condoms.

     In September of 1999 we launched our private label Tru-Choice drugs product line. This product line includes pseudoephedrine, acetaminophen, ibuprofen, calcium antacid, calcium carbonate, chlorpheniramine, aspirin, diphenhydramine, simethicone and senna laxative. We have sold over $30,067 of these drug products since their release.

Distribution

     Our products are sold through large drug wholesale chains in the United States who then sell them through pharmacies and mail order. (See, "Principle Suppliers and Customers," below.) We do not use a large sales force. We conduct our sales to wholesale distributors from our office located in Lakewood, New Jersey. We use three employees who contact the wholesalers by telephone or make periodic visits. Once we have made a sale to a wholesaler, we place a purchase order with one of our third-party suppliers. Usually, the purchase order provides shipping instructions to the third-party supplier for delivery of the product to the wholesaler. In the event the product is not shipped by the third-party supplier, we have the product delivered to our warehouse and then ship it directly from our warehouse inventory to the wholesaler.

     Our policy is to have at least 80% of a product in inventory prior to generating a purchase order for the product. We carry a one month inventory of products which are warehoused at the third-party manufacturer or assembly facilities we use. Our customary business practice is for our large buyers to place purchase orders several months in advance. This allows us to notify our third-party suppliers in advance of needed product. All sales are on thirty
(30) day credit. Returned merchandise is minimal due to the vigorous tests that our products endure prior to shipment.

Principle Suppliers and Customers

       We purchase products internationally from FDA registered and ISO 9002 approved medical device facilities, as well as, manufacturers here in the United States. Calatex, Inc., located in California, supplies our condoms. H & P Industries, located in Wisconsin, manufactures our alcohol preps. Shina Corporation, located in Seoul, Korea, manufactures our syringes. Banta Health Care Products, Inc., located in Michigan, produces our miscellaneous paper products. Advanced Pharmaceutical, Inc. produces our Tru-Choice drugs. King Ray Inc. located in New York supplies our name brand drugs. We are dependent upon these suppliers and the loss of any one of these suppliers would have a material adverse effect on our operations. However, we believe any of our suppliers could be replaced within sixty (60) days.

     Our ordinary course of business is to place a purchase order with our third-party suppliers when we want to order product. We do not enter into long term formal contracts with our third-party suppliers in regards to the private brand labeling or manufacture of our products. However, we do require such third-party suppliers to agree not to disclose confidential information regarding the identity of our customers to third parties, to not directly or indirectly compete with us, nor to contact our customers. We also require the third-party supplier to agree to follow our delivery instructions in the purchase order.

     During fiscal year 1999 our four major customers, drug wholesale chains, included Rugby Watson Pharmaceuticals, Darby Drug Company, Jomar Marketing and Vallar Consulting. These customers purchased name brand drugs, condoms, alcohol preps and medical devices. These customers accounted for 84%, or $1,067,217, of our total revenues. During fiscal year 1998 we relied on three major customers, Rugby Watson Pharmaceuticals, Darby Drug Company, and Oxbrook Marketing for 80%, or $620,361, of our revenues. These companies purchased primarily condoms and alcohol preps. The loss of any one of these customers would have a material adverse effect on our results of operations. As discussed above, we do not enter into long term written agreements with our customers. We accept orders from these customers by telephone, fax, mailed purchase orders, or in person and immediately place the order with our suppliers.

Product Development.

     We are committed to search out and develop safety products for the health care profession and to supply the consumer with quality medical products for a reasonable price. We incurred approximately $32,201 in research and development costs during 1995 for FDA registration and patent protection of our Autoblock Syringe. We have not had any other research and development costs since that time.

       Our Elite brand Autoblock Syringe is our newest product. Safety syringes are defined as those products that incorporate features designed to safely cover the sharp needle with minimal effort and danger to the user by preventing accidental needle sticks. There are two types of anti-stick syringes: 1) Active device - this product demands that the user in some way make a physical movement to activate the device after the injection and prior to disposal; 2) Passive device - this product activates automatically after injection and should be designed not to interfere with the normal injection procedure.

     Our Autoblock Syringe is a passive device which had a 90% acceptance rating in its clinical evaluations. The Autoblock Syringe incorporates a transparent sleeve into which the needle will automatically retract after use. Unlike the anti-stick syringes that are now in the marketplace, our Autoblock Syringe can be activated using a one hand technique. In December of 1999 we improved our original design by reducing the number of parts and including a lock tip which allows changing of a needle to facilitate drawing medications from a medicine vial. We believe our Autoblock Syringe will decrease accidental needle sticks of medical service providers. (See, "Managements' Discussion and Analysis - Results of Operations," below.)

     We have not started production of the Autoblock Syringe, but in October of 1999 we entered into a letter of intent and are currently negotiating the production of the Autoblock Syringe in a FDA registered and ISO 9002 approved facility in Korea. We anticipate that the Autoblock Syringe will be manufactured using sophisticated, patented, high-tech machinery which will allow production of a precise quality product. Management expects the $1 million raised in the August 1999 private placement to be adequate to fund such production. Based on timely completion of the required assembling machines, we expect to start production of the Autoblock Syringe in late 2000. We intend to contract out the manufacture of the Autoblock Syringe at least for the first 18 months so that we can enter the marketplace in an orderly and timely manner. We expect to market our Autoblock Syringe through hospital distributors that will handle the selling, in house training of users, warehousing and distribution of this product.

Competition

     Our markets are dominated by a few established companies which have been in the market for several years and we believe the selling prices of our products have become well established. The primary factors which allow us to remain in the market is the price and quality of our products. During the past seventeen years we have continued to operate in our markets even though we believe we have less than a 1% share of such markets. We also compete with companies large and small which wholesale name brand drugs and medical devices.

     We compete with established companies such as The Kendall Corporation which dominates the health profession alcohol preps market and Becton Dickinson which dominates the consumer market for alcohol preps. The condom market is dominated by Carter Wallace, Inc. (Trojan) and Durex Consumer Products, Inc., a division of London International Group, Inc. (Sheik).

     We maintain our competitive stance by offering a quality product for less money. We price our products at least 15% lower than products sold by the market leaders, which allows our third party wholesalers to realize greater profits. Our alcohol preps are essentially identical to other alcohol preps in the market. Our condoms are subjected to a battery of tests before they are released on the market and during the past ten (10) years we have not had a recall or product complaint. We have also used lot numbers and expiration dating on the packaging of all of our condoms for several years before it was required by the FDA. When the need for a latex warning was deemed necessary by the FDA, we were one of the first companies to comply with the law.

     The safety syringe market is dominated by Becton Dickinson and Sherwood Medical. Both of these companies manufacture an active device which requires two hands and activates manually after the injection. Our

Autoblock Syringe can be activated using a one hand technique. We expect to price this product lower than our competitors. Retractable Technology, a Texas Corporation, has entered the market place recently with a passive device similar to our Autoblock Syringe. However, we intend to price our Autoblock Syringe approximately 15% less than this competitor's passive syringe device.

Trademark, License and Intellectual Property

     Our Autoblock Syringe holds United States Patent No. 5,562,626, issued October 8, 1996. In December of 1999 we filed an updated patent for the Autoblock Syringe. We believe that this patent is of material importance to the future growth of our business because of the anticipated growth in the safety syringe markets. The Autoblock Syringe is classified as a passive anti-stick safety syringe and is one of the few that can be activated with the ease of use of a normal plastic disposable syringe. We also hold the FDA 510
(k) #K933569 which allows us to assign the manufacturing rights of the
Autoblock Syringe.  (See, "Government Regulation," below.)    The 510(k) is
listed as an initial distributor of a Class II Special Controls device. We do not have any licenses, franchise or concessions agreements in place for this product at this time. We believe our future success will depend, in part, on our ability to protect our Autoblock Syringe patent and to launch full scale manufacturing of these syringes. However, if a third party infringes upon our patent we could expend substantial costs in its protection.

Government Regulation

     Our medical products are subject to regulation by the federal FDA and various other federal and state agencies as well as by a number of foreign governmental agencies. Our third-party manufacturers are primarily responsible for our products meeting these regulations. Based on FDA registration and testing, we believe they are in compliance in all material respects with the regulations. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our business.

     The companies in the United States, as well as our foreign manufacturers, that manufacture our products must be registered with the FDA. Our contract manufacturers must comply with an FDA registration process and are subject to random and unannounced on-site FDA periodic inspections. Our foreign suppliers finished products are analyzed and tested by the FDA either once the product enters the United States, or when it is taken off the shelf of a pharmacy or hospital. Our third party manufacturers are responsible for education of their employees regarding FDA requirements and receive all changes of rules applicable either to product compliance or good manufacturing procedures as announced in the Federal Register. We notify our suppliers of changes that we deem necessary or we are aware of that are being discussed within the governmental agencies. By keeping our third party manufacturers informed we help them remain on the cutting edge of governmental changes in laws.

     We filed a Section 510(k) notification of intent to market our Autoblock Syringe and on March 14, 1995 the FDA granted approval to manufacture and market the Autoblock Syringe in the United States. This 510(k) approval is not FDA approval of the Autoblock Syringe, but approval to market the syringe. The purpose of a 510(k) is to demonstrate that the medical device is substantially equivalent to a legally marketed device that was or is currently on the United States market. A device is substantially equivalent if, in comparison to a legally marketed device it (a) has the same intended use as a legally marketed device and has the same technological characteristics as such device or (b) has the same intended use as such device; and has different technological characteristics that have to be proved safe.

     In the case of our Autoblock Syringe, we were required to perform a clinical evaluation study to prove that the Autoblock Syringe, as intended for use, was similar to devices on the market that had no spring activation. We then met with the FDA after the clinical evaluation. The FDA inquired about the number of syringes used in the evaluation and where in the hospitals the evaluations were located. After this meeting the FDA granted the 510(k) without further inquiry.

     Our FDA registration is listed as an initial distributor. If, and when we decide to manufacture the Autoblock Syringe through another FDA registered manufacturer or manufacture the Autoblock Syringe in-house, we will, if necessary, register the manufacturer, or we will register Medi-Hut itself as a manufacturer. After registration with the FDA, the FDA will inspect the facility for compliance with the general controls. The general controls provisions require annual registration, listing of devices, good manufacturing practice, and labeling. It also prohibits misbranding and adulteration. The Autoblock Syringe is classified as a Class II, Special Controls device which is subject to additional controls. If the FDA has questions at the time of an inspection, we will have a reasonable time to answer and comply with the necessary governmental concerns.

     We purchase product from international suppliers who we require to be ISO 9002 approved. ISO 9002, the International Quality System Standard, is a quality assurance program with a principle focus on management responsibility, planning, monitoring, corrective action, and documentation. These principles are applied to the production and the installation aspects of a business. ISO 9002 applies in situations when:

     a) The specified requirements for product are stated in terms of an established design or specification, and

     b) Confidence in product conformance can be attained by adequate demonstration of a supplier's capabilities in production, installation and servicing.

     An ISO 9002 facility uses procedures that include management, quality plans, contracts, document/data, purchasing, traceability, process control, correct/prevent, storage/handle, quality records, auditing, training, servicing, and statistics.

Employees

     We have three employees, two of which are directors and officers.

Available Information

       We currently use an investor relations firm, Columbia Financial Group, and interested persons may call at (888) 301-6271. On June 1, 1999 we entered into another consultant agreement with Columbia Financial Group. Columbia Financial provides consulting and services for investor relations, public relations, publishing, advertising, fulfillment as well as Internet related services. Columbia Financial provides such services for a term of 12 months for a set fee, which has been paid for with 500,000 common warrants which expire June 2, 2002. Either party may terminate the agreement with 60 days written notice with certain conditional repayments. Columbia Financial has also entered into an agreement on our behalf with Internet Stock Market Resources for dissemination of our company information to its subscribers.


ITEM 2.      DESCRIPTION OF PROPERTY

     We lease 3500 square feet of office and warehouse space located in Lakewood, New Jersey. The leased premises are part of a 35,000 square foot industrial park. The term of the lease is for five years and will expire in February of 2000. We currently pay $2,025.21 per month, but the monthly rent payment is contingent upon increases in taxes, insurance and common area maintenance expense. We have the right to renew the lease for a period of five (5) years after the initial term and we may cancel the lease with a 90 days written notice to the landlord. We are currently negotiating a new lease or the purchase of commercial space which can accommodate our anticipated growth.


ITEM 3.       LEGAL PROCEEDINGS

     We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                             PART II


ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a) Market Information
        -------------------

     Our common stock is traded over-the-counter and quoted on the OTC NASDAQ Electronic Bulletin Board under the symbol "MHUT." The following table presents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending October 31, 1999. We had no market activity in our stock prior to February of 1998. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

     Year          Quarter Ended          High          Low
     ------        -------------          ----          ----
     1998          April 30th             4.5           0.05
                   July 30th              3.375         0.9375
                   October 31st           1.125         0.28

     1999          January 31st           0.53125       0.125
                   April 30th             0.52          0.23
                   July 31st              1.03125       0.22
                   October 31st           2.875         0.875

     There were approximately 272 stockholders of record as of December 8, 1999. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

OTC Bulletin Board Eligibility Rule

     In January of 1999, the SEC granted approval of amendments to the NASD OTC Bulletin Board Eligibility Rules 6530 and 6540. These amendments now require a company listed on the OTC Bulletin Board to be a reporting company and current in its reports filed with the SEC. As a result of this rule change voluntarily filed a Form 10-SB on August 23, 1999 in order to become a fully reporting company and maintain the listing of our common stock on the OTC Bulletin Board. The NASD eligibility rule requires that the SEC come to a position of no further comment regarding any Form 10 registration statement before the NASD considers a company compliant. It is unlikely that the SEC will come to such a position in regards to the Form 10-SB prior to our phase-in-date of February 9, 2000. According to the eligibility rule, if we are not in compliance at our phase-in date our common stock will be removed from the OTC Bulletin Board. In that event, we intend to move our listing to the National Quotation Bureau's Pink Sheets. This delisting may adversely affect the market, if any, in our stock.

     b) Recent Sales of Unregistered Securities
        ---------------------------------------

     On August 4, 1999, we offered an aggregate of 2,200,000 common shares for $990,000 pursuant to Rule 504 of Regulation D. Five accredited investors purchased 2,200,000 common shares for the $1 million aggregate offering price. A 1% commission was paid for this offering. We claim exemption from the registration requirements of Section 5 of the Securities Act for this private placement under the limited offering exemption provided by Regulation D.

ITEM 6.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Medi-Hut is in the business of selling wholesale medical supplies through drug wholesalers. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Costs of sales primarily consist of the cost of the products purchased from third-party vendors and
shipping costs.   Selling, general and administrative expenses include
employee salaries and benefits, employee travel expenses, advertising, office expenses and occupancy costs. Our fiscal year ends October 31st.

Merger Treatment

     In February of 1998, Medi-Hut, New Jersey became a public company by completing a merger with Indwest, Inc., a publicly traded company seeking a merger candidate. Pursuant to the merger agreement, Indwest issued 4,295,000 of its common shares to twenty shareholders of Medi-Hut, New Jersey in exchange for 100% of the outstanding shares of that company. Indwest was the surviving entity and changed its name to Medi-Hut Co., Inc. As a result of the merger Medi-Hut, Utah acquired the business operations, products and assets of Medi-Hut, New Jersey.

     The merger was structured as a tax free stock-for-stock exchange according to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For accounting purposes, the merger was treated as an acquisition of Indwest by Medi-Hut, New Jersey, and a recapitalization of Medi-Hut, New Jersey. As a result of the merger, the former shareholders of Medi-Hut, New Jersey held 55.4% of Medi-Hut, Utah's outstanding common shares. Immediately after the merger, affiliates held 5,419,789 common shares and non-affiliates held 2,326,011 common shares.

     Subsequently, Medi-Hut, Utah changed its domicile from Utah to Delaware. Medi-Hut, Utah had no operations since inception and the surviving corporation's operations are entirely those of the former and new Medi-Hut.


Liquidity and Capital Resources

     In over seventeen years of business, we have had adequate cash flows to operate our business activities. We have funded our cash requirements primarily through revenues and sales of our common stock. We have required little short term debt financing and management expects with the introduction of our new product lines, we will meet our present requirements for working capital and capital expenditures for the next twelve months. Our working capital at October 31, 1999 was $1,270,521 compared to $349,375 at October 31, 1998, an increase of $921,146, or 264%.

     A summary of our audited balance sheets for the years ended October 31, 1999 and 1998 are as follows:

                                      Years Ended October 31,
                                         1998         1999
                                   -------------- --------------
Cash/Cash Equivalents              $     167,920  $     374,518

Current Assets                           432,881      1,741,504

Total Assets                             462,201      1,788,716

Total Current Liabilities                 83,506        470,983

Total Stockholder's Equity               378,695      1,317,733

Total Liabilities & Stockholder Equity   462,201      1,788,716

    As of October 31, 1999 we had $374,518 in cash with total current assets of $1,741,504. Current assets increased $1,308,623, or 302%, from 1998 primarily due to the acquisition of $900,000 in marketable debt securities and recording an accounts receivable amount 48.4% higher than the amount posted for 1998. Current liabilities were $470,983 for 1999 compared to $83,506 for
1998.   This 177% increase is due to an increase of $481,672, or 996%, related to accounts payable and accrued expenses for customer orders placed in the last month of our fiscal year.

     Net cash provided by our operating activities was $176,506 for the 1999 fiscal year, compared to $235,718 net cash used by operating activities for 1998. The net loss posted for fiscal year 1998 was a result of decreased revenues. As of October 31, 1999, our principal commitments consisted of office and warehouse space. Future minimum rental payments are $10,757 through the year 2000 and our rent expenses.

     Net cash provided by financing activities during fiscal year 1999 was $930,092 compared to $289,390, for 1998 and came primarily from sales of our common stock. In August of 1999 we raised $1,000,000 from the sale of 2,200,000 common shares, which we intend to use to commence the production of our Autoblock Syringe.

     Another source of cash is a working capital line of credit for $50,000 under which PNC Bank, N.A. has agreed to make loans at 2% above the prime interest rate. This credit line was renewed in August of 1999 and will expire in August of 2000. We also had a $150,000 revolving line of credit we obtained in October of 1997. Pursuant to the agreement, PNC Bank, N.A. agreed to make loans to us at 3% above the prime interest rate. This line of credit expired on October 10, 1999 but was renewed until October 10, 2000. Both lines of credit were secured by all the assets of Medi-Hut and personal guarantees of our executive officers. As of the fiscal years ended 1999 and 1998 there was $0 and $39,195 outstanding, respectively, on the $50,000 line of credit. We had a $0 balance on the $150,000 credit line at the end of both fiscal years.

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a Autoblock Syringe manufacturing facility in New Jersey. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwirter for the bonds.

     If additional funds are needed for our future growth, we can not assure that funds will be available from any source, or, if available, that we will be able to obtain the funds on terms agreeable to us. The acquisition of funding through the issuance of debt could result in a substantial portion of our cash flows from operations being dedicated to the payment of principal and interest on the indebtedness, and could render us more vulnerable to competitive and economic downturns.

     Any future securities offerings will be effected pursuant to applicable exemptions under federal and state laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. At this time we have not decided to offer securities and, accordingly, have not determined the type of offering or the type or number of securities which we might offer. We have no plans to make a public offering of our common stock at this time. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

Results of Operations

     The following table summarizes the results of our operations for the fiscal years ended October 31, 1999 and 1998.

                                             Years Ended October 31,
                                                 1998        1999
                                          --------------  -------------
Sales                                     $    779,537    $  1,272,419

Cost of Sales                                   552,173      1,019,495
Gross Profit                                    227,364        252,924

Selling, General & Administrative Expenses      271,162        330,641

Operating Income or (Loss)                      (43,798)       (77,717)

Interest Income                                   2,126          8,109
Interest Expense                                 (4,000)        (4,554)
Provision for Income Taxes                          325            300

Net Income (loss)                               (45,997)       (74,462)

     Sales. Sales increased $492,882 from fiscal year 1998 to 1999. This increase in sales was a result of increased sales of name brand drugs and medical devices. However, sales were low during fiscal year 1998 because we lost the Rugby Laboratories account due to that company's change in ownership and the new management's decision to use a manufacturer who produced the syringe in the United States. The loss of this customer represented approximately $375,000 in sales. As a result of the decrease in sales we posted an operating loss in 1998 of $43,798. Sales remained down through our third fiscal quarter, but as of October 1999 we received orders for our Elite brand insulin syringes, Tru-Choice drugs, and name brand drugs.

     Cost of Sales. During fiscal year 1999 as sales have increased the cost of sales has also increased from 70.8% of sales in 1998 to 80.1% of sales in 1999. The increased costs are due to the smaller profit margin of the name brand drugs which accounted for 35.4% of our revenues.

     Selling, General and Administrative. In fiscal year 1999, selling, general and administrative expenses increased $59,479 from fiscal year 1998. The increase in expenses resulted primarily from a $12,991, or 361%, increase in accounting and legal expenses, a $26,380, or 21%, increase in officer and
employee salaries and $9,267, or 52%, increase in insurance expenses.   These
increases in our general and administrative expenses are reflections of the additional expenses related to preparation of our Form 10-SB Registration Statement.

     Income Tax. We have approximately $60,000 available net operating loss carry forwards as of October 31, 1999. We may use these carry forwards to reduce our Federal taxable income and tax liabilities in future years. The carry forwards begin to expire October 31, 2018.

     Management expects our Tru-Choice drugs and the Autoblock Syringe to provide new sources of revenue during fiscal year 2000. Management also anticipates increases in user demand for safety syringes as states and OSHA make regulatory changes requiring such devices. Currently, OSHA's Bloodborne Pathogens Standard, adopted December 6, 1991, requires methods be used in the workplace to eliminate or minimize employee exposure to blood or other potential infectious materials. (29 CFR 1910.1030(d)(2) (I-ii).) OSHA has recently requested information from health care providers to establish the need for further regulations. On November 5, 1999 OSHA announced new directives which did not establish new requirements, but reminded employers to use readily-available technology in safety and health programs. However, OSHA has not taken definitive action at this filing and we cannot assure that such regulations requiring the use of safety syringes will be established in the future. However, we believe that more medical care facilities are increasing their use of safer medical devices to avoid accidental needle sticks.

     Management believes the following factors will affect our future results of operations: 1) Maintenance of our market share due to pricing our products below our competitors prices; 2) continued concern of the public and government entities about sexually transmitted diseases; and 3) changes in federal and state regulations which will require use of safety syringes by health care workers.

Year 2000 Compliance

     We have not experienced any Year 2000 errors or failures, nor disruptions to our operations.

Acquisition of Vallar Consulting

     In January of 2000, we agreed to acquire Vallar Consulting Corp., a privately held New York corporation ("Vallar Consulting"). Vallar Consulting is in the business of selling over-the-counter drugs and name brand pharmaceuticals to distributors and wholesalers on a national basis. Pursuant to the agreement, Vallar Consulting will become a wholly owned subsidiary of Medi-Hut.


ITEM 7.     FINANCIAL STATEMENTS

     Our audited financial statements for the fiscal years ended October 31, 1999 and 1998, are attached.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     We have not had a change in or disagreement with our principal independent accountant during the past two fiscal years.


                             PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     a)     Directors and Officers
            ----------------------

     Our directors, executive officers and key employees and their respective ages and positions with us are set forth below. Biographical information for each of those persons is also presented below. Our bylaws provide for a Board of Directors consisting of three directors. Our directors serve for terms of one year. Our executive officers are chosen by our Board of Directors and serve at its discretion. Joseph Sanpietro and Vincent Sanpietro are brothers.


      Name                   Age     Position Held
     ---------------------   ----    ---------------------
     Joseph A.  Sanpietro     49     President, Director
     Vincent J.  Sanpietro    52     Secretary, Director
     Robert Russo             40     Treasurer, Director

Joseph A. Sanpietro. President and Director of Medi-Hut since January 1998. Since 1982 Mr Sanpietro served as President of Medi-Hut, New Jersey. He graduated from Hofstra University in 1972, with a Bachelor of Science degree in chemistry and he continued his education at Seton Hall University with studies in chemistry and law. Mr. Sanpietro has had challenging careers with Cooper Laboratories, as a front line analytical chemist; Schering-Plough as an international analytical chemist leader where he was the youngest assistant manager with both BS and MS chemists reporting directly to him. Mr. Sanpietro was a project manager at Johnson & Johnson heading a multi-million dollar relocation startup project.

Vincent Sanpietro. Secretary and Director of Medi-Hut since January 1998. Mr. Sanpietro served as Secretary for Medi-Hut, New Jersey, since 1982. He graduated with a B.S. degree in Business Administration from New York Institute of Technology. He held managerial positions in Wells Recruiting Personnel and he was President of Focus

Personnel, an Illinois Corporation. Mr. Sanpietro was also Vice President of Sales of Focus Medical Products, Inc.

Robert Russo. Treasurer and a Director of Medi-Hut since March 1998. He is the Managing Senior Partner of Koenig, Russo and Associates, LLC and has been employed with that firm since 1982. Mr. Russo graduated from Seton Hall University, New Jersey, with a degree in accounting and received his Masters in Business Administration in business finance. He has extensive experience in accounting, auditing, and business management. Mr. Russo has concentrated his work in the field of taxes, employee benefit programs, business, financial, estate and retirement planning. Mr. Russo is also a member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.


     b)     Compliance with Section 16(a) of the Exchange Act.
            -------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended October 31, 1999, Joseph and Vincent Sanpietro and Robert Russo filed late their Form 3's, initial statement of ownership, which were due upon the effective date of the Form 10-SB registration statement.


ITEM 10.     EXECUTIVE COMPENSATION

     The following table shows the compensation paid to our executive officers during the fiscal years 1998 and 1999.

SUMMARY COMPENSATION TABLE



                                        Annual Compensation
                                      -----------------------
                                   Fiscal
Name and Principal Position          Year     Salary ($)    Bonus      Other
---------------------------        ------     ----------   -------     -----

Joseph A. Sanpietro, President      1999      $ 85,200     $  0        $  0
and Director                        1998        75,167        0           0

Vincent J.  Sanpietro, Secretary    1999        63,700        0           0
and Director                        1998        47,353        0           0


Compensation of Directors

     We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

Employment Contracts

     We have not entered into employment contracts with our current executive officers. The entire Board of Directors, using their business judgment, determines the yearly salary for each officer. We believe the salaries paid to our executive officers are reasonable based on their experience and responsibilities.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of our outstanding common stock of; (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our director's and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 10,472,800 shares of common stock outstanding as of December 8, 1999.


                            MANAGEMENT

                                        Common Stock Beneficially Owned
                                 --------------------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock             Percentage of Class
-----------------------------    ------------------------ -------------------
Joseph A.  Sanpietro                 3,279,200               31.3  %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Vincent J.  Sanpietro                  819,800                7.8  %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Robert Russo                            25,000**               *   %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

All executive officers and
  directors as a group               4,124,000               39.3  %

*  Less than one percent
** Mr. Russo shares voting and investment power with 20,000 shares held by his wife, Carolyn Russo.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the fiscal year 1999 and 1998 we paid $6,260 and $5,635, respectively, to Koenig, Russo & Associates LLC for the accounting services provided to us by Robert Russo, our Treasurer. Mr. Russo owns a 100% interest in Keonig, Russo & Associates LLC.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        --------

     Exhibit
     Number     Description

     2.1 Agreement and Plan of Reorganization between Indwest, Inc., and Medi-Hut Co., Inc., New Jersey, dated January 28, 1998 (incorporated by reference to Medi-Hut's Form 10- SB as amended, file No. 0-27119, filed August 23, 1999.)

     3.1 Articles of Incorporation of Medi-Hut (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     3.2 Articles of Merger filed February 20, 1998 (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     3.3 Articles of Merger filed February 27, 1998 (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     3.4 Bylaws of Medi-Hut (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     10.1 Lease between Medi-Hut and Stamos & Sommers, LLC, dated December 12, 1997 (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     10.2 Form of Confidential Agreement (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     10.3 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     10.4 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (attached)

     10.5 Consultant Agreement between Columbia Financial Group and Medi-Hut, dated June 1, 1999 (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

     27         Financial Data Schedule (attached)
________________________


(b)     Reports on Form 8/K
        -------------------
     None.

                            SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Medi-Hut Co., Inc.

         1/26/2000                      /s/ Joseph Sanpietro
Date: ____________________          By:__________________________________
                                          Joseph Sanpietro, President


         1/26/2000                      /s/ Vincent Sanpietro
Date: _____________________         By: __________________________________
                                          Vincent Sanpietro, Secretary


         1/26/2000                       /s/ Robert Russo
Date: _____________________         By:_________________________________
                                          Robert Russo, Treasurer

                      Medi-Hut Company, Inc.

                       Financial Statements

                    October 31, 1999 and 1998

                      Medi-Hut Company, Inc.
                Index to the Financial Statements
                    October 31, 1999 and 1998


                                                                        Page

Independent Auditors' Report on the Financial Statements .................1

Financial Statements

      Balance Sheets......................................................2

      Statements of Operations............................................3

      Statement of Stockholders' Equity...................................4

      Statements of Cash Flows............................................5

      Notes to the Financial Statements................................6-11

      Independent Auditors' Report on the Additional Information.........12

Additional Information

     Schedules of Selling, General and Administrative Expenses...........13

                          <Letterhead of
                          Rosenberg Rich
                           Baker Berman
                            ----------
                            & COMPANY
                           ----------
                  A Professional Association of
                   CERTIFIED PUBLIC ACCOUNTANTS
     380 Foothill Road*PO Box 6483*Bridgewater, NJ 08807-0483
              Phone: 908-231-1000*FAX: 908-231-6894>


                   Independent Auditors' Report



To the Board of Directors and Stockholders of Medi-Hut Company, Inc.


We have audited the balance sheets of Medi-Hut Company, Inc. as of October 31, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Hut Company, Inc. as of October 31, 1999 and 1998, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 20, 1999, except for NOTE 13 which is dated January 14, 2000.

                      Medi-Hut Company, Inc.
                          Balance Sheets

                                                       October 31,
                                                  -------------------------
                                                      1999        1998
                                                  ------------ ------------
    Assets

Current Assets
  Cash                                            $   374,518  $   167,920
  Marketable securities                               900,000           -
  Accounts receivable                                 422,590      204,881
  Inventory                                            28,500       38,739
  Prepaid expenses                                      2,188        4,508
  Prepaid consulting expense                           13,708       16,833
                                                  ------------ ------------

     Total Current Assets                           1,741,504      432,881
                                                  ------------ ------------
Machinery and Equipment                                27,316       27,316
Less:  Accumulated Depreciation                       (27,316)     (27,053)
                                                  ------------ ------------

Net Machinery and Equipment                                 -          263
Deferred charges                                       20,713            -
Capitalized Cost Reduction, net of accumulated
  amortization of $4,164 and $3,216, respectively         632        1,580
Patent and Licensing Costs, net of accumulated
  amortization of $6,334 and $4,724, respectively      25,867       27,477
                                                  ------------ ------------

     Total Assets                                   1,788,716      462,201
                                                  ============ ============

     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses               470,983       44,311
  Lines of credit                                       -           39,195
                                                  ------------ ------------

     Total Current Liabilities                        470,983       83,506
                                                  ------------ ------------
Stockholders' Equity
  Common stock, voting $.001 par value;
   100,000,000 shares authorized; 10,472,800
   and 8,272,800 shares issued and outstanding,
   respectively                                        10,473        8,273
  Additional paid-in capital                        1,342,417      331,117
  Retained earnings (deficit)                         (35,157)      39,305
                                                  ------------ ------------

     Total Stockholders' Equity                     1,317,733      378,695
                                                  ------------ ------------

   Total Liabilities and Stockholders' Equity     $ 1,788,716  $   462,201
                                                  ============ ============


See notes to the financial statements.                                2

                      Medi-Hut Company, Inc.
                     Statements of Operations


                                                    Year Ended October 31,
                                                  -------------------------
                                                      1999        1998
                                                  ------------ ------------

Net Sales                                         $ 1,272,419  $   779,537
                                                  ------------ ------------
Cost of Goods Sold
  Beginning inventory                                  38,739       24,558
  Net Purchases                                     1,002,862      554,539
  Custom fees/freight                                   6,394       11,815
                                                  ------------ ------------

    Cost of Goods Available for Sale                1,047,995      590,912

Less:  Ending Inventory                                28,500       38,739
                                                  ------------ ------------

    Cost of Goods Sold                              1,019,495      552,173
                                                  ------------ ------------

Gross Profit                                          252,924      227,364

Selling, General and Administrative Expenses          330,641      271,162
                                                  ------------ ------------

Loss from Operations                                  (77,717)     (43,798)
                                                  ------------ ------------
Other Income Expense
  Interest income                                       8,109        2,126
  Interest expense                                     (4,554)      (4,000)
                                                  ------------ ------------
    Total Other Income Expense                          3,555       (1,874)
                                                  ------------ ------------
Loss Before Provision for Income Taxes                (74,162)     (45,672)
Provision for Income Taxes                                300          325
                                                  ------------ ------------

Net Loss                                          $   (74,462) $   (45,997)
                                                  ============ ============
Loss per Common Share                             $     (.008) $     (.008)
                                                  ============ ============
Weighted Average of Common Shares Outstanding       8,809,238    5,953,263
                                                  ============ ============


See notes to the financial statements.                                      3

                      Medi-Hut Company, Inc.
                Statement of Stockholders' Equity
         Period from October 31, 1997 to October 31, 1999

                                              Common Stock (No
                                 Common       Par Value Prior to  Additional   Retained
                                 Shares       Recapitalization)   Paid-in      Earnings
                                 Issued       ($.001 Par Value)   Capital      (Deficit)     Total
                                 ------------ ------------------ ------------- ------------- -------------
Balances, October 31, 1997               100  $          1,000    $         -  $     85,302  $     86,302

Recapitalization of
 Medi-Hut Company, Inc.:

  Exchange of all common shares
   with Indwest                         (100)           (1,000)         1,000            -              -

  Outstanding common shares of
   Indwest prior to exchange       1,699,549             1,700         (1,700)           -              -

  Issuance of common shares prior
   to exchange with Medi-Hut       1,751,251             1,751         31,582            -         33,333

  Exchange of Indwest common
   shares for all common shares
   of Medi-Hut                     4,099,000             4,099         (4,099)           -              -

  Issuance of common shares          196,000               196         84,304            -         84,500

  Acquisition costs related
   to above                                -                 -       (122,443)           -       (122,443)

Issuance of Common Shares
 Pursuant to a Private
 Placement Memorandum                 27,000                27         67,473            -         67,500

Issuance of Common Shares
 Pursuant to a Private
 Placement Memorandum                500,000               500        224,500            -        225,000

Issuance of Warrants for
  Services Provided                        -                 -         50,500            -         50,500

Net (Loss) Year Ended
 October 31, 1998                          -                 -              -       (45,997)      (45,997)
                                 ------------ ----------------- -------------- ------------- -------------
Balances, October 31, 1998         8,272,800             8,273        331,117        39,305       378,695

Issuance of Common Shares
 Pursuant to a Private
 Placement Memorandum              2,200,000             2,200        987,800            -        990,000

Issuance of Warrants for
 Services Provided                         -                 -         23,500            -         23,500

Net (Loss) Year Ended
 October 31, 1999                          -                 -              -       (74,462)      (74,462)
                                 ------------ ----------------- -------------- ------------- -------------
Balances, October 31, 1999        10,472,800  $         10,473  $   1,342,417  $    (35,157) $  1,317,733
                                 ============ ================= ============== ============= =============



See notes to the financial statements.                                              4


                      Medi-Hut Company, Inc.
                     Statements of Cash Flows


                                                   Year Ended October 31,
                                                  -------------------------
                                                     1999           1998
                                                  ------------ ------------
Cash Flows From Operating Activities
Net Loss                                          $   (74,462) $   (45,997)
Adjustments to Reconcile Net Loss to Net Cash
 Provided (Used) by Operating Activities:
    Depreciation and amortization                       2,821        3,536
    Amortization of prepaid consulting expense         26,625       33,667
Decrease (Increase) in Assets
    Accounts receivable                              (217,709)    (157,905)
    Inventory                                          10,239      (14,181)
    Prepaid expenses                                    2,320       (3,101)
Increase (Decrease) in Liabilities
    Accounts payable and accrued expenses             426,672      (23,109)
    Profit sharing plan payable                             -      (28,628)
                                                  ------------ ------------
      Net Cash Provided (Used) by
        Operating Activities                          176,506     (235,718)
                                                  ------------ ------------

Cash Flows From Investing Activities
    Purchases of marketable securities               (900,000)           -
    Purchase of capitalized cost reduction                  -       (1,896)
                                                  ------------ ------------
      Net Cash (Used) by Investing Activities        (900,000)      (1,896)
                                                  ------------ ------------
Cash Flows From Financing Activities
    Proceeds from sale of common stock                990,000      287,890
    Proceeds from lines of credit                           -       10,000
    Repayment of lines of credit                      (39,195)      (8,500)
    Cash paid for deferred charges                    (20,713)           -
                                                  ------------ ------------
      Net Cash Provided by Financing Activities       930,092      289,390
                                                  ------------ ------------

Net Increase in Cash                                  206,598       51,776
Cash at Beginning of Period                           167,920      116,144
                                                  ------------ ------------

Cash at End of Period                             $   374,518  $   167,920
                                                  ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash Paid During the Period for:
        Interest                                  $     4,554  $     4,000
                                                  ============ ============
        Income taxes                              $       300  $       325
                                                  ============ ============


SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
  Common stock purchase warrants were issued by the Company during 1999 and 1998 for consulting services received amounting to $23,500 and $50,500, respectively.


See notes to the financial statements.                                    5

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization
     Medi-Hut Company, Inc. ("Medi-Hut" or "the Company"), a company in the business of selling wholesale medical supplies, was originally incorporated in the State of New Jersey on November 22, 1982. On January 28, 1998, the Company entered into an Agreement and Plan of Reorganization (APR) with a public company Indwest, Inc. (Indwest), a Utah company incorporated on August 20, 1981 (formerly known as Gibraltor Energy, Gibraltor Group, Computermall of Philadelphia, Inc. and Steering Control Systems, Inc.). Pursuant to the APR, Medi-Hut's shareholders exchanged 100% of their common shares for 4,295,000 newly issued shares of Indwest on March 3, 1998.

     For accounting purposes, the acquisition has been treated as an acquisition of Indwest by Medi-Hut and a recapitalization of Medi-Hut. The historical financial statements prior to January 28, 1998 are those of Medi-Hut. Pro-forma information is not presented since the combination is considered a recapitalization. Subsequent to the exchange, Medi-Hut merged with Indwest whereby Medi-Hut ceased to exist and Indwest, the surviving corporation, changed its name to Medi-Hut Company, Inc. On February 2, 1998, Medi-Hut Company, Inc. changed its state of domicile from Utah to Delaware. The surviving corporation's operations are entirely those of the former and new Medi-Hut.

Investments in Marketable Securities
     The Company invests in debt securities which are classified at the date of purchase as held-to-maturity securities. Held-to-maturity securities are reported at amortized cost, as the Company has both the ability and intent to hold such securities until maturity.

Accounts Receivable
     No reserve for doubtful accounts has been established since management believes that all accounts receivable are collectible in full.

Inventory
     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market. Market values represent the lower of replacement cost or estimated net realizable value.

Deferred Charges
     Deferred charges are comprised of costs incurred by the Company for seeking small business loan financing. These charges will be amortized over the loan period when and if such financing is obtained or expensed in full should such financing not be obtained. No amortization expense has been recognized during the years ended October 31, 1999 and 1998.

Depreciation
     Machinery and equipment are stated at cost. Depreciation is computed using the straight line method for financial reporting purposes which amounted to $263 and $526 for the years ended October 31, 1999 and 1998 respectively. The estimated useful lives of the machinery and equipment assets for financial statement purposes are five years. For income tax purposes, recovery of capital costs for machinery and equipment is made using accelerated methods over the asset's class life. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Amortization
     The capitalized cost reduction on the auto lease is being amortized over the life of the lease (24 months). Total amortization for the years ended October 31, 1999 and 1998 was $948 and $1,400, respectively.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Research and Development
     The only research and development costs incurred relate to patent and licensing costs which are being amortized over their remaining useful lives of 20 years on a straight line basis beginning on the patent application date of September 11, 1995. The patent was approved on October 8, 1996. Total amortization for the year ended October 31, 1999 and 1998 was $1,610 for each year.

Earnings (Loss) Per Common Share
     Earnings (loss) per common share, in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (warrants) have not been included in this computation since the effect would be anti-dilutive.

Revenue Recognition
     Revenue from product sales is recognized at the time of shipment provided that the resulting receivable is deemed probable of collection.

Income Taxes
     In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109"), deferred taxes are recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized. The Company incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the deferred tax asset has been offset entirely by a valuation allowance against the related deferred tax asset for the years ended October 31, 1999 and October 31, 1998.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Issued for Services
     The Company accounts for common stock and common stock purchase warrants issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or warrant grant in accordance with Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation. (FASB 123)" Compensation/consultant expense is recorded for the fair market value of the stock and warrants issued.

NOTE 2 - CONCENTRATIONS OF CREDIT AND BUSINESS RISK

     The Company maintains cash balances in a financial institution. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000 per account, of which the Company's accounts may, at times, exceed the federally insured limits.

     The Company provides credit in the normal course of business to customers located primarily in the northeastern portion of the U.S. The Company performs ongoing credit evaluations of its customers.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 3 - MARKETABLE SECURITIES

     Cost and fair value of the Company's investments in Held-to-maturity debt securities are as follows:

                                                      October 31,
                                                 ------------------------
                                                   1999          1998
                                                 ----------- ------------
      Amortized Cost                             $  900,000  $         -
      Gross Unrealized Gains/Losses                       -            -
                                                 ----------- ------------
      Fair Value                                 $  900,000  $         -
                                                 =========== ============

     The amortized costs and fair values of debt securities Held-to-maturity at October 31, 1999 by expected maturity are all due in one year or less.

NOTE 4 - INVENTORY

     Inventory consists of purchased finished goods which totaled $28,500 and $38,739 at October 31, 1999 and October 31, 1998, respectively.

NOTE 5 - LINES OF CREDIT

     On October 10, 1997, the Company obtained a $150,000 revolving line of credit under which the bank has agreed to make loans at 3% above the prime interest rate. The line expired on October 10, 1999 but was renewed until October 10, 2000 and may be used to support and finance the Company's commercial foreign letters of credit. As of October 31, 1999 and October 31, 1998, there were $0 outstanding on this line of credit.

     At October 31, 1999 and 1998, the Company had a $0 open letters of credit.

     Also on October 10, 1997, the Company obtained a $50,000 working capital line of credit under which the bank has agreed to make loans at 2% above the prime interest rate. The line expired on August 30, 1999, but was renewed until August 30, 2000. As of October 31, 1999 and October 31, 1998, there was $0 and $39,195 outstanding on this line of credit, respectively.

     Both lines of credit are secured by all of the Company's assets and personal guarantees of the Company's officers.

NOTE 6 - OPERATING LEASE COMMITMENTS

     The Company leases certain office and warehouse space (90 days cancelable) and an automobile under operating leases.

     The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 31, 1999.

       Year Ending October 31, 2000            $         10,757
                                               -----------------
          Total minimum payments required      $         10,757
                                               =================

     Rent expense for the years ended October 31, 1999 and 1998 amounted to $22,237 and $22,639, respectively.

      The office and warehouse lease contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expense.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 7 - PROFIT SHARING PLAN

     The Company sponsored a qualified profit sharing plan (the plan) effective October 31, 1993 which set forth certain requirements for eligibility, vesting and contributions for all full time employees. Contributions to the plan were discretionary and determined annually by management. The plan was terminated in February 1998. The profit sharing plan expense for the years ended October 31, 1999 and 1998 was $0, respectively.


NOTE 8 - WARRANTS

     Pursuant to a one year consulting agreement beginning on March 2, 1998 for public relations services, the Company issued common stock purchase warrants as follows:


                        Exercise          Exercise Term
                No. of  Price Per  -------------------------
Date of Grant   Shares  Share         Start       Expiration    Vesting Rights
-------------- -------- ---------- ------------- -------------  -------------
March 2, 1998   50,000  $  3.00    March 2, 1998  March 2, 2001  Upon Issue
March 2, 1998   50,000     3.50    March 2, 1998  March 2, 2001  Upon Issue
March 2, 1998   50,000     4.00    March 2, 1998  March 2, 2001  Upon Issue
March 2, 1998   50,000     5.00    March 2, 1998  March 2, 2001  Upon Issue

     Pursuant to another one year consulting agreement on June 1, 1999 for public relations services, the Company additionally issued the following warrants:

                        Exercise          Exercise Term
                No. of  Price Per  -------------------------
Date of Grant   Shares  Share         Start       Expiration    Vesting Rights
-------------- -------- ---------- ------------- -------------  -------------
June 1, 1999   125,000  $   0.50   June 1, 1999  June 1, 2002    Upon Issue
June 1, 1999   125,000      0.75   June 1, 1999  June 1, 2002    Upon Issue
June 1, 1999   125,000      1.00   June 1, 1999  June 1, 2002    Upon Issue
June 1, 1999   125,000      1.25   June 1, 1999  June 1, 2002    Upon Issue


     Consultant expense of $26,625 and $33,667 for the years ended October 31, 1999 and 1998, respectively, has been recorded in accordance with FASB Statement No. 123 as a part of selling, general and administrative expenses. The fair value of each warrant issued is estimated on the grant date using the black scholes pricing model with the following weighted-average assumptions used for grants for the years ended October 31, 1999 and 1998; dividend yield of 0%, risk-free interest of 5%, and expected lives of 3 years for the warrants.

     At October 31, 1999 and 1998, there were 700,000 and 200,000 shares eligible for exercise, respectively, at prices ranging from $.50 to $5.00 per share. The weighted average remaining contractual life of the warrants is 2 years and 3 years, respectively, for the years ended October 31, 1999 and 1998. The weighted average exercise price of the warrants is $1.73 and $3.88, respectively, for the years ended October 31, 1999 and 1998.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 9 - MAJOR CUSTOMERS

     For the years ended October 31, 1999 and 1998, the Company had four and three major customers, respectively, sales to which represented approximately 84% ($1,067,217) and 80% ($620,361), respectively, of the Company's revenues. The Company had accounts receivable balances due from these customers of $271,538 and $126,345 at October 31, 1999 and October 31, 1998, respectively. The loss of these customers would have a materially adverse effect on the Company.

     The following indicates the revenues from each of the major customers:

                                                     Year Ended October 31,
                                                     ---------------------
                                                      1999        1998
                                                 ------------- -------------
     Major Customer #1                           $    341,492  $    357,598
     Major Customer #2                                307,608       155,546
     Major Customer #3                                297,906             -
     Major Customer #4                                120,211             -
     Major Customer #5                                      -       107,217
                                                 ------------- -------------
        Total                                    $  1,067,217  $    620,361
                                                 ============= =============
NOTE 10 - RELATED PARTY TRANSACTIONS

     Accounting services of $5,635 and $6,260 for years ended October 31, 1999 and 1998, respectively, were provided by a firm of which certain individuals in that firm are shareholders/directors of the Company. The amounts include accounting and legal ($5,635) in 1999 and acquisition costs ($2,660) and accounting and legal ($3,600) in 1998.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Accounts Receivable, Accounts Payable and Lines of Credit
    The carrying amount approximates fair value because of the short maturity of these instruments.

     Limitations
          Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 12 - INCOME TAXES

     The income tax provision (benefit) is comprised of the following:

                                       Federal      State        Total
                                       ---------- ----------- -----------
     Year Ended October 31, 1999
         Current                       $       -  $      300  $      300
         Deferred                              -           -           -
                                       ---------- ----------- -----------
                                       $       -  $      300  $      300
                                       ========== =========== ===========
      Year Ended October 31, 1998
         Current                       $       -  $      325  $      325
         Deferred                              -           -           -
                                       ---------- ----------- -----------
                                       $       -  $      325  $      325
                                       ========== =========== ===========

     Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate entirely to net operating loss carryforwards for both Federal and State income tax purposes.

     The Company has available net operating loss carryforwards at October
31, 1999, which may be used to reduce Federal and State taxable income and tax liabilities in future years, approximating $60,000 which begin to expire October 31, 2018.

     The differences between income tax provision (benefit) in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:


                                                         October 31,
                                                     1999        1998
                                                 ------------ -------------
     Tax (benefit)                                   (15)%        (15)%
     Valuation allowance                              15 %         15 %
                                                 ------------ -------------
     Effective tax rate                                -            -
                                                 ============ =============

     The Company's total deferred tax asset and valuation allowance at October 31, 1999 is as follows:

                                                         October 31,
                                                     1999           1998
                                                 ------------ -------------
     Total deferred tax asset                    $    15,000  $      3,000
     Less valuation allowance                        (15,000)       (3,000)
                                                 ------------ -------------
        Net deferred tax asset                   $         -  $          -
                                                 ============ =============

     The change in the valuation allowance amounted to $12,000 and $0 for the years ended October 31, 1999 and 1998, respectively.

NOTE 13 - SUBSEQUENT EVENT

     In January of 2000, the Company entered into an agreement to acquire a private company in the business of selling over-the-counter and name brand pharmaceuticals to distributors and wholesalers throughout the continental U.S. Pursuant to the agreement, the Company will issue 350,000 restricted common shares for all of the outstanding shares of the private company, which will become a wholly-owned subsidiary of Medi-Hut.

                          <Letterhead of
                          Rosenberg Rich
                           Baker Berman
                            ----------
                            & COMPANY
                           ----------
                  A Professional Association of
                   CERTIFIED PUBLIC ACCOUNTANTS
     380 Foothill Road*PO Box 6483*Bridgewater, NJ 08807-0483
              Phone: 908-231-1000*FAX: 908-231-6894>



      Independent Auditors' Report on Additional Information



To the Board of Directors and Stockholders of Medi-Hut Company, Inc.


Our report on the basic financial statements of Medi-Hut Company, Inc. as of October 31, 1999 and 1998 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on the following page is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 20, 1999
                                                                    12

                      Medi-Hut Company, Inc.
    Schedules of Selling, General and Administrative Expenses

                                                        Year Ended
                                                        October 31,
                                                 --------------------------
                                                     1999         1998
                                                 ------------ -------------
Officers' salaries                               $   148,900  $    122,520
Warehouse salaries                                    13,500        12,700
Selling supplies                                       1,559         1,294
Delivery expense                                       3,170         3,177
Advertising                                            2,300             -
Business promotion                                       521           880
License and permits                                      397           860
General insurance                                     27,010        17,743
Payroll taxes                                         13,615        11,258
Rent                                                  22,237        22,639
Office supplies and expense                            2,185         2,523
Postage                                                  264           370
Accounting and legal                                  16,591         3,600
Consultant expense                                    26,625        33,667
Bank charges                                             366            69
Repairs and maintenance                                  101           327
Utilities                                              2,474         2,240
Depreciation                                             263           526
Employee welfare                                      16,914        13,122
Amortization                                           2,558         3,010
Garbage removal                                          960         1,137
Auto expense                                          11,964        11,736
Annual report                                             80            40
Contributions                                              -            13
Outside services                                       2,777            82
Travel and entertainment                               7,544         1,189
Telephone                                              4,581         4,440
Miscellaneous taxes                                    1,185             -
                                                 ------------ -------------
                                                 $   330,641  $    271,162
                                                 ============ =============