Form 10QSB
period 2000-01-31
MEDI HUT CO INC
filed 2000-03-14
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarter Ended: January 31, 2000

       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No. 000-27119


                              MEDI-HUT CO., INC
            (Exact name of registrant as specified in its charter)

            Delaware                               222-436-721
      (State of incorporation)                 (I.R.S. Employer
                                                Identification No.)


                            1935 Swarthmore Avenue
                          Lakewood, New Jersey 08701
                                (732) 901-0606
      (Address and telephone number of principal executive offices and principal place of business)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [ X ]   No  [   ]

      As of March 7, 2000, the Registrant had a total of 10,472,800 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements.............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.......11

                          PART II: OTHER INFORMATION

Item 5: Other Events......................................................12

Item 6:  Exhibits and Reports filed on Form 8-K ..........................13

Signatures................................................................14

    In this quarterly report references to "Medi-Hut," "we," "us," and "our" refer to Medi-Hut Co., Inc.

                          FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Medi-Huts' control. These factors include but are not limited to economic conditions generally and in the industries in which Medi-Hut may participate; competition within Medi-Huts' chosen industry, including competition from much larger competitors; technological advances and failure by Medi-Hut to successfully develop business relationships.

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                              Medi-Hut Co., Inc.
                        COMPARATIVE BALANCE SHEET
                January 31, 2000 and January 31, 1999




                                           January 31, 2000  January 31, 1999
                                           ----------------  ----------------
ASSETS

CURRENT ASSETS
    Checking account                       $        93,354   $           632
    Money market account                           159,945            60,549
    Accounts Recievable                            355,718           196,410
    Accrued Interest Receivable                      2,835                 0
    Investment                                     700,000                 0
    Prepaid Expenses- Current                        7,836             4,208
    Prepaid Insurance                               14,927             9,197
    Merchandise Inventory                          131,515           101,782
                                           ----------------  ----------------
TOTAL CURRENT ASSETS                             1,466,130           372,778

PROPERTY AND EQUIPMENT
    Equipment                                       15,000                 0
    Furniture and Fixtures                          27,316            27,316
    Accumulated Depreciation(F&F)                  (27,316)          (27,186)
                                           ----------------  ----------------
TOTAL PROPERTY AND EQUIPMENT                        15,000               130

OTHER ASSETS
    Deferred Charges                                22,713                 0
    Auto Lease Cap Reduction                         4,796             4,796
    Accum Lease Amort Charge                        (4,401)           (3,453)
    Patent                                          32,201            32,501
    Accum. Amort.-Patent                            (6,737)           (5,127)
                                           ----------------  ----------------
TOTAL OTHER ASSETS                                  48,572            28,717
                                           ----------------  ----------------
TOTAL ASSETS                               $     1,529,702   $       401,625
                                           ================  ================

     UNAUDITED

                              Medi-Hut Co., Inc.
                        COMPARATIVE BALANCE SHEET
                January 31, 2000 and January 31, 1999

                                           January 31, 2000  January 31, 1999
                                           ----------------  ----------------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Accounts Payable                       $       200,990   $        36,623
    Federal Withholding Tax Payable                    648                 0
    State Unemployment tax payable                       0               174
    Medicare tax payable                               595                 0
    State Witholding Tax Payable                       529               679
    Accrued Expenses                                12,739                 0
    Line of Credit Payable                               0            39,195
                                           ----------------  ----------------
TOTAL CURRENT LIABILITIES                          215,501            76,671

EQUITY
    Capital Stock                                   10,473             8,273
    Additional paid in capital                   2,812,317           934,767
    Retained (Deficit) / Earnings               (1,508,589)         (618,086)
                                           ----------------  ----------------
TOTAL EQUITY                                     1,314,201           324,954
                                           ----------------  ----------------
TOTAL LIABILITIES AND EQUITY               $     1,529,702   $       401,625
                                           ================  ================


          UNAUDITED

                            Medi-Hut Co., Inc.
                      COMPARATIVE INCOME STATEMENTS
       For The Periods Ended January 31, 2000 and January 31, 1999

                                          November 1, 1999  November 01, 1998
                                                 to                 to
                                          January 31, 2000  January 31, 1999
                                          ----------------  -----------------
SALES
  Sales                                           369,549          175,782
  Sales discounts                                 ( 1,847)          (1,627)
                                          ----------------  -----------------
Total SALES                                       367,702          174,155

COST OF SALES
  BEGINNING INVENTORY                              28,500           38,739
  Purchases                                       382,786          181,099
  Purchases discounts                                 (53)          (5,967)
  Freight In                                        2,125            1,520
  Ending Inventory                               (131,515)        (101,782)
  Freight out                                         655              989
                                          ----------------  -----------------
Total COST OF SALES                               282,498          114,598
                                          ----------------  -----------------
Total GROSS PROFIT                                 85,204           59,557

GENERAL & ADMINISTRATIVE
  Advertising                                           0                0
  Brochures & catalogues                              308              145
  Commissions                                         103                0
  Rubbish collection                                  266              249
  Delivery Expense                                    816              921
  Selling Supplies                                      0            1,277
  Insurance - General                               8,250            9,876
  Legal & accounting                                    0              290
  Business Promotion                                    0                0
  Outside services                                    119            2,500
  Postage expense                                       0                0
  Repairs & Maintenance                                 0                0
  Travel & entertainment                            2,201            3,070
  Salaries Officers                                37,023           51,100
  Salaries Office                                     600                0
  Salaries Warehouse                                3,500            2,700
  Accounting                                       12,675            6,365
  Bank Charges                                          0               95
  Burglar Alarm                                       142              134

          UNAUDITED

                            Medi-Hut Co., Inc.
                      COMPARATIVE INCOME STATEMENTS
       For The Periods Ended January 31, 2000 and January 31, 1999

                                          November 1, 1999  November 01, 1998
                                                 to                 to
                                          January 31, 2000  January 31, 1999
                                          ----------------  -----------------
  Cleaning                                              0                0
  Group Life Insurance                                459              440
  Heat, Light, And Power                              484              540
  Hospitilization                                   7,217            3,155
  Insurance                                             0              369
  Legal                                                 0              494
  Consulting Expense                               13,047           12,625
  Licenses and Permits                                225              200
  Office supplies and expense                       1,367            1,357
  Payroll Tax                                       2,127            4,220
  Car Lease                                         2,991            2,991
  Rent                                              6,212            6,094
  Telephone General                                 1,290            1,230
                                          ----------------  -----------------
Total GENERAL & ADMINISTRATIVE                    101,422          112,437

Total NET OPERATING INCOME (LOSS)                 (16,218)         (52,880)

OTHER (INCOME) AND EXPENSES
  Interest Income                                 (13,577)            (865)
  Interest Expense                                      0              728
  Depreciation Expense                                  0              133
  Amort of Organization Expense                       640              640
                                          ----------------  -----------------
Total OTHER (INCOME) AND EXPENSES                 (12,937)             636
                                          ----------------  -----------------
NET INCOME (LOSS) BEFORE TAX                       (3,281)         (53,516)

INCOME TAXES
  Corp. Business Tax                                  250              225
                                          ----------------  -----------------
INCOME TAXES                                          250              225
                                          ----------------  -----------------
NET INCOME (LOSS)                                  (3,531)         (53,741)
                                          ================  =================
LOSS PER COMMON SHARE                              (0.001)          (0.026)
                                          ================  =================
WEIGHTED AVERAGE OF
   COMMON SHARES OUTSTANDING                    2,618,225        2,068,225
                                          ================  =================


                   UNAUDITED

Medi-Hut Company, Inc.
Cash Flows Statement
January 31, 2000


                                                   January 31,  October 31,
                                                     2000          1999
Description                                          Balance      Balance     Amount
------------                                     ------------ ------------ -----------
Net Loss for the period 11/1/99-1/31/00                                       (3,532)

Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operating Activities -

Depreciation & Amortization                              640         640

Decrease/(Increase) in Assets
Accounts Receivable                                  355,718     422,590      66,872
Inventory                                            131,515      28,500    (103,015)
Prepaid Expenses                                      14,927       2,188     (12,739)
Prepaid Consulting                                     7,836      13,708       5,872
Accrued Interest Receivable                            2,835           0      (2,835)
Investment                                           700,000     900,000     200,000

Increase/(Decrease) in Liabilities
Accounts Payable                                     200,990     470,983    (269,993)
Payroll Taxes Payable                                  1,772           0       1,772
Accrued Expense                                       12,739           0      12,739
                                                                           -----------
Net Cash Provided by Operating Activities                                   (104,219)

Cash Flows from Investing Activities -

Purchases of patent and licensing costs               32,201      32,201           0
Purchase of equipment                                 15,000           0     (15,000)
                                                                           -----------

Net Cash Provided by Investing Activities                                    (15,000)

Cash Flows from Financing Activities -

Cash paid for deferred charges                       (22,713)    (20,713)     (2,000)
                                                                           -----------

Net Cash Provided by Financing Activities                                     (2,000)

Net Decrease in Cash                                                        (121,219)

Cash at Beginning of Period                                                  374,518
                                                                           -----------
Cash at End of Period                                                        253,299
                                                                           ==========

        UNAUDITED


Medi-Hut Company, Inc.
Cash Flows Statement
January 31, 1999


                                                    January 31, October 31,
                                                       1999        1998
Description                                          Balance     Balance      Amount
------------                                       ----------- ----------- -----------
Net Loss for the period 11/1/98-1/31/99                                       (53,741)

Adjustments to Reconcile Net Loss
   to Net Cash Provided by Operating Activities -

Depreciation & Amortization                               773         773

Decrease/(Increase) in Assets
Accounts Receivable                                   196,410     204,881       8,471
Inventory                                             101,782      38,739     (63,043)
Prepaid Expenses                                        9,197       4,508      (4,689)
Prepaid Consulting                                      4,208      16,833      12,625
Accrued Interest Receivable                                 0           0           0
Investment                                                  0           0           0

Increase/(Decrease) in Liabilities
Accounts Payable                                       36,623      44,311      (7,688)
Payroll Taxes Payable                                     853                     853
Accrued Expense                                                                     0
                                                                           -----------
Net Cash Provided by Operating Activities                                    (106,439)

Cash Flows from Investing Activities -

Line of Credit                                         39,195      39,195           0
Purchases of patent and licensing costs                32,501      32,201        (300)
Purchase of equipment                                                               0
                                                                           -----------
Net Cash Provided by Investing Activities                                        (300)

Cash Flows from Financing Activities -

Cash paid for deferred charges                                                      0

Net Cash Provided by Financing Activities                                           0
                                                                           -----------
Net Decrease in Cash                                                         (106,739)

Cash at Beginning of Period                                                   167,920
                                                                           -----------
Cash at End of Period                                                          61,181
                                                                           ===========

          UNAUDITED



                              Medi-Hut Co., Inc.
                 Notes to the Condensed Financial Statements
                          January 31, 2000 and 1999

BASIS OF PRESENTATION

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ended October 31, 2000 and 1999, respectively.


NOTES PAYABLE

         The Company has in place a $ 50,000 working capital line of credit under which the bank has agreed to make loans at 2% above the prime interest rate. As of January 31, 2000 and 1999 there was $ 0 and $ 39,195 outstanding, respectively.


EARNINGS (LOSS) PER COMMON SHARE

        Earnings (loss) per common share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (warrants) have not been included in this computation since the effect would be anti-dilutive.


COMMON STOCK DIVIDENDS

         Common stock dividends amounting to $ 866,250 and $ 603,650 during 1999 and 1998, respectively, were recognized as to the difference between the average high/low market price and issue price of the 527,000 and 2,200,000 common shares issued in accordance with the private placement memorandum in 1999 and 1998, respectively.

                              Medi-Hut Co., Inc.
                 Notes to the Condensed Financial Statements
                          January 31, 2000 and 1999

SUBSEQUENT EVENT

     In January of 2000, the Company entered into an agreement to acquire a private company in the business of selling over-the-counter and name brand pharmaceuticals to distributors and wholesalers throughout the continental
U.S.   Pursuant to the agreement, the Company will issue 350,000 restricted common shares for all of the outstanding shares of the private company, which will become a wholly-owned subsidiary of Medi-Hut Co., Inc. The agreement was finalized in March of 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Medi-Hut is in the business of selling wholesale medical supplies through drug wholesalers. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Costs of sales primarily consist of the cost of the products purchased from third-party vendors and shipping costs. General and administrative expenses include employee salaries and benefits, employee travel expenses, selling expenses, office expenses and occupancy costs and legal and accounting fees. Our fiscal year ends October 31st.

Results of Operations

Three Months Ended January 31, 2000 Compared to Three Months Ended January 31, 1999

    The following table summarizes the results of our operations for the three months ended January 31, 2000 and 1999, our first fiscal quarter.

                                             Three Months Ended January 31,
                                                    1999         2000
                                             ---------------- ---------------
Sales                                        $       174,155  $      367,702
Cost of Sales                                        114,598         282,498

Gross Profit                                          59,557          85,204

General & Administrative Expenses                    112,437         101,422

Operating Income or (Loss)                           (52,880)        (16,218)

Other (Income) and Expenses                              636         (12,937)

Net Income (Loss)                                    (53,741)         (3,531)

      Sales increased $193,547 for the first quarter of 2000 compared to the first quarter of 1999. This increase in sales was primarily the result of adding name brand pharmaceuticals to our product line.

     Cost of sales increased from 65.8% of sales for the first quarter of 1999 compared to 76.8% of sales for the first quarter of 2000. The increased costs are reflective of the smaller profit margin of the name brand pharmaceuticals product line. While our gross profit increased by $25,647 from the first quarter of 1999 compared to the first quarter of 2000, gross profits as a percentage of sales were 23.17 % of sales in the first quarter of 2000 compared to 34.19 % of sales in the first quarter of 1999.

      General and administrative expenses decreased $11,015 from the first quarter of 1999 compared to the first quarter of 2000. Such expenses were 64.5% of sales for the first quarter of 1999 compared to 27.5% of sales for the first quarter of 2000. The decrease in expenses resulted primarily from reduction of officers salaries and related payroll liabilities.

      We posted interest income of $13,577 for the first quarter of 2000 compared to $865 for the first quarter of 1999. As a result, we recorded total other income of $12,937 for the first quarter of 2000 compared to total other expenses of $636 for the first quarter of 1999. The interest income for the first quarter of 2000 was primarily a result of the investment of $700,000 into short-term commercial paper from the $1 million raised from the sale of our common stock in August, 1999.

Liquidity and Capital Resources

       We have funded our cash requirements primarily through revenues and sales of our common stock. We have required little short term debt financing and management anticipates we will meet our present requirements for working capital and capital expenditures for the next twelve months. Our working capital was $1,250,629 as of January 31, 2000. We recorded $253,299 in cash reserves with total current assets of $1,466,130 and total current liabilities of $215,501. Our principal commitments consist of office and warehouse space with future minimum rental payments of $10,757 through the year 2000.

       Net cash used by our operating activities was $104,219 and $106,434, respectively, for the first quarter 2000 and 1999. Net cash used in investing activities for the first quarter of 2000 was $15,000 for the first quarter of 2000 compared to $300 for the first quarter of 1999. We purchased molds for our syringe production.

      Accounts receivable were $355,718 for the first quarter of 2000 compared to $422,590 accounts receivable posted at October 31, 1999. Our inventory at the first quarter of 2000 was $131,515 compared to $28,500 at October 31, 1999. We had increased our inventory as a contingency plan for the Year 2000.

Year 2000 Compliance

      We and, to the best of our knowledge, our third-party suppliers and customers did not experience any disruptions to operations as a result of Year 2000. We did not expend any additional funds for Year 2000 compliance during our first fiscal quarter.

      We completed a review of our computer systems and operations during the summer of 1999 to determine the extent to which our business would be vulnerable to potential errors and failures as a result of the "Year 2000" problem. Year 2000 failures could result in system failures or miscalculations, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, provide services or engage in similar activities. These failures, miscalculations and disruptions could have a material adverse effect on our business, operations and financial condition.

      We concluded, based on our review of our operations and computer systems, that our significant computer programs and operations would not be materially affected by the Year 2000 problem. Our computer systems included a personal computer using Write Plus software package. The computer calculates and produces our inventory, pricing, accounting and invoicing. We completed an in-house protocol check which demonstrated that the system was in full compliance. Due to the minimal computer hardware and software we used, we could modify or replace any programs that were not Year 2000 compliant at an insignificant cost. We did not expend any funds for Year 2000 compliance.

      Under a reasonably likely worst case scenario, our operations could experience accounting or billing errors and inventory miscalculations. As a contingency plan we placed purchase orders with our suppliers into the first quarter of 2000. We ordered these products pursuant to the payment terms in effect at that time.

       We also made inquiries to our third-party suppliers to ascertain if they were Year 2000 compliant. Management was satisfied that two suppliers, H&P Industries and Calatex, Inc., were Year 2000 compliant. The remaining suppliers made appropriate examinations and necessary upgrades to insure their Year 2000 readiness.


                          PART II: OTHER INFORMATION

ITEM 5: OTHER EVENTS

        In an arm's length transaction in January of 2000, we agreed to acquire Vallar Consulting Corp., a privately held New York corporation ("Vallar Consulting"). The acquisition was structured as a tax free stock-for-stock exchange pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986 as amended. For accounting purposes the acquisition was treated as a pooling of interests and was determined to be an insignificant acquisition for which financial statements were not required. We currently are completing the necessary procedures to complete this transaction.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Part I Exhibits.

    Exhibit       Description
    -------       ------------
       27         Financial Data Schedule

        (b) Reports on Form 8-K. On January 24, 2000, Medi-Hut filed a Form 8-K regarding the acquisition of Vallar Consulting. No financial statements were filed.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Medi-Hut Co., Inc.



           3-13-00                               /s/ Joseph Sanpietro
Date: ______________________                By:____________________________
                                                  Joseph Sanpietro, President


          3-13-00                               /s/ Vincent Sanpietro
Date: ______________________                By:_____________________________
                                                Vincent Sanpietro, Secretary


          3/13/00                               /s/ Robert Russo
Date: ______________________                By:_____________________________
                                                   Robert Russo, Treasurer