Form 10KSB/A
period 1999-10-31
MEDI HUT CO INC
filed 2000-03-23
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the fiscal year ended October 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 0-27119

                              MEDI-HUT CO., INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     Delaware                              222-436-721
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

1935 Swarthmore Avenue, Lakewood, New Jersey               08701
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

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

                                    PART I

Item 1.      Description of business....................................  2
Item 2.      Description of property....................................  7
Item 3.      Legal proceedings .........................................  7
Item 4.      Submission of matters to a vote of security holders........  7

                                   PART II

Item 5.      Market for common equity and related stockholder matters...  7
Item 6.      Management's discussion and analysis or plan of operations.  8
Item 7.      Financial statements ......................................  12
Item 8.      Changes in and disagreements with accountants on
               accounting and financial disclosure......................  12

                                   PART III

Item 9.      Directors, executive officers, promoters and control
              persons, compliance with Section 16(a) of the
              Exchange Act..............................................  12
Item 10.     Executive compensation ....................................  13
Item 11.     Security ownership of certain beneficial owners and
               management...............................................  13
Item 12.     Certain relationships and related transactions.............  14

                                    PART IV

Item 13      Exhibits and reports on Form 8-K...........................  14

                          FORWARD LOOKING STATEMENTS

     In this annual report references to "Medi-Hut" "we," "us," and "our" refer to Medi-Hut Co., Inc.

          This annual report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Medi-Hut's control. These factors include but are not limited to economic conditions generally and in the industries in which Medi-Hut may participate; competition within Medi-Hut's chosen industry, including competition from much larger competitors; technological advances and failure by Medi-Hut to successfully develop business relationships.


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

Our Business

     We private label condoms, alcohol prep pads, over-the-counter drugs and medical devices through various suppliers, as well as, wholesale name brand drugs and medical devices. We hold a patent for a passive device safety syringe and in June of 1995 we received a 510(k) Food and Drug Administration (the "FDA") approval to market our patented Autoblock Safety Syringe (the "Autoblock Syringe"). (See, "Product Development," below.) In April of 1999 we introduced our own "Elite" brand of medical supplies and in September of 1999 we launched our Tru-Choice brand of over-the-counter drugs ("Tru-Choice drugs"). We sell our products through drug wholesalers who then sell the products to pharmacies and through mail order.

Principal Products.

     We wholesale name brand drugs and medical devices. Name brand drugs are drugs that are protected by patent or licensure, for example "Viagra". When a drug is patented, no other person can produce or sell that drug for twenty years without the patent owner's permission. In September of 1999 we began to wholesale Certia XT Caps, Nubain, Terazosin ACL Caps and Viagra. These name brand drugs were 35.2%, or $448,997, of our total revenues for the 1999 fiscal year. Our medical devices which include syringes, gauze bandages, adhesive bandages and paper products accounted for approximately 22.6%, or $287,969, of our revenues during fiscal year 1999.

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

     Our private label condoms are made of natural rubber latex and are silicone lubricated with a reservoir tip. Our latex condoms are made to exacting specifications, with each condom electrically tested for holes during the manufacturing process, dimensional checks are performed and leak tests using water are also conducted. Our condoms are manufactured in Korea at a plant that is ISO 9002 approved and then our condoms are tested by the FDA prior to entering the United States marketplace. (See, "Government Regulation," below.) Our condom sales accounted for approximately 14.7%, or $187,155, of our revenues for the fiscal year 1999. The FDA recently adopted a requirement that each individually wrapped condom have a lot number and expiration date. We have been using lot numbers and expiration dates on our condom packages for the last ten years. We have not had any recalls or product complaints regarding our condoms.

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

Principle Suppliers and Customers

       We purchase products internationally from FDA registered and ISO 9002 approved medical device facilities, as well as, manufacturers here in the United States. Calatex, Inc., located in California, produces our condoms. H & P Industries, located in Wisconsin, manufactures our alcohol preps. Shina Corporation, located in Seoul, Korea, manufactures our syringes. Banta Health Care Products, Inc., located in Michigan, produces our miscellaneous paper products. Advanced Pharmaceutical, Inc. produces our Tru-Choice drugs. King Ray Inc. located in New York supplies our name brand drugs. We are dependent upon these suppliers and the loss of any one of these suppliers would have a material adverse effect on our operations. However, we believe any of our suppliers could be replaced within sixty (60) days.

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

     We maintain our competitive stance by offering a quality product for less money. We believe our products are priced lower than products sold by the market leaders, which allows our third party wholesalers to realize greater profits. We price our products based upon available data regarding the selling prices of products being sold by the established companies in our markets. Based on that data, management establishes a price for a product which is lower than the price of the established company's product.

     Our alcohol preps are essentially identical to other alcohol preps in the market and are currently priced 16.6% less per box than those sold by The Kendall Corporation. Our condoms are subjected to a battery of tests before they are released on the market and during the past ten (10) years we have not had a recall or product complaint. Our condoms are currently priced 71.7% less per dozen than comparable Carter Wallace condoms. We have also used lot numbers and expiration dating on the packaging of all of our condoms for several years before it was required by the FDA. When the need for a latex warning was deemed necessary by the FDA, we were one of the first companies to comply with the law.

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

Government Regulation

     Our medical products are subject to regulation by the federal FDA and various other federal and state agencies as well as by a number of foreign governmental agencies. Our third-party manufacturers are primarily responsible for our products meeting these regulations. We believe they are in compliance in all material respects with the regulations based on the fact that our third-party manufacturers are FDA registered and their products meet FDA standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our business.

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

Available Information

       We currently use an investor relations firm, Columbia Financial Group, and interested persons may call at (888) 301-6271. On June 1, 1999 we entered into our second consultant agreement with Columbia Financial Group. Columbia Financial provides consulting and services for investor relations, public relations, publishing, advertising, fulfillment as well as Internet related services. Columbia Financial provides such services for a term of 12 months for a set fee, which has been paid for with 500,000 common warrants which expire June 2, 2002. Either party may terminate the agreement with 60 days written notice with certain conditional repayments. Columbia Financial has also entered into an agreement on our behalf with Internet Stock Market Resources for dissemination of our company information to its subscribers.

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

     Year          Quarter Ended      High          Low
     ----          --------------     ------       -----

     1998          April 30th          4.5          0.05
                   July 30th           3.375        0.9375
                   October 31st        1.125        0.28

     1999          January 31st        0.53125      0.125
                   April 30th          0.52         0.23
                   July 31st           1.03125      0.22
                   October 31st        2.875        0.875

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

     b) Recent Sales of Unregistered Securities

     On August 4, 1999, we offered an aggregate of 2,200,000 common shares for $990,000 pursuant to Rule 504 of Regulation D. Five accredited investors purchased 2,200,000 common shares for the $1 million aggregate offering price. A 10% commission was paid for this offering. We claim exemption from the registration requirements of Section 5 of the Securities Act for this private placement under the limited offering exemption provided by Regulation D.


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

Merger Treatment

     In an arms length transaction in February of 1998, Medi-Hut, New Jersey became a public company by completing a merger with Indwest, Inc., a publicly traded company seeking a merger candidate. Pursuant to the merger agreement, Indwest issued 4,295,000 of its common shares to twenty shareholders of Medi-Hut, New Jersey in exchange for 100% of the outstanding shares of that company. Indwest was the surviving entity and changed its name to Medi-Hut Co., Inc. ("Medi-Hut, Utah"). As a result of the merger Medi-Hut, Utah acquired the business operations, products and assets of Medi-Hut, New Jersey.

     The merger was structured as a tax free stock-for-stock exchange according to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For accounting purposes, the merger was treated as an acquisition of Indwest by Medi-Hut, New Jersey, and a recapitalization of Medi-Hut, New
Jersey.   Based on stockholders' equity Indwest issued shares valued at $2,029 to Medi-Hut's shareholders and Medi-Hut's shareholders retained a $51,560 interest in the combined entity which was valued at $93,079. As a result of the merger, the former shareholders of Medi-Hut, New Jersey held 55.4% of Medi-Hut, Utah's outstanding common shares. Immediately after the merger, affiliates held 5,419,789 common shares and non-affiliates held 2,326,011 common shares.

     Subsequently, Medi-Hut, Utah changed its domicile from Utah to Delaware. Indwest had no operations since inception and the surviving corporation's operations are entirely those of the former and new Medi-Hut.

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

     A summary of our audited balance sheets for the years ended October 31, 1999 and 1998 are as follows:

                                      Years Ended  October 31,
                                         1998          1999
                                     ------------   -------------
Cash/Cash Equivalents                $   167,920    $    374,518
Current Assets                           432,881       1,741,504

Total Assets                             462,201       1,788,716

Total Current Liabilities                 83,506         470,983

Total Stockholder's Equity               378,695       1,317,733
Total Liabilities & Stockholder Equity   462,201       1,788,716

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

     Net cash provided by our operating activities was $176,506 for the 1999 fiscal year, compared to $235,718 net cash used by operating activities for 1998. The net loss posted for fiscal year 1998 was a result of decreased revenues. As of October 31, 1999, our principal commitments consisted of office and warehouse space. Future minimum rental payments are $10,757 through the year 2000.

     Net cash provided by financing activities during fiscal year 1999 was $930,092 compared to $289,390, for 1998 and came primarily from sales of our common stock. In August of 1999 we raised $1,000,000 from the sale of 2,200,000 common shares, which we intend to use to commence the production of our Autoblock Syringe. While we received the stated amount of consideration for those shares, we have revised the amounts stated in our financial statements to reflect the average high/low market price of the common shares on the date of issuance. We then applied a modest discount for lack of marketability. The difference between the average high/low market price and issue price has been reflected as common stock dividend. As a result of these change, we posted a constructive dividend of $866,250 for this issuance.

     We sold 27,000 common shares for $67,500 in January of 1998 and 500,000 common shares in June of 1998 for $225,000. While we received the stated amounts in consideration for those shares, we have revised the amounts stated in our financial statements to reflect the average high/low market price of the common shares on the date of issuance. We then applied a modest discount for any restrictions on resale and lack of marketability. The difference between the average high/low market price and issue price has been reflected as common stock dividend. As a result of these changes, we posted a constructive dividend of $25,650 for the January 1998 issuance and $578,000 for the June 1998 issuance.
          Another source of cash is a working capital line of credit for $50,000 under which PNC Bank, N.A. has agreed to make loans at 2% above the prime interest rate. This credit line was renewed in August of 1999 and will expire in August of 2000. We also had a $150,000 revolving line of credit we obtained in October of 1997. Pursuant to the agreement, PNC Bank, N.A. agreed to make loans to us at 3% above the prime interest rate. This line of credit expired on October 10, 1999 but was renewed until October 10, 2000. Both lines of credit were secured by all the assets of Medi-Hut and personal guarantees of our executive officers. As of the fiscal years ended 1999 and 1998 there was $0 and $39,195 outstanding, respectively, on the $50,000 line of credit. We had a $0 balance on the $150,000 credit line at the end of both fiscal years.

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a Autoblock Syringe manufacturing facility in New Jersey. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwriter for the bonds.

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

Results of Operations

     The following table summarizes the results of our operations for the fiscal years ended October 31, 1999 and 1998.

                                                 Years Ended October 31,
                                                   1998          1999
                                               ------------- -------------
Sales                                          $    779,537  $  1,272,419
Cost of Sales                                       552,173     1,019,495
Gross Profit                                        227,364       252,924

Selling, General & Administrative Expenses          271,162       330,641

Operating Income or (Loss)                          (43,798)      (77,717)

Interest Income                                       2,126         8,109

Interest Expense                                     (4,000)       (4,554)
Provision for Income Taxes                              325           300

Net Income (loss)                                   (45,997)      (74,462)

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

Year 2000 Compliance

     We and, to the best of our knowledge, our third-party suppliers and customers did not experience any disruptions to operations as a result of Year 2000. We did not expend any additional funds for the Year 2000 compliance during our first fiscal quarter.

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


ITEM 7.     FINANCIAL STATEMENTS

     Our audited financial statements for the fiscal years ended October 31, 1999 (Restated) and 1998, are attached.


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



     Name                     Age    Position Held
     --------------------   ------   ------------------
     Joseph A.  Sanpietro     49     President, Director
     Vincent J.  Sanpietro    52     Secretary, Director
     Robert Russo             40     Treasurer, Director

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

     b)     Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended October 31, 1999, Joseph and Vincent Sanpietro and Robert Russo filed late their Forms 3, initial statement of ownership, which were due upon the effective date of the Form 10-SB registration statement.


ITEM 10.     EXECUTIVE COMPENSATION

     The following table shows the compensation paid to our executive officers during the fiscal years 1998 and 1999.

                          SUMMARY COMPENSATION TABLE


                                       Annual Compensation
                                       --------------------
                                              Fiscal
Name and Principal Position          Year     Salary ($)    Bonus    Other
----------------------------         -----    ------------  -------  --------
Joseph A. Sanpietro, President       1999     $    85,200   $  0     $   0
and Director                         1998          75,167      0         0

Vincent J.  Sanpietro, Secretary     1999          63,700      0         0
and Director                         1998          47,353      0         0



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


                                  MANAGEMENT

                                        Common Stock Beneficially Owned
                                        -------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock          Percentage of Class
------------------------------ --------------------- -------------------

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

10.4 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (filed with Medi-Hut's Form 10-KSB on January 26, 2000)

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



                                   Medi-Hut Co., Inc.





          3/23/00                      /s/ Joseph Sanpietro
Date: _________________          By: _________________________________________
                                          Joseph Sanpietro, President


         3/23/00                       /s/ Vincent Sanpietro
Date: _________________          By: _________________________________________
                                          Vincent Sanpietro, Secretary


         3/23/00                      /s/ Robert Russo
Date: ________________           By: _________________________________________
                                          Robert Russo, Treasurer

                            Medi-Hut Company, Inc.

                             Financial Statements

                     October 31, 1999 (Restated) and 1998

                            Medi-Hut Company, Inc.
                      Index to the Financial Statements
                     October 31, 1999 (Restated) and 1998


                                                                        Page

Independent Auditors' Report on the Financial Statements ................. 1

Financial Statements

 Balance Sheets .......................................................... 2

 Statements of Operations ................................................ 3

 Statement of Stockholders' Equity ....................................... 4

 Statements of Cash Flows ................................................ 5

 Notes to the Financial Statements .................................... 6-11

 Independent Auditors' Report on the Additional Information ............. 12

Additional Information

 Schedules of Selling, General and Administrative Expenses .............. 13

                                <Letterhead of
                                Rosenberg Rich
                                 Baker Berman
                                  & Company
                        A Professional Association of
                         Certified Public Accountants
         380 Foothill Road * PO Box 6483 * Bridgewater NJ 08807-0483
        908-231-1000 * Fax: 908-231-6894 * E-mail: rrbb@net-lynx.com>


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


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 20, 1999, except for NOTE 13 which is dated January 14, 2000 and NOTE 14 which is dated February 29, 2000.

                            Medi-Hut Company, Inc.
                                Balance Sheets

                                                            October 31,
                                                        1999         1998
                                                   ------------- -------------
                                                     (Restated)
    Assets

Current Assets

  Cash                                             $    374,518  $   167,920
  Marketable securities                                 900,000            -
  Accounts receivable                                   422,590      204,881
  Inventory                                              28,500       38,739
  Prepaid expenses                                        2,188        4,508
  Prepaid consulting expense                             13,708       16,833
                                                   ------------- -------------
    Total Current Assets                              1,741,504      432,881
                                                   ------------- -------------
Machinery and Equipment                                  27,316       27,316
Less:  Accumulated Depreciation                         (27,316)     (27,053)
                                                   ------------- -------------

Net Machinery and Equipment                                   -          263
Deferred charges                                         20,713            -
Capitalized Cost Reduction, net of accumulated
  amortization of $4,164 and $3,216, respectively           632        1,580
Patent and Licensing Costs, net of accumulated
  amortization of $6,334 and $4,724, respectively        25,867       27,477
                                                   ------------- -------------
    Total Assets                                      1,788,716      462,201
                                                   ============= ============


    Liabilities and Stockholders' Equity

Current Liabilities

  Accounts payable and accrued expenses                 470,983       44,311
  Lines of credit                                             -       39,195
                                                   ------------- -------------
    Total Current Liabilities                           470,983       83,506
                                                   ------------- -------------
Stockholders' Equity

  Common stock, voting $.001 par value;100,000,000
    shares authorized; 10,472,800 and 8,272,800
    shares issued and outstanding, respectively          10,473        8,273
  Additional paid-in capital                          2,812,317      934,767
  Retained earnings (deficit)                        (1,505,057)    (564,345)
                                                   ------------- -------------
    Total Stockholders' Equity                        1,317,733      378,695
                                                   ------------- -------------
    Total Liabilities and Stockholders' Equity     $  1,788,716  $   162,201
                                                   ============= =============


See notes to the financial statements.                          2

                            Medi-Hut Company, Inc.
                           Statements of Operations


                                                     Year Ended October 31,
                                                        1999         1998
                                                   ------------- -------------
Net Sales                                          $  1,272,419  $    779,537
                                                   ------------- -------------
Cost of Goods Sold
  Beginning inventory                                    38,739        24,558
  Net Purchases                                       1,002,862       554,539
  Custom fees/freight                                     6,394        11,815
                                                   ------------- -------------
    Cost of Goods Available for Sale                  1,047,995       590,912

Less:  Ending Inventory                                  28,500        38,739
                                                   ------------- -------------
    Cost of Goods Sold                                1,019,495       552,173
                                                   ------------- -------------
Gross Profit                                            252,924       227,364

Selling, General and Administrative Expenses            330,641       271,162
                                                   ------------- -------------

Loss from Operations                                    (77,717)      (43,798)
                                                   ------------- -------------
Other Income Expense
  Interest income                                         8,109         2,126
  Interest expense                                       (4,554)       (4,000)
                                                   ------------- -------------
    Total Other Income Expense                            3,555        (1,874)
                                                   ------------- -------------
Loss Before Provision for Income Taxes                  (74,162)      (45,672)
Provision for Income Taxes                                  300           325
                                                   ------------- -------------
Net Loss                                           $    (74,462) $    (45,997)
                                                   ============= =============
Loss per Common Share                              $      (.008) $      (.008)
                                                   ============= =============
Weighted Average of Common Shares Outstanding         8,809,238     5,953,263
                                                   ============= =============


See notes to the financial statements.

                            Medi-Hut Company, Inc.
                      Statement of Stockholders' Equity
               Period from October 31, 1997 to October 31, 1999

                                                         Common Stock (No
                                           Common        Par Value Prior to  Additional
                                           Shares        Recapitalization)   Paid-In    Retained
                                           Issued        ($.001)Par Value    Capital    Earnings   Total
                                           ------------- ----------------- ----------- ----------- ----------
Balances, October 31, 1997                          100  $          1,000           -  $   85,302  $  86,302

Recapitalization of Medi-Hut Company, Inc.:

  Exchange of all common shares with Indwest       (100)           (1,000)       1,000         -           -
  Outstanding common shares of Indwest
   prior to exchange                          1,699,549             1,700       (1,700)        -           -
  Issuance of common shares prior to
   exchange with Medi-Hut                     1,751,251             1,751       31,582         -      33,333
  Exchange of Indwest common shares for all
   common shares of Medi-Hut                  4,099,000             4,099       (4,099)        -           -
  Issuance of common shares                     196,000               196       84,304         -      84,500
  Acquisition costs related to above                  -                 -     (122,443)        -    (122,443)

Issuance of Common Shares Pursuant to a
Private Placement Memorandum
  Shares Issued at discounted market value       27,000                27       93,123         -      93,150
  Dividend related to the difference between
   the issue price and discounted market value        -                 -            -    (25,650)   (25,650)
  Shares issued at discounted market value      500,000               500      802,500         -     803,000
  Dividend related to the difference between
   the issuance price and discounted market
   value                                              -                 -            -   (578,000)  (578,000)
Issuance of Warrants for Services Provided            -                 -       50,500         -      50,500

Net (Loss) Year Ended October 31, 1998                -                 -            -    (45,997)   (45,997)
                                           ------------- ----------------- ----------- ----------- ----------
Balances, October 31, 1998 (Restated)         8,272,800             8,273      934,767   (564,345)   378,695

Issuance of Common Shares Pursuant to a
 Private Placement Memorandum at
 discounted market  value (Restated)          2,200,000             2,200    1,854,050         -   1,856,250

Dividend related to the difference between
 the issue  price and discounted market
  value (Restated)                                    -                 -            -   (866,250)  (866,250)

Issuance of Warrants for Services Provided            -                 -       23,500         -      23,500

Net (Loss) Year Ended October 31, 1999                -                 -            -    (74,462)   (74,462)
                                           ------------- ----------------- ----------- ----------- ----------
Balances, October 31, 1999 (Restated)        10,472,800  $         10,473  $ 2,812,317$(1,505,057)$1,317,733
                                           ============= ================= =========== =========== ==========

See notes to the financial statements.                                                                4

                              Medi-Hut Company, Inc.
                             Statements of Cash Flows

                                                       Year Ended October 31,
                                                           1999     1998
                                                     ------------ ------------
Cash Flows From Operating Activities

Net Loss                                             $   (74,462) $   (45,997)
Adjustments to Reconcile Net Loss to Net Cash
 Provided (Used) by Operating Activities:
  Depreciation and amortization                            2,821        3,536
  Amortization of prepaid consulting expense              26,625       33,667
Decrease (Increase) in Assets
  Accounts receivable                                   (217,709)    (157,905)
  Inventory                                               10,239      (14,181)
  Prepaid expenses                                         2,320       (3,101)
Increase (Decrease) in Liabilities
  Accounts payable and accrued expenses                  426,672      (23,109)
  Profit sharing plan payable                                  -      (28,628)
                                                     ------------ ------------
   Net Cash Provided (Used) by Operating Activities      176,506     (235,718)
                                                     ------------ ------------
Cash Flows From Investing Activities
  Purchases of marketable securities                    (900,000)           -
  Purchase of capitalized cost reduction                       -       (1,896)
                                                     ------------ ------------
   Net Cash (Used) by Investing Activities              (900,000)      (1,896)
                                                     ------------ ------------
Cash Flows From Financing Activities
  Proceeds from sale of common stock                     990,000      287,890
  Proceeds from lines of credit                                -       10,000
  Repayment of lines of credit                           (39,195)      (8,500)
  Cash paid for deferred charges                         (20,713)           -
                                                     ------------ ------------
   Net Cash Provided by Financing Activities             930,092      289,390
                                                     ------------ ------------
Net Increase in Cash                                     206,598       51,776
Cash at Beginning of Period                              167,920      116,144
                                                     ------------ ------------
Cash at End of Period                                $   374,518  $   167,920
                                                     ============ ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
   Interest                                          $     4,554  $     4,000
                                                     ============ ============
   Income taxes                                      $       300  $       325
                                                     ============ ============

 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES
   Common stock purchase warrants were issued by the Company during 1999 and 1998 for consulting services received amounting to $23,500 and $50,500, respectively.

   Common stock dividends amounting to $866,250 during 1999 were recognized as to the difference between the average high/low market price and issue price of the 2,200,000 common shares issued in accordance with the private placement memorandum.


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

                      Medi-Hut Company, Inc.
                 Notes to the Financial Statements

NOTE 3 - MARKETABLE SECURITIES

Cost and fair value of the Company's investments in Held-to-maturity debt securities are as follows:

                                                       October 31,
                                                    1999       1998
                                                ------------- -----------
 Amortized Cost                                 $    900,000  $        -
 Gross Unrealized Gains/Losses                             -           -
                                                ------------- -----------
 Fair Value                                     $    900,000  $        -
                                                ============= ===========

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


            Year Ending October 31,
              2000                               $    10,757
                                                 ------------
              Total minimum payments required    $    10,757
                                                 ============

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


NOTE 8 - WARRANTS

Pursuant to a one year consulting agreement beginning on March 2, 1998 for public relations services, the Company issued common stock purchase warrants as follows:

                                          Exercise Term
               No. of   Price Per   --------------------------   Vesting
Date of Grant  Shares   Share       Start          Expiration    Rights
-------------- -------  ---------   -------------  ------------- -----------

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


Pursuant to another one year consulting agreement on June 1, 1999 for public relations services, the Company additionally issued the following warrants:


                                          Exercise Term
               No. of   Price Per   --------------------------   Vesting
Date of Grant  Shares   Share       Start          Expiration    Rights
-------------- -------  ---------   -------------  ------------- -----------
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

The following indicates the revenues from each of the major customers:


                                        Year Ended October 31,
                                           1999       1998
                                        ---------- ----------
 Major Customer #1                      $  341,492 $  357,598
 Major Customer #2                         307,608    155,546
 Major Customer #3                         297,906          -
 Major Customer #4                         120,211          -
 Major Customer #5                               -    107,217
                                        ---------- ----------
    Total                               $1,067,217 $  620,361
                                        ========== ==========
NOTE 10 - RELATED PARTY TRANSACTIONS

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

NOTE 12 - INCOME TAXES

 The income tax provision (benefit) is comprised of the following:

                                     Federal         State          Total
                                    ------------ -------------- -------------
     Year Ended October 31, 1999
            Current                 $         -  $        300   $       300
            Deferred                          -            -             -
                                    ------------ -------------- -------------
                                    $         -  $        300   $       300
                                    ============ ============== =============

      Year Ended October 31, 1998
            Current                 $         -  $        325   $       325
            Deferred                          -             -            -
                                    ------------ -------------- -------------
                                    $         -  $        325   $       325
                                    ============ ============== =============

                      Medi-Hut Company, Inc.
                 Notes to the Financial Statements

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

The differences between income tax provision (benefit) in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                             October 31,
                                          1999         1998
                                         ----------- ----------
     Tax (benefit)                          (15)%       (15)%
     Valuation allowance                     15 %        15 %
                                         ----------- ----------
     Effective tax rate                       -           -
                                         =========== ==========

The Company's total deferred tax asset (attributable entirely to the net operating loss carry forwards) and valuation allowance at October 31, 1999 is as follows:

                                              October 31,
                                          1999          1998
                                         ---------- ------------
     Total deferred tax asset            $  15,000  $     3,000
     Less valuation allowance              (15,000)      (3,000)
                                         ---------- ------------
     Net deferred tax asset              $       -  $         -
                                         ========== ============

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

NOTE 14 - RESTATEMENT

The Company has revised the amount by which the 2,200,000 common share issuance pursuant to the private placement memorandum was presented in the accompanying financial statements for the year ended October 31, 1999. Initially, this issuance was reflected at the issuance price. The revised amount reflects the share issuance at the average high/low market price of the common shares on the date of issuance (less a modest discount for restrictions, lack of marketability and other factors). The difference between the average high/low market price and the issue price has been reflected as a common stock dividend (i.e. reduction to Retained Earnings).

                          <Letterhead of
                          Rosenberg Rich
                           Baker Berman
                             & Company
                   A Professional Association of
                   Certified Public Accountants
    380 Foothill Road * PO Box 6483 * Bridgewater NJ 08807-0483
   908-231-1000 * Fax: 908-231-6894 * E-mail: rrbb@net-lynx.com>




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

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 20, 1999, except for Note 13 which is dated January 14, 2000.

                      Medi-Hut Company, Inc.
     Schedules of Selling, General and Administrative Expenses

                                                     Year Ended
                                                     October 31,
                                                   1999        1998
                                                ------------ ------------
Officers' salaries                              $   148,900  $   122,520
Warehouse salaries                                   13,500       12,700
Selling supplies                                      1,559        1,294
Delivery expense                                      3,170        3,177
Advertising                                           2,300            -
Business promotion                                      521          880
License and permits                                     397          860
General insurance                                    27,010       17,743
Payroll taxes                                        13,615       11,258
Rent                                                 22,237       22,639
Office supplies and expense                           2,185        2,523
Postage                                                 264          370
Accounting and legal                                 16,591        3,600
Consultant expense                                   26,625       33,667
Bank charges                                            366           69
Repairs and maintenance                                 101          327
Utilities                                             2,474        2,240
Depreciation                                            263          526
Employee welfare                                     16,914       13,122
Amortization                                          2,558        3,010
Garbage removal                                         960        1,137
Auto expense                                         11,964       11,736
Annual report                                            80           40
Contributions                                             -           13
Outside services                                      2,777           82
Travel and entertainment                              7,544        1,189
Telephone                                             4,581        4,440
Miscellaneous taxes                                   1,185            -
                                                ------------ ------------
                                                $   330,641  $   271,162
                                                ============ ============