Form 10KSB/A
period 1999-10-31
MEDI HUT CO INC
filed 2000-05-30
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-KSB/A
                               Amendment No. 2


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

                                    PART I

Item 1.     Description of business.........................................2
Item 2.     Description of property.........................................7
Item 3.     Legal proceedings...............................................7
Item 4.     Submission of matters to a vote of security holders.............7

                                   PART II

Item 5.     Market for common equity and related stockholder matters........7
Item 6.     Management's discussion and analysis or plan of operations......8
Item 7.     Financial statements...........................................12
Item 8.     Changes in and disagreements with accountants on accounting and financial disclosure....................................12

                                   PART III

Item 9.     Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act.............12
Item 10.    Executive compensation.........................................13
Item 11.    Security ownership of certain beneficial owners and management.13
Item 12.    Certain relationships and related transactions.................14

                                   PART IV

Item 13.   Exhibits and reports on Form 8-K................................14

                          FORWARD LOOKING STATEMENTS

     In this annual report references to "Medi-Hut" "we," "us," and "our" refer to Medi-Hut Co., Inc.

     This Form 10-KSB contains certain forward-looking statements   For this
purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Medi-Hut's control. These factors include but are not limited to economic conditions generally and in the industries in which Medi-Hut may participate; competition within Medi-Hut's chosen industry, including competition from much larger competitors; technological advances and failure by Medi-Hut to successfully develop business relationships.


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

Principal Suppliers and Customers

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

     During fiscal year 1999 we relied on four major customers who are drug wholesale chains for 84%, or $1,067,217, of our total revenues. These customers purchased name brand drugs, condoms, alcohol preps and medical devices. Rugby Watson Pharmaceuticals accounted for $376,357, or 29.6%, of our revenues; Darby Drug Company accounted for $308,794, or 24.2%; Jomar Marketing for $297,906, or 23.4%; and Vallar Consulting for $151,091, or 11.8%. During fiscal year 1998 we relied on three major customers for 80%, or $620,361, of our revenues. Rugby Watson Pharmaceuticals for $357,598, or 45.9%; Darby Drug Company for $155,546, or 19.9%; and Oxbrook Marketing for $107,217, or 13.7% These companies purchased primarily condoms and alcohol preps. The loss of any one of these customers would have a material adverse effect on our results of operations. As discussed above, we do not enter into long term written agreements with our customers. We accept orders from these customers by telephone, fax, mailed purchase orders, or in person and immediately place the order with our suppliers.

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

     We have not started production of the Autoblock Syringe, but in October of 1999 we entered into a letter of intent and are currently negotiating the production of the Autoblock Syringe in a FDA registered and ISO 9002 approved facility in Korea. We anticipate that the Autoblock Syringe will be manufactured using sophisticated, patented, high-tech machinery which will allow production of a precise quality product. Management expects the $1 million raised in the August 1999 private placement to be adequate to fund such production. Based on timely completion of the required assembling machines, we expect to start production of the Autoblock Syringe in late 2000. We intend to contract out the manufacture of the Autoblock Syringe at least for the first 18 months so that we can enter the marketplace in an orderly and timely manner. We intend to rely on the Korean facility until we are able to acquire funding to build our own manufacturing facility in the United States. We expect to market our Autoblock Syringe through hospital distributors that will handle the selling, in house training of users, warehousing and distribution of this product.

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

Available Information

       We currently use an investor relations firm, Columbia Financial Group, and interested persons may call at (888) 301-6271. On June 1, 1999 we entered into our second consultant agreement with Columbia Financial Group. Columbia Financial provides consulting and services for investor relations, public relations, publishing, advertising, fulfillment as well as Internet related services. Columbia Financial provided such services for a term of 12 months for a set fee and Columbia Financial agreed to accept warrants to purchase 500,000 common shares for its services. These warrants were valued at $23,500 and expire June 1, 2002. Either party may terminate the agreement with 60 days written notice with certain conditional repayments. Columbia Financial has also entered into an agreement on our behalf with Internet Stock Market Resources for dissemination of our company information to its subscribers.


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

     a) Market Information
        ------------------

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

     Year          Quarter Ended          High          Low
     -----        ---------------       --------     ----------
     1998          April 30th              4.5          0.05
                   July 30th               3.375        0.9375
                   October 31st            1.125        0.28

     1999          January 31st            0.53125      0.125
                   April 30th              0.52         0.23
                   July 31st               1.03125      0.22
                   October 31st            2.875        0.875

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

     The merger was structured as a tax free stock-for-stock exchange according to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For accounting purposes, the merger was treated as an acquisition of Indwest by Medi-Hut, New Jersey, and a recapitalization of Medi-Hut, New Jersey. Indwest and Medi-Hut, New Jersey negotiated the exchange ratio for the transaction. Based on stockholders' equity Indwest issued shares valued at $2,029 to Medi-Hut's shareholders and Medi-Hut's shareholders retained a $51,560 interest in the combined entity which was valued at $93,079. As a result of the merger, the former shareholders of Medi-Hut, New Jersey held 55.4% of Medi-Hut, Utah's outstanding common shares. Immediately after the merger, affiliates held 5,419,789 common shares and non-affiliates held 2,326,011 common shares.

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

     A summary of our audited balance sheets for the years ended October 31, 1999 and 1998 are as follows:

                                         Years Ended  October 31,
                                          1998            1999
                                      -------------   -------------
Cash/Cash Equivalents                 $    167,920    $    374,518
Current Assets                             432,881       1,741,504

Total Assets                               462,201       1,788,716

Total Current Liabilities                   83,506         470,983

Total Stockholder's Equity                 378,695       1,317,733
Total Liabilities & Stockholder Equity     462,201       1,788,716

     As of October 31, 1999 we had $374,518 in cash with total current assets of $1,741,504. Current assets increased $1,308,623, or 302%, from 1998 primarily due to the acquisition of $900,000 in marketable debt securities and recording an accounts receivable amount 48.4% higher than the amount posted for 1998. The marketable debt securities had 5.29% interest due on November 24, 1999. Current liabilities were $470,983 for 1999 compared to $83,506 for
1998.   This 177% increase is due to an increase of $481,672, or 996%, related to accounts payable and accrued expenses for customer orders placed in the last month of our fiscal year.

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

     Net cash provided by financing activities during fiscal year 1999 was $930,092 compared to $289,390, for

1998 and came primarily from sales of our common stock. In August of 1999 we raised $1,000,000 from the sale of 2,200,000 common shares, which we intend to use to commence the production of our Autoblock Syringe. While we received the stated amount of consideration for those shares, we have revised the amounts stated in our financial statements to reflect the average high/low market price of the common shares on the date of issuance. We then applied a modest discount for lack of marketability. The difference between the average high/low market price and issue price has been reflected as common stock dividend. As a result of these change, we posted a constructive dividend of $866,2560 for this issuance.

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

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a Autoblock Syringe manufacturing facility in New Jersey. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwriter for the bonds.
We anticipate that we will rely on a Korean facility to manufacture our Autoblock Syringe until we are able to complete the funding and construction of a New Jersey facility.

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

Results of Operations

     The following table summarizes the results of our operations for the fiscal years ended October 31, 1999 and 1998.

                                        Years Ended October 31,
                                    1998                     1999
                                  -----------------   ----------------

Sales                             $        779,537    $     1,272,419
Cost of Sales                              552,173          1,019,495
Gross Profit                               227,364            252,924

Selling, General &
  Administrative Expenses                  271,162            330,641

Operating Income or (Loss)                 (43,798)           (77,717)

Interest Income                              2,126              8,109
Interest Expense                            (4,000)            (4,554)
Provision for Income Taxes                     325                300

Net Income (loss)                          (45,997)           (74,462)

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

     Cost of Sales. During fiscal year 1999 as sales have increased the cost of sales has also increased from 70.8% of sales in 1998 to 80.1% of sales in 1999. The increased costs are due to the smaller profit margin of the name brand drugs which accounted for 35.4% of our revenues. Again, this is related to a smaller profit margin for name brand drugs.

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


     Name                    Age     Position Held
     ---------------        ----     ------------------------
     Joseph A.  Sanpietro     49     President, Director
     Vincent J.  Sanpietro    52     Secretary, Director
     Robert Russo             40     Treasurer, Director

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


     b)     Compliance with Section 16(a) of the Exchange Act.
            --------------------------------------------------

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

SUMMARY COMPENSATION TABLE

                                   Annual Compensation
                                   ------------------------------
                                   Fiscal
Name and Principal Position        Year     Salary ($)    Bonus      Other
---------------------------------  -------  ------------  ---------- -------
Joseph A. Sanpietro, President     1999     $  85,200     $0         $0
and Director                       1998        75,167      0          0

Vincent J.  Sanpietro, Secretary   1999        63,700      0          0
and Director                       1998        47,353      0          0


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

                                  MANAGEMENT

                                   Common Stock Beneficially Owned
                                   ----------------------------------
Name and Address of             Number of Shares of
Beneficial Owners               Common Stock          Percentage of Class
-----------------------------   --------------------  -------------------

Joseph A.  Sanpietro                    3,279,200               31.3 %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Vincent J.  Sanpietro                     819,800                7.8 %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Robert Russo                               25,000**                * %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

All executive officers and
 directors as a group                   4,124,000                39.3 %


*Less than one percent
** Mr. Russo shares voting and investment power with 20,000 shares held by his wife, Carolyn Russo.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the fiscal year 1999 and 1998 we paid $6,260 and $5,635, respectively, to Koenig, Russo & Associates LLC for the accounting services provided to us by Robert Russo, our Treasurer. Mr. Russo owns a 100% interest in Keonig, Russo & Associates LLC.


ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number     Description

 2.1 Agreement and Plan of Reorganization between Indwest, Inc., and Medi-Hut Co., Inc., New Jersey, dated January 28, 1998 (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

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

10.4 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (incorporated by reference to Medi-Hut's Form 10KSB for its year ended October 31, 1999, filed January 26, 2000)

10.5 Consultant Agreement between Columbia Financial Group and Medi-Hut, dated June 1, 1999 (incorporated by reference to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

27        Financial Data Schedule (attached)
________________________


(b)     Reports on Form 8/K

     None.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Medi-Hut Co., Inc.


        5/24/00                     /s/ Joseph Sanpietro
Date: _______________          By: _________________________________________
                                          Joseph Sanpietro, President


        5/24/00                    /s/ Vincent Sanpietro
Date: _______________          By: _________________________________________
                                          Vincent Sanpietro, Secretary


        5/24/00                     /s/ Robert Russo
Date: _______________          By: _________________________________________
                                          Robert Russo, Treasurer

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