Form 10QSB
period 2000-04-30
MEDI HUT CO INC
filed 2000-06-14
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For Quarter Ended: April 30, 2000

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

    As of June 6, 2000, the Registrant had a total of 10,829,800 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS
                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements................................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations.........11

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds...........................15

Item 6:  Exhibits and Reports filed on Form 8-K.............................15

Signatures..................................................................16

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     Medi-Hut Co., Inc. Consolidated Financial Statements April 30, 2000.

            Balance sheet                 F-1
            Income statement              F-3
            Cash Flow Statement           F-4
            Notes                         F-5

                              Medi-Hut Co., Inc.
                 Consolidated Condensed Interim Balance Sheet
                                April 30, 2000




                                                         April 30, 2000
                                                         --------------
ASSETS

CURRENT ASSETS
    Checking account                                     $      71,332
    Money market account                                       635,410
    Investment - Commercial Paper                              700,000
    Accounts Receivable                                        321,761
    Accrued Interest Receivable                                  1,862
    Prepaid Insurance                                           11,665
    Merchandise Inventory                                      175,362
                                                         --------------

TOTAL CURRENT ASSETS                                         1,917,392

PROPERTY AND EQUIPMENT, NET OF                                  16,734
 ACCUMULATED DEPRECIATION

OTHER ASSETS                                                    32,347
                                                         --------------

TOTAL ASSETS                                             $   1,966,473
                                                         ==============



      See Notes to Consolidated Condensed Interim Financial Statements.
                                **Unaudited**

                              Medi-Hut Co., Inc.
                 Consolidated Condensed Interim Balance Sheet
                                April 30, 2000


                                                         April 30, 2000
                                                         --------------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Accounts Payable                                     $     550,552
    Payroll Taxes Payable                                        2,331
    Accrued Expenses                                            12,722
    Line of Credit Payable                                           0
                                                         --------------

TOTAL CURRENT LIABILITIES                                      565,605

EQUITY
    Capital Stock                                               10,543
    Additional paid in capital                               2,847,040
    Prepaid Expenses- Current                                  (59,468)
    Retained (Deficit)/Earnings                             (1,397,247)
                                                         --------------

TOTAL EQUITY                                                 1,400,868
                                                         --------------

TOTAL LIABILITIES AND EQUITY                             $   1,966,473
                                                         ==============


      See Notes to Consolidated Condensed Interim Financial Statements.
                                **Unaudited**

                            Medi-Hut Co., Inc.
             Consolidated Condensed Interim Income Statement
For the Quarters Ended and Six Months Ended April 30, 2000 and April 30, 1999


                              February 1, 2000 February 1, 1999 November 1, 1999 November 1, 1998
                                        to               to               to             to
                                April 30, 2000  April 30, 1999   April 30, 2000   April 30, 1999
                              ---------------- ---------------- ---------------- ----------------
SALES
    Sales                     $     2,340,224  $     1,074,006  $     3,497,023  $     2,121,251
    Sales discounts                      (126)          (1,480)          (1,973)          (3,107)
                              ---------------- ---------------- ---------------- ----------------
Total SALES                         2,340,098        1,072,526        3,495,050        2,118,144

COST OF SALES
    BEGINNING INVENTORY               131,515          101,782           28,500           24,558
    Purchases                       2,133,778          965,917        3,298,451        1,973,163
    Purchases discounts                   (10)            (171)             (63)          (6,138)
    Freight In                             42                0            2,167            1,520
    Ending Inventory                 (175,362)        (105,250)        (175,362)        (105,250)
    Freight out                         2,869              154            3,524            1,372
                              ---------------- ---------------- ---------------- ----------------
Total COST OF SALES                 2,092,832          962,432        3,157,217        1,889,225
                              ---------------- ---------------- ---------------- ----------------

Total GROSS PROFIT                    247,266          110,094          337,833          228,919

GENERAL & ADMINISTRATIVE              155,053          137,287          278,575          311,863
                              ---------------- ---------------- ---------------- ----------------
Total NET OPERATING
  INCOME (LOSS)                        92,213          (27,193)          59,258          (82,944)

OTHER (INCOME) AND EXPENSES
    Interest Income                   (15,279)            (494)         (28,856)          (1,359)
    Interest Expense                        0              934                0            1,662
    Depreciation Expense                   74              130               74              263
    Amort of Organization
      Expense                             640              640            1,280            1,279
                              ---------------- ---------------- ---------------- ----------------
Total OTHER (INCOME)
  AND EXPENSES                        (14,565)           1,210          (27,502)           1,845
                              ---------------- ---------------- ---------------- ----------------

NET INCOME (LOSS) BEFORE TAX          106,778          (28,403)          86,760          (84,789)

INCOME TAXES
    Corp. Business Tax                  3,924              315            4,781              854
                              ---------------- ---------------- ---------------- ----------------
INCOME TAXES                            3,924              315            4,781              854
                              ---------------- ---------------- ---------------- ----------------

NET INCOME (LOSS)             $       102,854  $       (28,718) $        81,979  $       (85,643)
                              ================ ================ ================ ================

INCOME/(LOSS)PER COMMON SHARE           0.010           (0.003)           0.008           (0.010)
                              ================ ================ ================ ================
INCOME/(LOSS) PER COMMON
 SHARE ASSUMING DILUTION                0.010                             0.008
                              ================                  ================


     See Notes to Consolidated Condensed Interim Financial Statements
                              **Unaudited**

                                   F-3

                        Medi-Hut Co., Inc.
       Consolidated Condensed Interim Cash Flow Statements
     For the Six Months Ended April 30, 2000 & April 30, 1999



                                                Six Months     Six Months
                                                Ended          Ended
                                                April 30, 2000 April 30, 1999
                                                -------------- --------------
Description
------------

Net Income (loss) for the period                $      81,979  $     (85,643)

Adjustments to Reconcile Net Income (loss)
 to Net Cash Provided by Operating Activities -       221,387        149,903
                                                -------------- --------------

Net Cash Provided by Operating Activities             303,366         64,260


Cash Flows from Investing Activities -

Purchases of patent and licensing costs                (7,127)          (300)
Purchase of equipment                                 (16,808)             0
                                                -------------- --------------

Net Cash Provided by Investing Activities             (23,935)          (300)


Cash Flows from Financing Activities -

Issuance of Common Stock                               34,793              0
                                                -------------- --------------
Net Cash Provided by Financing Activities              34,793              0


Net Increase in Cash                                  314,224         63,960

Cash at Beginning of Period                           392,518        236,577
                                                -------------- --------------

Cash at End of Period                           $     706,742  $     300,537
                                                ============== ==============



 See Notes to Consolidated Condensed Interim Financial Statements
                          **Unaudited**

                        Medi-Hut Co., Inc.
 Notes to the Consolidated Condensed Interim Financial Statements
                     April 30, 2000 and 1999


NATURE OF ORGANIZATION

     Medi-Hut Co., Inc. (the Company), is a company in the business of selling wholesale medical supplies. The Company was incorporated on November 22, 1982 in the State of New Jersey. On January 28, 1998, the Company entered into an Agreement and Plan of Reorganization (APR) with a public company Indwest, Inc. (Indwest), a Utah company incorporated on August 20, 1981 (formerly known as Gibraltor Energy, Gibraltor Group, Computermall of Philadelphia, Inc. and Steering Control Systems, Inc.) Pursuant to the APR, Medi-Hut's shareholders exchanged 100% of their common shares for 4,295,000 newly issued shares of Indwest on March 3, 1998.

     For accounting purposes, the acquisition has been treated as an acquisition of Indwest by Medi-Hut and a recapitalization of Medi-Hut. The historical financial statements prior to January 28, 1998 are those of Medi-Hut. Pro-forma information is not presented since the combination is considered a recapitalization. Subsequent to the exchange, Medi-Hut merged with Indwest whereby Medi-Hut ceased to exist and Indwest, the surviving corporation, changed its name to Medi-Hut Company, Inc. On February 2, 1998 Medi-Hut Company, Inc. changed its state of domicile from Utah to Delaware. The surviving corporation's operations are entirely those of the former and new Medi-Hut.

     On April 4, 2000, the Company acquired Vallar Consulting Group in a business combination accounted for as a pooling of interests. Vallar Consulting Group, which engages in the sales of medical supplies, became a wholly owned subsidiary of the Company through the exchange of 350,000 restricted shares of the Company's common stock for all of the outstanding stock of Vallar Consulting Group. The accompanying financial statements for April 30, 2000 are based on the assumption that the companies were combined for the six months ended April 30, 2000 and financial statements of prior years have been restated to give effect to the combination.

     Summarized results of operations of the separate companies for the period November 1, 1999 through April 30, 2000, are as follows:

                         Medi-Hut Co., Inc.     Vallar Consulting Group
                         ------------------     -----------------------

     Net Sales           $  2,314,173            $  1,180,877

     Net Income/(Loss)   $    107,813            $    (25,834)
                         ============            =============


PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Medi-Hut Co., Inc. and all of its wholly owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                        Medi-Hut Co., Inc.
 Notes to the Consolidated Condensed Interim Financial Statements
                     April 30, 2000 and 1999


BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ended October 31, 2000 and 1999, respectively.


NOTES PAYABLE

     The Company has in place a $ 50,000 working capital line of credit under which the bank has agreed to make loans at 2% above the prime interest rate. As of April 30, 2000 and 1999 there was $ 0 and $ 39,195 outstanding, respectively.


EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (warrants) have not been included in this computation as of April 30, 1999 since the effect would be anti-dilutive. At April 30, 2000, the following amounts were used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for April 30, 2000 reflect of the common stock equivalents (warrants) if exercised:

                                             Qtr Ended        6 Mos. Ended
                                               4/30/00          4/30/00
                                            -------------    --------------
     Weighted average number of common
        shares used in basic EPS              10,573,756       10,402,028

     Effect of Dilutive Securities:
          Warrants                               242,500          242,500
                                            -------------    --------------
     Weighted average number of common
        shares and dilutive potential
        common stock used in diluted EPS      10,816,256       10,644,528
                                            =============    ==============

                        Medi-Hut Co., Inc.
 Notes to the Consolidated Condensed Interim Financial Statements
                     April 30, 2000 and 1999


SUBSEQUENT EVENT

     On April 16, 2000 we agreed to sell 500,000 units to Midwest First Financial, Inc., an accredited investor, for $1.5 million in a private placement. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of three years and expire on February 15, 2003. The issuance of such units is exempt from registration under the Securities Act by reason of Section 4(2) as a private transaction not involving a public distribution. Midwest First was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided. The transaction was not finalized as of April 30, 2000.

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

     We are in the business of selling wholesale medical supplies and drugs through drug wholesalers. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Costs of sales primarily consist of the cost of the products purchased from third-party vendors and shipping costs. General and administrative expenses include employee salaries and benefits, employee travel expenses, selling expenses, office expenses and occupancy costs and legal and accounting fees. Our fiscal year ends October 31st.

Vallar Acquisition

     In an arm's length transaction, we acquired Vallar Consulting Corp., a New York corporation ("Vallar ") on April 4, 2000. Vallar is a privately held business selling over-the-counter and name brand pharmaceuticals to distributors and wholesalers nationwide. Vallar had been one of our major customers during our 1999 fiscal year representing $151,091, or 11.8%, of our total revenues.

     Medi-Hut issued 350,000 common shares, valued at $1,340,500, to Lawrence Marasco, the sole owner of Vallar. Vallar became our wholly-owned subsidiary and we entered into an employment agreement with Mr. Marasco as the key employee of Vallar. For accounting purposes the acquisition was treated as a pooling of interests. The acquisition was structured as a tax free stock-for-stock exchange pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1986 as amended.

     The parties negotiated the acquisition price for Vallar rather than using typical valuation models. Vallar's value was established at approximately $1.3 million, based upon posted revenues in excess of 3.5 million during its 1999 fiscal year, anticipated sales over a five year period, Mr. Marasco's 26 to 27 year experience in the industry and the value of Vallar's client base. The assets involved in the transaction were primarily accounts receivable since Vallar did not own physical plants, equipment or property. Vallar recorded revenues of $1,180,877, or 50.4%, of our consolidated revenues for the second quarter ended April 30, 2000.

Results of Operations

     The following table summarizes the results of our operations for the six month periods ended April 30, 2000 and 1999. The April 30, 2000 numbers are based on the assumption that we and Vallar have been combined for the six months ended April 30, 2000.


                               Three Months Ended        Six Months Ended
                                   April 30,                 April 30,
                             1999            2000        1999         2000
                          ------------- ------------ ------------ ------------

Net Sales                 $  1,072,526  $ 2,340,098  $ 2,118,144  $ 3,495,050
Cost of Sales                  962,432    2,092,832    1,889,225    3,157,217
                          ------------- ------------ ------------ ------------
Gross Profit                   110,094      247,266      228,919      337,833

General & Administrative       137,287      155,053      311,863      278,575
   Expenses

Net Operating Income or
   (Loss)                      (27,193)      92,213      (82,944)      59,258

Other (Income) and Expenses      1,210      (14,565)       1,845      (27,502)
   Corporate taxes                 315        3,924          854        4,781

Net Income (Loss)              (28,718)     102,854      (85,643)      81,979


     Net sales increased 64.0% for the six month period and 118.1% for the second quarter ended April 30, 2000 compared to the comparable periods of 1999. This increase in sales for the six month period was primarily the result of our acquisition of Vallar and adding name brand pharmaceuticals to our product line.

     Cost of sales remained relatively the same at approximately 89% of sales for the comparable periods. Our gross profit increased 124.5% for the second
quarter and 47.5% for the six month period compared to the 1999 periods.   Our
gross profit remained approximately 10% of sales for the 1999 and 2000 periods.

     General and administrative expenses increased $17,766 for the 2000 second quarter compared to the 1999 second quarter, but decreased $33,288 for the 2000 six month period compared to the six month period for 1999. The increase in the second quarter was primarily due to legal and accounting expenses. The overall decrease for the six month period resulted primarily from lower officer salaries and related payroll expenses compared to 1999.

     As a result of our increased sales we have recorded net operating income for the 2000 periods versus an operating loss for the 1999 periods.

     We posted interest income of $15,279 for the second quarter of 2000 and $28,856 for the six month period of 2000 compared to $494 for the second quarter of 1999 and $1,359 for the six month period. The interest income for the second quarter and six month period of 2000 was primarily a result of a $700,000 investment into short-term commercial paper.

     Due to the increase in sales and interest income we recorded a net income for the second quarter and the six month period of 2000 compared to net losses for the comparable periods in 1999. We had income per share of $.008 for the 2000 six month period compared to a loss per share of $.010 for the 1999 period.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through revenues and sales of our common stock. We have required little short term debt financing and management anticipates we will meet our present requirements for working capital and capital expenditures for the next twelve months if we do not build our own syringe manufacturing facility. Our working capital was $1,351,787 for the 2000 six month period. For that period we recorded $706,742 in cash reserves with total current assets of $1,917,392 and total current liabilities of $565,605. Compared to $374,578 in cash reserves with total current assets of $1,741,504 and total current liabilities of $470,983 for the fiscal year ended October 31, 1999.

     36.5 % of our total currents assets for the 2000 six month period were allocated to marketable securities and 16.8% to accounts receivable, compared to 51.6 % to marketable securities and 24.2% to accounts receivable for the fiscal year 1999. The marketable debt securities had 5.29% interest due on November 24, 1999.

     Our principal commitments consist of office and warehouse space with future annual minimum rental payments of $10,757 through the year 2000.

     Net cash provided by our operating activities was $303,366 for the six month period of 2000 compared to $64,260, for the 1999 six month period. As discussed above this increase is due to increased sales.

     Net cash used in investing activities for the six month period of 2000 was $23,935 compared to $300 for the 1999 six month period. We invested $1,808 in computer equipment and $15,000 on our syringe molds and an additional $7,127 was spent for new product patent and licensing costs.

     Net cash provided by financing activities was $34,793 for the six month period of 2000 compared to $0 for the 1999 six month period. This amount was acquired from the issuance of 7,000 shares for consulting services.

     We have a working capital line of credit for $50,000 with PNC Bank, N.A. who makes loans to us at 2% above the prime interest rate. This credit line will expire in August of 2000. We also had a $150,000 revolving line of credit we obtained in October of 1997. Under this loan PNC Bank, N.A. makes loans to us at 3% above the prime interest rate. This line of credit expires October 10, 2000. Both lines of credit are secured by all the assets of Medi-Hut and personal guarantees of our executive officers. We had a $0 balance on both lines of credit at the end of the six month period.

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite safety syringe (formerly referred to as our Autoblock Syringe). However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwriter for the bonds. We anticipate that we will rely on a Korean facility to manufacture our Elite safety syringe until we are able to complete the funding and construction of a New Jersey facility.

     Any future securities offerings will be effected pursuant to applicable exemptions under federal and state laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. At this time we have agreed to sell 500,000 units to an accredited investor for $1.5 million in a private placement. We are currently taking the necessary steps to close this transaction. We intend to use 80% of the proceeds from this transaction for manufacture of our Elite safety syringe and 20% for working capital. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

                    PART II: OTHER INFORMATION

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

      The following discussion describes all securities sold by us during the most recent quarter without registration.

     On March 14, 2000 we issued 7,000 common shares to John E. Strydesky for consulting services valued at $34,792.50 related to our application for economic development bonds. The issuance of such shares was exempt from registration under the Securities Act by reason of Section 4(2) as a private transaction not involving a public distribution. Mr. Strydesky was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed that he possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase.

     On April 16, 2000 we agreed to sell 500,000 units to Midwest First Financial, Inc., an accredited investor, for $1.5 million in a private placement. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of three years and expire on February 15, 2003. The issuance of such units is exempt from registration under the Securities Act by reason of Section 4(2) as a private transaction not involving a public distribution. Midwest First was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Part I Exhibits.

     Exhibit    Description
     -------    ------------

       27       Financial Data Schedule

    (b)  Reports on Form 8-K.

         None.

                            SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                          Medi-Hut Co., Inc.


         6/13/00                              /s/ Joseph Sanpietro
Date: __________________________          By:________________________________
                                               Joseph Sanpietro, President


         6/13/00                              /s/ Vincent Sanpietro
Date: __________________________          By: ________________________________
                                                Vincent Sanpietro, Secretary


         6/13/00                              /s/ Robert Russo
Date: ___________________________         By: ________________________________
                                                Robert Russo, Treasurer