Form 10KSB/A
period 1999-10-31
MEDI HUT CO INC
filed 2000-07-21
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                FORM 10-KSB/A
                               Amendment No. 3


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

                                   PART II

Item 5.     Market for common equity and related stockholder matters........7
Item 6.     Management's discussion and analysis or plan of operations......8
Item 7.     Financial statements...........................................12
Item 8.     Changes in and disagreements with accountants on accounting and financial disclosure....................................13

                                   PART III

Item 9.     Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act.............13
Item 10.    Executive compensation.........................................14
Item 11.    Security ownership of certain beneficial owners and management.14
Item 12.    Certain relationships and related transactions.................15

                                   PART IV

Item 13.   Exhibits and reports on Form 8-K................................15

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

Merger Treatment

     In 1998 Indwest was a publicly traded company interested in obtaining a business opportunity and Medi-Hut, New Jersey was interested in becoming a public company. In an arms length transaction in February of 1998, Medi-Hut, New Jersey became a public company by completing a merger with Indwest, Inc. Pursuant to the merger agreement, Indwest issued 4,295,000 of its common shares to twenty shareholders of Medi-Hut, New Jersey in exchange for 100% of the outstanding shares of that company. Indwest was the surviving entity and changed its name to Medi-Hut Co., Inc. ("Medi-Hut, Utah"). As a result of the merger Medi-Hut, Utah acquired the business
operations, products and assets of Medi-Hut, New Jersey.   The merger was
structured as a tax free stock-for-stock exchange according to Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For accounting purposes, the merger was treated as an acquisition of Indwest by Medi-Hut, New Jersey, and a recapitalization of Medi-Hut, New Jersey.

     Indwest's management considered typical valuation methods for the exchange but decided that those methods would be too costly for the existing shareholders of the company. Indwest and Medi-Hut, New Jersey agreed to negotiate the exchange ratio in order to facilitate the merger. The final exchange ratio was determined as a result of those negotiations. Based on stockholders' equity Indwest issued shares valued at $2,029 to Medi-Hut's shareholders and Medi-Hut's shareholders retained a $51,560 interest in the combined entity which was valued at $93,079. As a result of the merger, the former shareholders of Medi-Hut, New Jersey held 55.4% of Medi-Hut, Utah's outstanding common shares. Immediately after the merger, affiliates held 5,419,789 common shares and non-affiliates held 2,326,011 common shares.

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

27        Financial Data Schedule (filed May 30, 2000)
________________________


(b)     Reports on Form 8/K

     None.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   Medi-Hut Co., Inc.


        7/20/00                     /s/ Joseph Sanpietro
Date: _______________          By: _________________________________________
                                          Joseph Sanpietro, President


        7/20/00                    /s/ Vincent Sanpietro
Date: _______________          By: _________________________________________
                                          Vincent Sanpietro, Secretary


        7/20/00                     /s/ Robert Russo
Date: _______________          By: _________________________________________
                                          Robert Russo, Treasurer

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

 Independent Auditors' Report on the Additional Information ............. 12

Additional Information

 Schedules of Selling, General and Administrative Expenses .............. 13

                                Rosenberg Rich
                                 Baker Berman
                                  & COMPANY
                          A PROFESSIONAL ASSOCIATION
                       OF CERTIFIED PUBLIC ACCOUNTANTS

         380 Foothill Road * PO Box 6483 * Bridgewater, NJ 08807-0483 908-231-1000 * FAX: 908-231-6894 * E-Mail: rrbb@net-lynx.com


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

As discussed in NOTE 14 to the financial statements, the Company has revised the amount by which the 2,200,000 common share issuance pursuant to the private placement memorandum was presented in the accompanying financial statements for the year ended October 31, 1999. Initially, this issuance was reflected at the issuance price. The revised amount reflects the share issuance at the average high/low market price of the common shares on the date of issuance (less a modest discount for restrictions, lack of marketability and other factors). The difference between the average high/low market price and the issue price has been reflected as a common stock dividend(i.e. reduction to Retained Earnings).

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

       25                                                              7

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

         26                                                            8

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

        27                                                             9

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

NOTE 12 - INCOME TAXES

 The income tax provision (benefit) is comprised of the following:

                                     Federal         State          Total
                                    ------------ -------------- -------------
     Year Ended October 31, 1999
            Current                 $         -  $        300   $       300
            Deferred                          -            -             -
                                    ------------ -------------- -------------
                                    $         -  $        300   $       300
                                    ============ ============== =============

      Year Ended October 31, 1998
            Current                 $         -  $        325   $       325
            Deferred                          -             -            -
                                    ------------ -------------- -------------
                                    $         -  $        325   $       325
                                    ============ ============== =============

       28                                                               10


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

         29                                                           11

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