Form 10QSB/A
period 2000-04-30
MEDI HUT CO INC
filed 2000-07-21
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A

[X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations........11

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds..........................15

Item 6:  Exhibits and Reports filed on Form 8-K ...........................15

Signatures.................................................................16

     PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

      Medi-Hut Co., Inc. Consolidated Financial Statements April 30, 2000 (unaudited).

         Balance sheet                    F-1
         Income statement                 F-3
         Cash Flow Statement              F-4
         Notes                            F-5

                              Medi-Hut Co., Inc.
                 Consolidated Condensed Interim Balance Sheet
                                April 30, 2000



                                                        April 30, 2000
                                                        --------------
ASSETS

CURRENT ASSETS
  Checking account                                      $      71,332
  Money market account                                        635,410
  Investment - Commercial Paper                               700,000
  Accounts Receivable                                         321,761
  Accrued Interest Receivable                                   1,862
  Prepaid Insurance                                            11,665
  Merchandise Inventory                                       175,362
                                                        --------------

TOTAL CURRENT ASSETS                                        1,917,392

PROPERTY AND EQUIPMENT, NET OF                                 16,734
  ACCUMULATED DEPRECIATION

OTHER ASSETS                                                   32,347
                                                        --------------

TOTAL ASSETS                                             $  1,966,473
                                                         =============

       See Notes to Consolidated Condensed Interim Financial Statements

                                **Unaudited**

                              Medi-Hut Co., Inc.
                 Consolidated Condensed Interim Balance Sheet
                                April 30, 2000


                                                        April 30, 2000
                                                        --------------
LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Accounts Payable                                      $     550,552
  Payroll Taxes Payable                                         2,331
  Accrued Expenses                                             12,722
  Line of Credit Payable                                            -
                                                        --------------

TOTAL CURRENT LIABILITIES                                     565,605

EQUITY
  Capital Stock                                                10,543
  Additional paid in capital                                2,847,040
  Prepaid Expenses - Current                                  (59,468)
  Retained (Deficit)/Earnings                              (1,397,247)
                                                        --------------

TOTAL EQUITY                                                1,400,868
                                                        --------------

TOTAL LIABILITIES AND EQUITY                            $   1,966,473
                                                        ==============


      See Notes to Consolidated Condensed Interim Financial Statements.

                           **Unaudited**

                              Medi-Hut Co., Inc.
               Consolidated Condensed Interim Income Statement
For the Quarters Ended and Six Months Ended April 30, 2000 and April 30, 1999

                                                 RESTATED                   RESTATED
                                   February 1,  February 1,  November 1,   November 1,
                                      2000         1999         1999          1998
                                       to           to           to            to
                                    April 30,    April 30,    April 30,     April 30,
                                      2000         1999         2000          1999
                                  ------------ ------------ ------------- ------------
SALES
  Sales                           $ 2,340,224  $ 1,074,006  $  3,497,023  $ 2,121,251
  Sales discounts                        (126)      (1,480)       (1,973)      (3,107)
                                  ------------ ------------ ------------- ------------
Total SALES                         2,340,098    1,072,526     3,495,050    2,118,144

COST OF SALES
  BEGINNING INVENTORY                 131,515      101,782        28,500       24,558
  Purchases                         2,133,778      965,917     3,298,451    1,973,163
  Purchases discounts                     (10)        (171)          (63)      (6,138)
  Freight In                               42            -         2,167        1,520
  Ending Inventory                   (175,362)    (105,250)     (175,362)    (105,250)
  Freight out                           2,869          154         3,524        1,372
                                  ------------ ------------ ------------- ------------
Total COST OF SALES                 2,092,832      962,432     3,157,217    1,889,225
                                  ------------ ------------ ------------- ------------

Total GROSS PROFIT                    247,266      110,094       337,833      228,919

GENERAL & ADMINISTRATIVE              155,053      137,287       278,575      311,863
                                  ------------ ------------ ------------- ------------

Total NET OPERATING INCOME (LOSS)      92,213      (27,193)       59,258      (82,944)

OTHER (INCOME) AND EXPENSES
  Interest Income                     (15,279)        (494)      (28,856)      (1,359)
  Interest Expense                          -          934             -        1,662
  Depreciation Expense                     74          130            74          263
  Amort of Organization Expense           640          640         1,280        1,279
                                  ------------ ------------ ------------- ------------
Total OTHER (INCOME) AND EXPENSES     (14,565)       1,210       (27,502)       1,845
                                  ------------ ------------ ------------- ------------

NET INCOME (LOSS) BEFORE TAX          106,778      (28,403)       86,760      (84,789)

INCOME TAXES
  Corp. Business Tax                    3,924          315         4,781          854
                                  ------------ ------------ ------------- ------------
INCOME TAXES                            3,924          315         4,781          854
                                  ------------ ------------ ------------- ------------

NET INCOME (LOSS)                 $   102,854  $   (28,718) $     81,979  $   (85,643)
                                  ============ ============ ============= ============

INCOME /(LOSS) PER COMMON SHARE         0.010       (0.003)        0.008       (0.010)
                                  ============ ============ ============= ============

INCOME /(LOSS) PER COMMON SHARE
  ASSUMING DILUTION                     0.010                      0.008
                                  ============              =============


       See Notes to Consolidated Condensed Interim Financial Statements
                                **Unaudited**


                              Medi-Hut Co., Inc.
             Consolidated Condensed Interim Cash Flow Statements
           For the Six Months Ended April 30, 2000 & April 30, 1999


                                                                     RESTATED
                                                  Six Months       Six Months
                                              Ended April 30,  Ended April 30,
Description                                             2000             1999
-----------------                             --------------   ---------------

Net Cash Provided by Operating Activities     $     303,366    $       64,260

Cash Flows from Investing Activities -

Purchases of patent and licensing costs              (7,127)             (300)
Purchase of equipment                               (16,808)                -
                                              --------------   ---------------

Net Cash (Used) by Investing Activities             (23,935)             (300)

Cash Flows from Financing Activities -

Issuance of Common Stock                             34,793                 -
                                              --------------   ---------------

Net Cash Provided by Financing Activities            34,793                 -


Net Increase in Cash                                314,224            63,960

Cash at Beginning of Period                         392,518           236,577
                                              --------------   ---------------

Cash at End of Period                         $     706,742    $      300,537
                                              ==============   ===============


      See Notes to Consolidated Condensed Interim Financial Statements.
                                **Unaudited**

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

Acquisition of Vallar Consulting Group and Restatement
------------------------------------------------------

     On April 4, 2000, the Company acquired Vallar Consulting Group in a business combination accounted for as a pooling of interests. Vallar Consulting Group, which engages in the sales of medical supplies, became a wholly owned subsidiary of the Company through the exchange of 350,000 restricted shares of the Company's common stock for all of the outstanding stock of Vallar Consulting Group. The accompanying financial statements for April 30, 1999 and 2000 are based on the assumption that the companies were combined for the three months and six months ended April 30, 1999 and 2000 and financial statements of prior years have been restated to give effect to the combination.

     Following is a reconciliation of the amounts of net sales and net income previously reported for the 3 month and 6 month periods ending April 30, 1999 with restated amounts:

                                        February 1, 1999    November 1, 1999
                                                 to                to
                                         April 30, 1999      April 30, 1999
                                        -----------------   -----------------
           Net sales

               As previously reported   $        201,064    $        375,219
               Vallar Consulting Group           871,462           1,742,925
                                        -----------------   -----------------

             As restated                $      1,072,526    $      2,118,144
                                        =================   =================


                                **UNAUDITED**

                              Medi-Hut Co., Inc.
       Notes to the Consolidated Condensed Interim Financial Statements
                           April 30, 2000 and 1999


                                         February 1, 1999   November 1, 1999
                                                  to                to
                                          April 30, 1999     April 30, 1999
                                        -----------------   -----------------
            Net Income

                As previously reported  $        (25,537)   $        (79,281)
                Vallar Consulting Group           (3,181)             (6,362)
                                        -----------------   -----------------

             As Restated                $        (28,718)   $        (85,643)
                                        =================   =================

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Medi-Hut Co., Inc. and all of its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated. Prior to April 4, 2000, the company and Vallar Consulting Group, in the normal course of business, entered into certain transactions for the purchase and sale of merchandise. These inter-company transactions have been eliminated in the accompanying financial statements.


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

                                           Qtr Ended          6 Mos. Ended
                                            4/30/00              4/30/00
                                        -----------------   -----------------
     Weighted average number of common
      shares used in basic EPS                10,573,756         10,402,028

     Effect of Dilutive Securities:
          Warrants                               242,500            242,500
                                        -----------------   -----------------
     Weighted average number of common
       shares and dilutive potential
       common stock used in diluted EPS       10,816,256         10,644,528
                                        =================   =================


SUBSEQUENT EVENT

     On April 16, 2000 we agreed to sell 500,000 units to Midwest First Financial, Inc., an accredited investor, for $1.5 million in a private placement. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of three years and expire on February 15,2003. The issuance of such units is exempt from registration under the Securities Act by reason of Section 4(2) as a private transaction not involving a public distribution. Midwest First was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided. The transaction was not finalized as of April 30, 2000.


                                **UNAUDITED**

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

     The acquisition of Vallar has resulted in increased revenues. Vallar recorded revenues of $1,180,877, or 50.4%, of our consolidated revenues for the second quarter ended April 30, 2000. Management expects revenues to continue to increase in our third quarter as a result of the acquisition of Vallar.

Results of Operations

     The following table summarizes the results of our operations for the three and six month periods ended April 30, 2000 and 1999. The amounts are based on the assumption that we and Vallar were combined for the three and six months ended April 30, 2000 and 1999.


                                 Three Months Ended        Six Months Ended
                                    April 30,                April 30,
                                1999          2000      1999          2000
                           ------------ ------------ ------------ ------------
Net Sales                  $ 1,072,526  $ 2,340,098  $ 2,118,144  $ 3,495,050

Cost of Sales                  962,432    2,092,832    1,889,225    3,157,217
Gross Profit                   110,094      247,266      228,919      337,833

General & Administrative       137,287      155,053      311,863      278,575
   Expenses

Net Operating Income or
   (Loss)                      (27,193)      92,213      (82,944)      59,258

Other (Income) and Expenses      1,210      (14,565)       1,845      (27,502)
   Corporate taxes                 315        3,924          854        4,781

Net Income (Loss)              (28,718)     102,854      (85,643)      81,979


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

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite safety syringe (formerly referred to as our Autoblock Syringe). However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwriter for the bonds. We anticipate that we will rely on a Korean facility to manufacture our Elite safety syringe until we are able to complete the funding and construction of a New Jersey facility. Management expects demand for the Elite safety syringe to be high due to fourteen states passing legislation requiring health care providers to use needles with some sort of protective shield.

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

     On March 14, 2000 we issued 7,000 co mmon shares to John E. Strydesky for consulting services valued at $34,792.50 related to our application for economic development bonds. The issuance of such shares was exempt from registration under the Securities Act by reason of Section 4(2) as a private transaction not involving a public distribution. Mr. Strydesky was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed that he possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase.

     On April 4, 2000 we agreed to issue 350,000 common shares valued at $1,340,500 to Lawrence Marasco in exchange for the one outstanding share of Vallar. Mr. Marasco was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed that he possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the exchange.

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


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Part I Exhibits.

     Exhibit          Description
     -------          -----------
     27               Financial Data Schedule (filed June 14, 2000)

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                   Medi-Hut Co., Inc.


          7/20/00                                /s/ Joseph Sanpietro
Date: __________________________          By:________________________________
                                          Joseph Sanpietro, President


          7/20/00                               /s/ Vincent Sanpietro
Date: __________________________          By: ________________________________
                                          Vincent Sanpietro, Secretary


          7/21/00                               /s/Robert Russo
Date: __________________________          By: ________________________________
                                          Robert Russo, Treasurer