Form 10QSB
period 2000-07-31
MEDI HUT CO INC
filed 2000-09-13
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: July 31, 2000

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

      As of September 11, 2000, the Registrant had a total of 10,829,800 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis or Plan of Operations........11

                          PART II: OTHER INFORMATION

Item 6:  Exhibits and Reports filed on Form 8-K............................15

Signatures.................................................................16

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     Medi-Hut Co., Inc. Consolidated Financial Statements July 31, 2000.

            Balance Sheet July 31, 2000                     F-1
            Cash Flow Statement July 31, 2000 and 1999      F-3
            Income statement July 31, 2000 and 1999         F-4
            Notes                                           F-5

                              Medi-Hut Co., Inc.
                 Consolidated Condensed Interim Balance Sheet
                                July 31, 2000




                                                           July 31, 2000
                                                           -------------

 ASSETS

 CURRENT ASSETS
    Checking account                                       $     17,670
    Money market account                                        614,850
    Investment - Commercial Paper                               600,000
    Accounts Receivable                                         614,582
    Accrued Interest Receivable                                   1,133
    Prepaid Insurance                                             7,676
    Merchandise Inventory                                       270,810
                                                           -------------

 TOTAL CURRENT ASSETS                                         2,126,721

 PROPERTY AND EQUIPMENT, NET OF                                   1,590
    ACCUMULATED DEPRECIATION

 OTHER ASSETS
    Patent, Net of Amortization                                  32,857
    Deposits on Equipment                                       138,389
                                                           -------------

 TOTAL OTHER ASSETS                                             171,246
                                                           -------------

 TOTAL ASSETS                                              $  2,299,557
                                                           =============



       See Notes to Consolidated Condensed Interim Financial Statements

                               ** Unaudited **
                                     F-1

                              Medi-Hut Co., Inc.
                 Consolidated Condensed Interim Balance Sheet
                                July 31, 2000


                                                           July 31, 2000
                                                           -------------
 LIABILITIES AND EQUITY

 CURRENT LIABILITIES
    Accounts Payable                                       $    663,015
    Payroll Taxes Payable                                         3,198
    Accrued Expenses                                              2,865
    Accrued Income Taxes Payable                                 80,252
                                                           -------------
 TOTAL CURRENT LIABILITIES                                      749,330

 EQUITY
    Capital Stock                                                10,543
    Additional paid in capital                                2,847,040
    Prepaid Expenses- Current                                   (59,073)
    Retained (Deficit)/Earnings                              (1,248,283)
                                                           -------------

 TOTAL EQUITY                                                 1,550,227
                                                           -------------

 TOTAL LIABILITIES AND EQUITY                              $  2,299,557
                                                           =============

      See Notes to Consolidated Condensed Interim Financial Statements.

                               ** Unaudited **
                                     F-2

                              Medi-Hut Co., Inc.
             Consolidated Condensed Interim Cash Flow Statements
           For the Nine Months Ended July 31, 2000 & July 31, 1999



                                                                 RESTATED
                                                  Nine Months    Nine Months
                                                  Ended          Ended
Description                                       July 31, 2000  July 31, 1999
-----------                                       -------------  -------------

Net Cash Provided by Operating Activities              353,644       (119,906)

Cash Flows from Investing Activities -

Purchases of patent and licensing costs                 (8,238)          (300)
Deposits on equipment                                 (138,389)
Purchase of equipment                                   (1,808)             0
                                                  -------------  -------------

Net Cash (Used) by Investing Activities               (148,435)          (300)

Cash Flows from Financing Activities -

Issuance -of warrants for consulting fees                              23,500
Issuance of Common Stock                                34,793              0
                                                  -------------  -------------

Net Cash Provided by Financing Activities               34,793         23,500

Net Increase (Decrease) in Cash                        240,002        (96,706)

Cash at Beginning of Period                            392,518        236,577
                                                  -------------  -------------

Cash at End of Period                             $    632,520   $    139,870
                                                  =============  =============


      See Notes to Consolidated Condensed Interim Financial Statements.

                                **UNAUDITED**
                                     F-3

                              Medi-Hut Co., Inc.
               Consolidated Condensed Interim Income Statement
 For the Quarters Ended and Nine Months Ended July 31, 2000 and July 31, 1999

                                         RESTATED                      RESTATED
                           May 1, 2000   May 1, 1999   November 1,1999 November 1,1998
                           to            to            to              to
                           July 31, 2000 July 31, 1999 July 31, 2000   July 31, 1999
                           ------------- ------------- --------------- ---------------

 SALES
    Sales                  $  1,978,620  $  1,041,087  $    5,475,643  $    3,162,334
    Sales discounts              (3,104)         (350)         (5,077)         (3,457)
                           ------------- ------------- --------------- ---------------
 Total SALES                  1,975,516     1,040,737       5,470,566       3,158,877

 COST OF SALES
    BEGINNING INVENTORY         175,362       105,250          28,500          24,558
    Purchases                 1,769,675       918,362       5,068,126       2,891,525
    Purchases discounts         (26,258)         (778)        (26,321)         (6,916)
    Freight In                        0             0           2,167           1,520
    Ending Inventory           (270,810)      (82,468)       (270,810)        (82,468)
    Freight out                   2,246            81           5,770             998
                           ------------- ------------- --------------- ---------------
 Total COST OF SALES          1,650,215       940,447       4,807,432       2,829,217
                           ------------- ------------- --------------- ---------------

 Total GROSS PROFIT             325,301       100,290         663,134         329,660

 GENERAL & ADMINISTRATIVE       111,028       139,271         389,603         451,583
                           ------------- ------------- --------------- ---------------

 Total NET OPERATING
   INCOME (LOSS)           $    214,273  $    (38,981) $      273,531  $     (121,923)

 OTHER (INCOME) AND
  EXPENSES
    Interest Income             (16,415)         (420)        (45,271)         (1,779)
    Interest Expense                  0         1,420               0           3,082
    Depreciation Expense            144             0             218             263
    Amort of Organization
     Expense                        601          (568)          1,881             711
                           ------------- ------------- --------------- ---------------
 Total OTHER (INCOME)
  AND EXPENSES                  (15,670)          432         (43,172)          2,277
                           ------------- ------------- --------------- ---------------
 NET INCOME (LOSS)
  BEFORE TAX                    229,943       (39,413)        316,703        (124,200)

 INCOME TAXES
    Provision for
     Income Taxes                80,252         1,656          85,033           2,511
                           ------------- ------------- --------------- ---------------
 INCOME TAXES                    80,252         1,656          85,033           2,511
                           ------------- ------------- --------------- ---------------

 NET INCOME (LOSS)         $    149,691  $    (41,069) $      231,670  $     (126,711)
                           ============= ============= =============== ===============
INCOME/(LOSS)
 PER COMMON SHARE                 0.014        (0.005)          0.022          (0.015)
                           ============= ============= =============== ===============
INCOME /(LOSS) PER COMMON
 SHARE ASSUMING DILUTION          0.013                         0.021
                           =============               ===============

      See Notes to Consolidated Condensed Interim Financial Statements.

                                **Unaudited**
                                     F-4

                              Medi-Hut Co., Inc.
       Notes to the Consolidated Condensed Interim Financial Statements
                            July 31, 2000 and 1999

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

Acquisition of Vallar Consulting Group and Restatement
-------------------------------------------------------

     On April 4, 2000, the Company acquired Vallar Consulting Group in a business combination accounted for as a pooling of interests. Vallar Consulting Group, which engages in the sales of medical supplies, became a wholly owned subsidiary of the Company through the exchange of 350,000 restricted shares of the Company's common stock for all of the outstanding stock of Vallar Consulting Group. The accompanying financial statements for July 31, 1999 and 2000 are based on the assumption that the companies were combined for the three months and nine months ended July 31, 1999 and 2000 and financial statements of prior years have been restated to give effect to the combination.

     Following is a reconciliation of the amounts of net sales and net income previously reported for the 3 month and 9 month periods ending July 31, 1999 with restated amounts:

                                       May 1, 1999       November 1, 1998
                                       to                to
                                       July 31, 1999     July 31, 1999
                                       ---------------   ---------------
            Net sales

             As previously reported    $     169,275     $     544,491
             Vallar Consulting Group         871,462         2,614,386
                                       ---------------   ---------------

              As restated              $   1,040,737     $   3,158,877
                                       ===============   ===============

                                **UNAUDITED**
                                     F-5

                              Medi-Hut Co., Inc.
       Notes to the Consolidated Condensed Interim Financial Statements
                            July 31, 2000 and 1999

                                            May 1, 1999      November 1, 1998
                                            to               to
                                            July 31, 1999    July 31, 1999
                                            ---------------  ----------------
            Net Income

                As previously reported      $      (37,888)  $     (117,168)
                Vallar Consulting Group             (3,181)          (9,543)
                                            ---------------  ----------------

            As Restated                     $      (41,069)  $     (126,711)
                                            ===============  ================

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


BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ended October 31, 2000 and 1999, respectively.


NOTES PAYABLE

     The Company has in place a $ 50,000 working capital line of credit under which the bank has agreed to make loans at 2% above the prime interest rate. As of July 31, 2000 there was $ 0 outstanding.

                                **UNAUDITED**
                                     F-6

                              Medi-Hut Co., Inc.
       Notes to the Consolidated Condensed Interim Financial Statements
                            July 31, 2000 and 1999


EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (warrants) have not been included in this computation as of July 31, 1999 since the effect would be anti-dilutive. At July 31, 2000, the following amounts were used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for July 31, 2000 reflect of the common stock equivalents (warrants) if exercised:

                                            Qtr Ended      9 Mos. Ended
                                            7/31/00        7/31/00
                                            -------------- --------------
Weighted average number of common
   shares used in basic EPS                    10,829,800     10,626,954

Effect of Dilutive Securities:
   Warrants                                       375,926        375,926
                                            -------------- --------------
Weighted average number of common
   shares and dilutive potential
   common stock used in diluted EPS            11,205,726     10,878,493
                                            ============== ==============




                                **UNAUDITED**
                                     F-7

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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

     We private label condoms, alcohol prep pads, over-the-counter drugs and medical devices through various suppliers, as well as, wholesale name brand drugs and medical devices. We sell our own "Elite" brand of medical supplies and Tru-Choice brand of over-the-counter drugs. We also hold a patent for a passive device safety syringe, an anti-stick syringe, which we hope to introduce into the market in the coming fiscal year. We sell our products through drug wholesalers who then sell the products to pharmacies and through mail order.

Results of Operations

     The following table summarizes the results of our operations for the three and nine month periods ended July 31, 2000 and 1999. The July 31, 2000 and 1999 numbers are based on the assumption that we and our wholly-owned subsidiary, Vallar Consulting, Inc., have been combined for the nine months
ended July 31, 2000 and 1999.   Our fiscal year ends October 31st.

                              Three Months Ended        Nine Months Ended
                                    July 31,                 July 31,
                               1999         2000         1999         2000
                           ------------ ------------ ------------ ------------
Total Sales                $ 1,040,737  $ 1,975,516  $ 3,158,877  $ 5,470,566
Cost of Sales                  940,447    1,650,215    2,829,217    4,807,432
Gross Profit                   100,290      325,301      329,660      663,134

General & Administrative
   Expenses                    139,271      111,028      451,583      389,603

Net Operating Income
   or (Loss)                   (38,981)     214,273     (121,923)     273,531

Total Other (Income)
   and Expenses                    432      (15,670)       2,277      (43,172)
Income taxes                     1,656       80,252        2,511       85,033

Net Income (Loss)              (41,069)     149,691     (126,711)     231,670



     We realize revenue when products are shipped and title passes to our wholesalers. Total sales increased $2,311,689 for the nine month period and $934,779 for the third quarter ended July 31, 2000 compared to the comparable periods of 1999. This increase in sales for the nine month period was primarily the result of our acquisition of Vallar and adding name brand pharmaceuticals to our product line.

     Costs of sales primarily consist of the cost of the products purchased from third-party vendors and shipping costs. Cost of sales decreased to 83.5% of total sales for the 2000 third quarter and 87.9% of total sales for the 2000 nine month period compared to 90.4% and 89.6%, respectively, for the comparable 1999 periods.

     Our gross profit increased $225,011 for the 2000 third quarter and
$333,474 for the 2000 nine month period compared to the 1999 periods.   As a
result, our gross profit increased to 12.1% of total sales for the 2000 nine month period compared to 10.4% for the 1999 nine month period.

     General and administrative expenses include employee salaries and benefits, employee travel expenses, selling expenses, office expenses and occupancy costs and legal and accounting fees. General and administrative expenses decreased $28,243 for the 2000 third quarter compared to the 1999 third quarter and $61,980 for the 2000 nine month period compared to the nine month period for 1999. The decrease for these expenses resulted primarily from lower officer salaries and related payroll expenses in the 2000 time periods.

     As a result of our increased sales we have recorded a net income for the
2000 periods versus operating losses for the 1999 periods.      We had
earnings per share of $.022 for the 2000 nine month period compared to a loss per share of $.015 for the 1999 nine month period.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through revenues and sales of our common stock. We have required little short term debt financing and management anticipates we will meet our present requirements for working capital and capital expenditures for the next twelve months if we do not build our own syringe manufacturing facility. Our working capital was $1,377,391 for the 2000 nine month period. For that period we recorded $632,520 in cash reserves with total current assets of $2,126,721 and total current liabilities of $749,330.

     28.2% of our total currents assets for the 2000 nine month period were allocated to marketable securities, 28.9% to accounts receivable and 12.7% to inventory. The marketable debt securities had a maturity date of August 21, 2000 with a 6.5% fixed interest rate, are unsecured and roll over each month. They have no termination or redemptive provisions.

     Our principal commitments consist of office and warehouse space with future annual minimum rental payments of $10,757 through the year 2000. We are also committed to provide $210,000 in funding for the development of our Elite Safety Syringe.

     Net cash provided by our operating activities was $353,644 for the 2000 nine month period compared to cash used by operating activities of $119,907 for the 1999 nine month period. As discussed above this increase is due to increased sales.

     Net cash used by investing activities for the 2000 nine month period was
$148,435 compared to $300 for the 1999 nine month period.   The majority of
the funds have been invested in our Elite Safety Syringe. We expended $88,389 for the safety syringe molds, $8,238 was spent for new product patent and licensing costs, and $50,000 was spent on assembly equipment. We also invested $1,808 in computer equipment during our second quarter of 2000.

     We are working toward bringing the Elite Safety Syringe to market within the next fiscal year. (See, Part II: Item 5, below.) As of August 18, 2000, sixteen states have passed safety needle legislation which requires that health care workers be provided with anti-stick needles for their protection. Management believes these developments will enhance the market for our Elite Safety Syringe.

     Net cash provided by financing activities was $34,793 for the nine month period of 2000 compared to $23,500 for the 1999 nine month period. These amounts were related to the issuance of shares and warrants in exchange for consulting services.

Financing
----------

     We have a working capital line of credit for $50,000 with PNC Bank, N.A. with an interest rate of 2% above the prime interest rate, which we expect to be renewed within the next 30 days. We also have a $150,000 revolving line of credit we obtained in October of 1997.

Under this loan PNC Bank, N.A. makes loans to us at 3% above the prime interest rate. This line of credit expires October 10, 2000, but we have received notice that it will be approved for another year. Both lines of credit are secured by all the assets of Medi-Hut and personal guarantees of our executive officers. We had a $0 balance on both lines of credit at the end of the nine month period.

     Management anticipates that we will seek additional funding through future securities offerings which will be effected pursuant to applicable exemptions under federal and state laws. We have not entered into any agreement with any person at the time of this filing for such offerings. We will determine the purchasers and manner of issuance according to our financial needs and the available exemptions. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite safety syringe. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwriter for the bonds. We anticipate that we will rely on Sam Woo Corporation to manufacture our Elite Safety Syringe until we are able to complete the funding and construction of a New Jersey facility.

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

                          PART II: OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

Elite Safety Syringe

     In August 2000 we received for our inspection the first six production molds of the Elite Safety Syringe from Sam Woo Corporation. Minor changes were required for three of the six molds. During our second and third quarter
we advanced $88,389 to pay for production of the prototype molds.   Upon our
approval of the prototype molds, Sam Woo agreed to produce an assembling machine within 180 days. In May 2000 we advanced $50,000 for production of the assembling machine and anticipate its completion within the next 90 days. We have agreed to pay the remaining half of the assembling machine costs, $101,000, after we have inspected and approved the samples produced by the assembling machine. We hope to complete the remaining steps required to begin full production of the Elite Safety Syringe within the next twelve months.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Part I Exhibits.

     Exhibit          Description
    ---------        ---------------

      10.1 Memorandum between Medi-Hut and Sam Woo Corporation dated July 1, 1999.

      27             Financial Data Schedule

     (b)  Reports on Form 8-K.

          On August 25, 2000, we filed an 8-K announcing the termination of the private offering to Midwest First Financial.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned who are duly authorized.


                                    Medi-Hut Co., Inc.


              9/12/00                     /s/ Joseph Sanpietro
Date: __________________________    By:__________________________________
                                              Joseph Sanpietro, President


              9/12/00                     /s/ Vincent Sanpietro
Date: __________________________    By: _________________________________
                                              Vincent Sanpietro, Secretary


             9/12/00                      /s/ Robert Russo
Date: ___________________________   By:____________________________________
                                              Robert Russo, Treasurer