Form 10KSB
period 2000-10-31
MEDI HUT CO INC
filed 2001-01-18
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-KSB



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the fiscal year ended October 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.      Yes [ X]  No [  ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenue for its most recent fiscal year: $8,130,696

As of January 10, 2001, the registrant had 10,929,800 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was $49,283,476.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

                                    PART I

Item 1. Description of business..........................................2
Item 2. Description of property..........................................7
Item 3. Legal proceedings................................................7
Item 4. Submission of matters to a vote of security holders..............7

                                   PART II

Item 5. Market for common equity and related stockholder matters.........7
Item 6. Management's discussion and analysis or plan of operations.......9
Item 7. Financial statements.............................................14
Item 8. Changes in and disagreements with accountants on
         accounting and financial disclosure.............................14

                                   PART III

Item 9. Directors, executive officers, promoters and control persons, compliance with Section 16(a) of the Exchange Act...............14
Item 10.Executive compensation...........................................15
Item 11.Security ownership of certain beneficial owners and management...15
Item 12.Certain relationships and related transactions...................16

                                   PART IV

Item 13.Exhibits and reports on Form 8-K.................................16

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


ITEM 1.       DESCRIPTION OF BUSINESS

      We wholesale name brand drugs, medical products, our anti-stick safety syringe, our "Elite" brand and private label medical products and our "Tru-Choice" over-the-counter drugs which are provided to us by various suppliers. We sell our products through drug wholesalers who then sell the products to pharmacies and through mail order. In April of 1999 we introduced our own "Elite" brand of medical products and in September of 1999 we launched our Tru-Choice brand of over-the-counter drugs ("Tru-Choice drugs"). Then in October 2000 we introduced our Elite Safety Syringe, our anti-stick safety syringe.

Principal Products.

      Name Brand Drugs.   We wholesale name brand drugs which are drugs that
are protected by patent or licensure; for example "Viagra". When a drug is patented, no other person can produce or sell that drug for twenty years without the patent owner's permission. In September of 1999 we began to wholesale Certia XT Caps, Nubain, Terazosin ACL Caps and Viagra. These name brand drugs were 71.2%, or $5,790,185, of our total revenues for the 2000 fiscal year.

      Medical Products. Our medical products include syringes, hot and cold packs, gauze bandages, adhesive bandages and paper products, which accounted for approximately 22.2%, or $1,803,605, of our revenues during fiscal year 2000.

      Elite Safety Syringe. Our Elite Safety Syringe is our newest product. Safety syringes are defined as those products that incorporate features designed to safely cover the sharp needle with minimal effort and minimize danger to the user by preventing accidental needle sticks. There are two types of anti-stick syringes: 1) Active device - this product demands that the user in some way make a physical movement to activate the device after the injection and prior to disposal; 2) Passive device - this product activates automatically after injection and should be designed not to interfere with the normal injection procedure.

      Our Elite Safety Syringe is a passive device which incorporates a transparent sleeve into which the needle will automatically retract after use. The Elite Safety Syringe had a 90% acceptance rating in its clinical evaluations. We hold a patent for this syringe and in June of 1995 we received a 510(k) Food and Drug Administration (the "FDA") approval to market this syringe. In December of 1999 we improved our original design by reducing the number of parts and including a lock tip which allows changing of a needle to facilitate drawing medications from a medicine vial. Unlike many anti-stick syringes that are now in the marketplace, our Elite Safety Syringe can be activated using a one hand technique. We believe our Elite Safety Syringe will decrease accidental needle sticks of medical service providers.

      In October of 2000 we started production of the Elite Safety Syringe in a FDA registered and ISO 9002 approved facility in Korea. In January 2001 we received shipments of 1cc safety syringes and we anticipate shipments of 3cc safety syringes before August 2001. As of December 31, 2000 we have sold $11,020 of this product. We believe the Elite Safety Syringe is manufactured using sophisticated, patented, high-tech machinery which allows production of a precise quality product. We intend to contract out the manufacture of the Elite Safety Syringe at least for the first 18 months so that we can enter the marketplace in an orderly and timely manner. We expect to market our Elite Safety Syringe through hospital distributors that will handle the selling, in house training of users, warehousing and distribution of this product.

      Other Products. During our fiscal year 2000, our Elite brand and private label products, which include alcohol prep pads and condoms, have accounted for approximately 5.2% of our revenues and our Tru-Choice drugs were 1.4% of our revenues. The alcohol preps complement our syringe product line because they are primarily used as a topical antiseptic, anti-infective prior to administering injections. Each soft, absorbent, non-woven pad is impregnated with 70% isopropyl alcohol, USP. Our alcohol preps are made under strict quality control guidelines in the United States. We produce our alcohol preps in two sizes and package them 100 or 200 per box.

      Our condoms are made of natural rubber latex and are silicone lubricated with a reservoir tip. Our latex condoms are made to exacting specifications, with each condom electrically tested for holes during the manufacturing process, dimensional checks are performed and leak tests using water are also conducted. Our condoms are manufactured in Korea at a plant that is ISO 9002 approved, but they are tested by the FDA prior to entering the United States marketplace. (See, "Government Regulation," below.) In 1999 the FDA adopted a requirement that each individually wrapped condom have a lot number and expiration date. We have been using lot numbers and expiration dates on our condom packages for the last ten years. We have not had any recalls or product complaints regarding our condoms.

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

      We purchase products internationally from FDA registered and ISO 9002 approved medical device facilities, as well as from manufacturers here in the United States. We are dependent upon these suppliers and the loss of any one of these suppliers would have a material adverse effect on our operations. However, we believe any of our suppliers could be replaced within sixty (60) days. Kinray Inc. located in New York supplies our name brand drugs. Banta Health Care Products, Inc., located in Michigan, produces our miscellaneous paper products. Sam Woo Corporation located in Seoul, Korea supplies our Elite Safety Syringe. We have teamed up with Packaging Electronics and Device Corporation for production of our hot & cold packs. Packaging Electronics and Device Corporation holds the patent to the hot and cold pack we sell and allows us to distribute and use our Elite brand label on their unique product.

      On November 16, 2000, we entered into a joint venture with COA International Industries, Inc., a Korean corporation. COA International manufactures and exports medical disposable products, including disposable syringes. The purpose of the joint venture is to establish a new syringe production facility located in the Republic of Korea. We are currently seeking Korean government validation or approvals for the formation of the joint venture company, Medi-Hut International (Mfg.) Co., Ltd. We may be unable to obtain such validations and approvals which would result in the joint venture agreement being terminated. Management believes we will have better control over the manufacture and distribution of the Elite Safety Syringe if we have an ownership interest in the manufacturing facility.

Principal Customers.

      We do not enter into long term written agreements with our customers. We accept orders from these customers by telephone, fax, mailed purchase orders, or in person and immediately place the order with our suppliers. The loss of any one of these customers would have a material adverse effect on our results of operations.

      During fiscal year 2000 we relied on four major customers who are drug wholesale distributors for 69.4%, or $5,641,930, of our total revenues. These customers purchased name brand drugs and medical products. Jomar Marketing accounted for $2,287,981, or 28.1%, of our revenues. 824 Drug Corp. accounted for $1,235,661, or 15.2%; Colora accounted for $1,060,199, or 13.0%; and
Larval Corp. accounted for $1,058,089 or 13%.

      During fiscal year 1999, we relied on three major customers for 41.3%, or $1,962,808, of our revenues.
824 Drug Corp accounted for $723,137, or 15.2% of our revenues. Jomar Marketing and Larval Corp. accounted for 13.0% each of our revenues with $620,453 and $619,218, respectively.

Product Development.

      We are committed to search out and develop safety products for the health care profession and to supply the consumer with quality medical products for a reasonable price. We incurred approximately $32,201 in research and development costs during 1995 for FDA registration and patent protection of our Elite Safety Syringe. We have not had any other research and development costs since that time. We currently are in the process of filing for another patent for our Elite Safety Syringe.

Competition

      We compete with companies large and small which wholesale name brand drugs and medical products. We believe we have less than a 1% share of such markets. We maintain our competitive stance by offering a quality product for less money. We believe our products are priced lower than products sold by the market leaders, which allows our third party wholesalers to realize greater profits. We price our products based upon available data regarding the selling prices of products being sold by the companies in our markets. Based on that data, management establishes a price for a product which is lower than the price of the market leaders.

      The safety syringe market is dominated by Becton Dickinson and Sherwood Medical. Both of these companies manufacture an active device which requires two hands and activates manually after the injection. Our Elite Safety Syringe can be activated using a one hand technique and is priced lower than our competitor's products. Retractable Technology, a Texas Corporation, has entered the market place recently with a passive device similar to our Elite Safety Syringe. However, we intend to price our Elite Safety Syringe approximately 15% less than this competitor's passive syringe device.

Patent, Trademark, License and Intellectual Property

      Our Elite Safety Syringe holds United States Patent No. 5,562,626, issued October 8, 1996. In December of 1999 we filed an updated patent for the Elite Safety Syringe. Then in January 2001 we made another application for a new patent for our Elite Safety Syringe. We believe that this patent is of material importance to the future growth of our business because of the anticipated growth in the safety syringe markets. The Elite Safety Syringe is classified as a passive anti-stick safety syringe and is one of the few that can be activated with the ease of use of a normal plastic disposable syringe. We also hold the FDA 510(k) #K933569 which allows us to assign the manufacturing rights of the Elite Safety Syringe. (See, "Government Regulation," below.) The 510(k) is listed as an initial distributor of a Class II Special Controls device. We do not have any licenses, franchise or concessions agreements in place for this product at this time. We believe our future success will depend, in part, on our ability to protect our Elite Safety Syringe patent, however, if a third party infringes upon our patent we could expend substantial costs in its protection.

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

      Manufacturers in the United States, as well as our foreign manufacturers, that manufacture our products must be registered with the FDA. Our contract manufacturers must comply with an FDA registration process and are subject to random and unannounced on-site FDA periodic inspections. After registration with the FDA, the FDA will inspect the facility for compliance with the general controls. The general controls provisions require annual registration, listing of devices, good manufacturing practice, and labeling. It also prohibits misbranding and adulteration. Our foreign suppliers' finished products are analyzed and tested by the FDA either once the product enters the United States, or when it is taken off the shelf of a pharmacy or hospital. If the FDA has questions at the time of an inspection, we will have a reasonable time to answer and comply with the necessary governmental concerns.

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

      We filed a Section 510(k) notification of intent to market our Elite Safety Syringe and on March 14, 1995 the FDA granted approval to manufacture and market the Elite Safety Syringe in the United States. This 510(k) approval is not FDA approval of the Elite Safety Syringe, but approval to market the syringe. The purpose of a 510(k) approval is to demonstrate that the medical device is substantially equivalent to a legally marketed device that was or is currently on the United States market. A device is substantially equivalent if, in comparison to a legally marketed device it:
(a) has the same intended use as a legally marketed device and has the same technological characteristics as such device; or (b) has the same intended use as such device; and has different technological characteristics that have to be proved safe.

      In the case of our Elite Safety Syringe, we were required to perform a clinical evaluation study to prove that the Elite Safety Syringe, as intended for use, was similar to devices on the market that had no spring activation. We then met with the FDA after the clinical evaluation. The FDA inquired about the number of syringes used in the evaluation and where in the hospitals the evaluations were located. After this meeting the FDA granted the 510(k) without further inquiry.

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

Employees

      We have five full-time employees, two of which are directors and officers.

Business Development

      Indwest, Inc. was incorporated in the state of Utah on August 20, 1981 as Gibraltor Energy. Indwest did not have operations since its inception. Medi-Hut Co., Inc. was incorporated in the state of New Jersey on November 22, 1982 and was involved in the business of selling wholesale medical supplies ("Medi-Hut, New Jersey"). On February 20, 1998, Medi-Hut, New Jersey merged with Indwest and Indwest, the surviving corporation, changed its name to Medi-Hut Co. Inc., a Utah corporation ("Medi-Hut, Utah").

      On February 2, 1998 Medi-Hut Co., Inc. was incorporated in the state of Delaware. On February 27, 1998, Medi-Hut, Utah completed a change of domicile merger with Medi-Hut, Delaware. We currently are a Delaware corporation holding a Certificate of Authority to do business in the state of New Jersey.

      In April 2000 we acquired Vallar Consulting as our wholly-owned subsidiary and subsequently dissolved Vallar and consolidated its operations with our own. (See, "Management's Discussion and Analysis or Plan of Operations - Acquisition Treatment," below.)

Reports to Security Holders

      We are required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"). We must file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). We also are be subject to the proxy solicitation requirements of the Exchange Act and, accordingly, will furnish an annual report with audited financial statements to our stockholders.

Available Information

      We currently use an investor relations firm, Columbia Financial Group, ("Columbia Financial") and interested persons may call at (888) 301-6271. Columbia Financial has provided consulting and services for investor relations, public relations, publishing, advertising, fulfillment, as well as Internet related services to Medi-Hut for the past three years. In October 2000 we entered into another consultant agreement with Columbia

Financial. Columbia Financial provides such services for a set term at a set fee. The 2000 agreement may be terminated within the first four months and, in that event, we are not obligated to make payments to Columbia Financial for services rendered. Columbia Financial agreed to accept $1.2 million and warrants to purchase 600,000 common shares for its services under the new 2000 agreement. These warrants were valued at $2,041,000, have an exercise price of $5.00 and expire October 1, 2005. None of the warrants related to this agreement have been exercised as of the date of this filing. We have recorded $20,833 for such consulting expenses as of October 31, 2000. We do not reimburse Columbia Financial for expenses incurred for its services. Either party may terminate the agreement with 30 days written notice with certain conditional repayments. Columbia Financial has also entered into an agreement on our behalf with Internet Stock Market Resources for dissemination of our company information to its subscribers.

ITEM 2.       DESCRIPTION OF PROPERTY

      We lease 3500 square feet of office and warehouse space located in Lakewood, New Jersey. The leased premises are part of a 35,000 square foot industrial park. The initial term of the lease was for five years with the right to renew the lease for a period of five (5) years after the initial term. We have renewed the lease for an additional year and it will expire in February of 2001. We currently pay $2,025.21 per month, but the monthly rent payment is contingent upon increases in taxes, insurance and common area maintenance expense. We may cancel the lease with a 90 days written notice to the landlord.


ITEM 3.        LEGAL PROCEEDINGS

      To the best of our knowledge we are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                    PART II


ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded over-the-counter and quoted on the NASD OTC Bulletin Board under the symbol "MHUT." The following table presents the range of the high and low bid prices of our stock as reported by the Nasdaq Trading and Market Services for each fiscal quarter for the last two fiscal years ending October 31. Such quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Fiscal Year       Quarter Ended            High            Low
      ------------      -------------           ------           ----

      1999              January 31st             0.53            0.13
                        April 30th               0.41            0.23
                        July 31st                0.94            0.20
                        October 31st             2.75            0.84

      2000              January 31st             4.69            1.53
                        April 30th               6.81            3.53

                        July 31st                5.63            3.00
                        October 31st             6.31            2.75

      There were approximately 240 stockholders of record as of December 18, 2000. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.


      b) Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us within the past three years without registration:

      On January 23, 1998, Indwest issued an aggregate of 1,751,251 common shares to twelve persons for $33,333 in costs paid for or on behalf of Indwest and for services rendered to Indwest in connection with the merger with Medi-Hut, New Jersey. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. The twelve persons had unrestricted access to detailed material information regarding Indwest due to personal relationships with Indwest's management and Indwest reasonably believed that each possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase.

      On March 2, 1998 we issued warrants to Columbia Financial Group to purchase 200,000 shares of our common stock at an aggregate exercise price of $775,000 in consideration for its public relations services. Such services were valued at $50,500. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. Columbia Financial was provided the same kind of information regarding Medi-Hut as would be available in a registration statement and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided.

      In March 17, 1998, we sold an aggregate of 27,000 common shares for $67,500 to eight persons. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. The eight persons had unrestricted access to detailed material information regarding Medi-Hut due to personal relationships with Medi-Hut's management and Medi-Hut reasonably believed that each possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase.

      On June 4, 1998, pursuant to Rule 504 of Regulation D, we sold 500,000 common shares to two accredited persons for $225,000. A 10% commission was paid for this offering. We relied on an exemption from the registration requirements under the Securities Act by reason of Section 3(b) and such offering did not exceed the $1 million aggregate limitation for sales of securities pursuant to Section 3(b) for the prior twelve months.

      On June 1, 1999 we issued an aggregate of 500,000 warrants to Columbia Financial in consideration for its consulting and investor relations services as our public relations consultant. The warrants are exercisable upon issuance for a period of three years, ending June 1, 2002, with an aggregate exercise price of $437,500. Such services were valued at $26,625. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. Mid-West First was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided.

      On August 4, 1999, we offered an aggregate of 2,200,000 common shares for $1,000,000 pursuant to Rule 504 of Regulation D. Five accredited investors purchased 2,200,000 common shares for the $1 million aggregate offering price A 10% commission was paid for this offering. We relied on an exemption from the registration requirements under the Securities Act by reason of Section 3(b) and such offering did not exceed the $1 million aggregate limitation for sales of securities pursuant to Section 3(b) for the prior twelve months.

      On March 14, 2000 we issued 7,000 common shares to John E. Strydesky for consulting services valued at $34,792.50. We relied on an exemption from registration under the Securities Act by reason of Section 4(2) as a private transaction not involving a public distribution. Mr. Strydesky had unrestricted access to detailed material information regarding Medi-Hut due to personal relationships with Medi-Hut's management and Medi-Hut reasonably believed that he possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the purchase.

      On April 4, 2000 we agreed to issue 350,000 common shares valued at $1,340,500 to Lawrence Marasco in exchange for the one outstanding share of Vallar Consulting. We relied on an exemption from the registration under the Securities Act by reason of Section 4(2). Mr. Marasco was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed that he possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the exchange.

      On October 1, 2000 we issued warrants to purchase 600,000 common shares to Columbia Financial in consideration for its consulting and investor relations services as our public relations consultant. The warrants were valued at $2,041,000. The warrants are exercisable upon issuance for a period of five years, ending October 1, 2005, with an exercise price of $5.00. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. Columbia was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided.

      On October 18, 2000 we agreed to issued warrants to purchase 100,000 common shares to John Clayton in consideration for his consulting services rendered related to development of a business and management plan. Such services were valued at $109,000. And the warrants had an exercise price of $3.00 for a period of three years, ending October 18, 2003. We relied on an exemption from registration under the Securities Act of 1933 by reason of
Section 4(2) as a private transaction not involving a public distribution.
Mr. Clayton was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed he possessed sufficient sophistication to evaluate the information provided.

      On November 30, 2000 we agreed to sell, in a private placement, 475,000 units for $1,995,000 to Mid-West First Financial, Inc., an accredited investor. Each unit consists of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. We relied on an exemption from registration under the Securities Act of 1933 by reason of Section 4(2) as a private transaction not involving a public distribution. Mid-West First Financial was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided.

      In each of the private transactions above we believe that each purchaser
(i) was aware that the securities had not been registered under federal securities laws; (ii) acquired the securities for his/her/its own account for investment purposes of the federal securities laws; (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and (iv) was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.


ITEM 6.      MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis should be read in conjunction with
our financial statements and notes which are attached to this report.   We
realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Our fiscal year ends on October 31st and the following discussions are based on the consolidated financial statements of Medi-Hut and Vallar for the 2000 fiscal year and restated financial statements for the 1999 fiscal year.

Acquisition Treatment

      In April 2000, in an arm's length transaction, Medi-Hut acquired Vallar Consulting, a privately held New York corporation in the business of selling over-the-counter and name brand pharmaceuticals to distributors and wholesalers nationwide. Vallar had been one of our major customers during our 1999 fiscal year representing $120,211, or 9.4%, of our total revenues. Pursuant to the agreement, dated January 10, 2000, we issued 350,000 common shares valued at $1,340,500 to Lawrence Marasco, the sole owner of Vallar.
The parties negotiated the acquisition price for Vallar rather than using typical valuation models. Vallar's value was established at approximately $1.3 million based upon posted revenues in excess of 3.5 million during its 1999 fiscal year, anticipated sales over a five year period, Mr. Marasco's 26 to 27 years of experience in the industry and the value of Vallar's client base.
The assets involved in the transaction were primarily accounts receivable since Vallar did not own physical plants, equipment or property.

      The acquisition was treated as a pooling of interests for accounting purposes and Vallar became our wholly-owned subsidiary. The acquisition was structured as a tax free stock-for-stock exchange pursuant to Section
368(a)(1)(B) of the Internal Revenue Code of 1986 as amended.   Subsequently,
Vallar was dissolved and all assets, liabilities and equity were recorded on our books and our financial statements have been restated to reflect these allocations.

Results of Operations

      The following table summarizes our results of operations for the fiscal years ended October 31, 2000 and 1999.

                                                  Years Ended October 31,
                                                    2000           1999
                                                ------------- -------------
                                                                (Restated)

Net Sales                                       $  8,130,696  $  4,758,268
Cost of Sales                                      7,396,343     4,267,363
Gross Profit                                         734,353       490,905

Selling, General & Administrative Expenses           498,835       581,346

Operating Income or (Loss)                           235,518       (90,441)

Other Income (Expense)                                62,146         3,555

Provision for Income Taxes                            62,664           300

Net Income (Loss)                                    235,000       (87,186)

Earnings (Loss) per common share                $       0.02  $      (0.01)

YEARS ENDED OCTOBER 31, 2000 AND 1999

      Sales. Sales increased $3,372,428 from fiscal year 1999 to 2000 This increase in sales was a result of increased sales of name brand drugs and medical products.

      Cost of Goods Sold. Costs of goods sold primarily consists of the cost of the products purchased from third-party vendors and shipping costs. During fiscal year 2000 as sales have increased the cost of goods sold has also increased from 89.7% of sales in 1999 to 91.% of sales in 2000. The increased costs are due to the smaller profit margin of the name brand drugs which accounted for 71.2% of our revenues.

      Selling, General and Administrative. Selling, general and administrative expenses include employee salaries and benefits, employee travel expenses, advertising, office expenses and occupancy costs. In fiscal year 2000 these expenses decreased $82,511 from fiscal year 1999. The decrease in expenses resulted primarily from reduced travel and office expenses and occupancy costs.

      Other Income (Expense). We recorded interest income of $62,146 for fiscal year 2000 compared to $8,109 for the 1999 fiscal year. This income is primarily from investments in commercial paper. We also incurred $4,554 of interest expense on our line of credit during fiscal year 1999.

      Income Taxes.   We had $127,931 available net operating loss carry
forwards as of October 31, 2000. We may use these carry forwards to reduce our Federal taxable income and tax liabilities in future years. The carry forwards will be used in full on the October 31, 2000 corporate tax return.

      Net Income (Loss).   We posted a net income for the year 2000 compared
to a net loss for the 1999 fiscal year. The acquisition of Vallar and sales of name brand drugs coupled with a reduction in selling, general and administrative expenses were the primary reasons for the net income.

      Management believes the following factors will affect our future results of operations: 1) Maintenance of our market share due to pricing our products below our competitors prices; 2) continued concern of the public and government entities about sexually transmitted diseases; and 3) changes in federal and state regulations which will require use of safety syringes by health care workers. In addition, management expects our Elite Safety Syringe to provide new sources of revenue during fiscal year 2001 as user demand for safety syringes increases. Management believes the enactment of the Needlestick Safety and Prevention Act in November 2000 and legislation in 16 states requiring the use of anti-stick syringes will increase demand for such devices.

YEARS ENDED OCTOBER 31, 1999 AND 1998

      Due to the acquisition and consolidation of Vallar, the financial statements for the fiscal year ended 1999 reflect the combined entities whereas the financial statements for the fiscal year 1998 are Medi-Hut's only. The following discussions reflect this consolidation. Accordingly, we believe a comparison of the results of our operations on a year-by-year basis is of limited benefit.

      Sales. Sales increased from $779,537 in 1998 to $4,758,268 in 1999. This increase in sales was a result of the acquisition of Vallar. However, sales were low during fiscal year 1998 because we lost a major customer, due to that company's change in ownership and the new management's decision to use a manufacturer who produced syringes in the United States. The loss of this customer represented approximately $375,000 in sales.

      Cost of Goods Sold. During fiscal year 1999 costs of goods sold were $4,267,363 compared to $552,173 in 1998. Cost of goods sold were 70.8% of sales in 1998 compared to 89.7% of sales in 1999. The increased costs are due to the smaller profit margin of the name brand drugs.

      Selling, General and Administrative. In fiscal year 1999, selling, general and administrative expenses were $581,346 compared to $271,162 in 1998. The increase in expenses resulted primarily from increased accounting and legal expenses, increased officer and employee salaries and increased insurance expenses.

      Net Income (Loss).   We posted a net loss of $45,997 in 1998 compared to
a net loss of $87,186 in 1999. Despite an increase in revenues, the gross profit was decreased due to the costs of goods sold.

Quarterly Trends

      We do not anticipate experiencing seasonal fluctuations in our operations because sales of medical supplies is not seasonal in nature.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through revenues and sales of our common stock. We have required little short term debt financing and management expects our revenues and sales of stock to satisfy our present requirements for working capital and capital expenditures for the next twelve months. Our working capital at October 31, 2000 was $1,192,188 compared to $1,335,107 at October 31, 1999.

      A summary of our audited balance sheets for the years ended October 31, 2000 and 1999 are as follows:

                                                    Years Ended  October 31,
                                                       2000        1999
                                                  ------------- -------------
                                                                 (Restated)

Cash/Cash Equivalents                             $    502,243  $    384,733
Current Assets                                       2,908,632     1,812,701

Total Assets                                         3,572,298     1,839,200

Total Current Liabilities                            2,016,444       477,594

Total Stockholder's Equity                           1,555,854     1,361,606
Total Liabilities & Stockholder Equity            $  3,572,298     1,839,200

      For the fiscal year 2000, total assets increased $1,733,098 from fiscal year 1999 primarily due to prepaid consulting expenses related to our agreement with our investor relations firm, Columbia Financial, and acquisition of equipment and molds. Total current liabilities increased $1,538,850 from fiscal year 1999 to fiscal year 2000. The increase was primarily due to a deferred consulting payable of $900,000.

      Net cash used by our operating activities was $37,749 for the 2000 fiscal year, compared to $170,865 net cash provided by operating activities for 1999. Net cash provided by investing activities was $157,259 for fiscal year 2000 compared to net cash used by investing activities of $900,000 for fiscal year 1999. We purchased marketable debt securities in 1999 for $900,000 which had a fixed interest rate of 5.26% and 5.29% per annum and were unsecured. We redeemed $500,000 of the marketable debt securities during fiscal year 2000. As of October 31, 2000, the debt securities held have a fair value of $400,000, are due November 30, 2000 with a fixed interest rate of 6.49% per annum and are unsecured.

      Net cash used for financing activities during fiscal year 2000 was $2,000, which were deferred charges related to costs incurred for seeking small business loan financing. Financing activities provided net cash of $938,592 for fiscal year 1999 which were primarily proceeds from sales of our common stock. In August of 1999 we raised $1,000,000 from the sale of 2,200,000 common shares, which we used to commence the production of our Elite Safety Syringe. While we received the stated amount of consideration for those shares, we have revised the amounts stated in our financial statements to reflect the average high and low market price of the common shares on the date of issuance. We then applied a modest discount for lack of marketability. The difference between the average high and low market price and issue price has been reflected as common stock dividend. As a result of these change, we posted a constructive dividend of $866,250 for this issuance.

      As of October 31, 2000, our principal commitments consisted of office
and warehouse space and an automobile lease.   Monthly rental payments are
approximately $2,025 per month with total future minimum rental payments of $16,183 through the fiscal year 2003. In the event we are able to form a Korean corporation for the joint venture with COA International, we will be committed to provide capital funding of $1,000,000 for that entity.

      Financing. We have a working capital line of credit for $50,000 with PNC Bank, N.A. with an interest rate of 2% above the prime interest rate, which expires August 31, 2001. We also have a $150,000 revolving line of credit which expires October 10, 2001. PNC Bank, N.A. makes loans to us at 3% above the prime interest rate for the revolving line of credit. Both lines of credit are secured by all the assets of Medi-Hut and personal guarantees of our executive officers. As of the fiscal years ended 2000 and 1999 there were no amounts outstanding on either line of credit.

      On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite Safety Syringe. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwriter for the bonds. We anticipate that we will rely on Sam Woo Corporation to manufacture our Elite Safety Syringe for the short term.

      On November 30, 2000 we agreed to sell, in a private placement, 475,000 units for $1,995,000 to Mid-West First Financial, Inc., an accredited investor. Each unit consists of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. As part of this transaction we also agreed to register for resale the 950,000 common shares underlying the units. In addition we agreed to register 1,300,000 common shares underlying warrants issued to Columbia Financial for its services. On January 16, 2001 we filed a registration statement on Form SB-2 registering the 2,250,000 common shares. Management anticipates the private placement with Mid-West to be completed upon the Form SB-2 being declared effective by the SEC. If all the warrants are exercised related to the registered shares, we could receive up to $6,706,250.

      Management anticipates that we may seek additional funding through future securities offerings which will be effected pursuant to applicable exemptions under federal and state laws. We will determine the purchasers and manner of issuance according to our financial needs and the available exemptions. We have no plans to make a public offering of our common stock at this time. We also note that if we issue more shares of our common stock our shareholders may experience dilution in the value per share of their common stock.

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

ITEM 7: FINANCIAL STATEMENTS

      Reference is made to the financial statements attached to this Form 10-KSB report.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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


      Name                    Age      Position Held
      -------------------    -----     -------------------
      Joseph A. Sanpietro      50      President, Director
      Vincent J. Sanpietro     53      Secretary, Director
      Robert Russo             41      Treasurer, Director

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

b)      Compliance with Section 16(a) of the Exchange Act.

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended October 31, 2000, we believe all filing requirements under Section 16(a) were complied with in a timely manner.


ITEM 10.      EXECUTIVE COMPENSATION

      The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

SUMMARY COMPENSATION TABLE

                                    Annual Compensation
                                    -------------------------------
                                    Fiscal
Name and Principal Position         Year     Salary ($)  Bonus     Other
--------------------------------    -------  ----------- --------- --------
Joseph A. Sanpietro, President       2000    $   77,225  $      0  $ 6,000 (1)
and Director                         1999        85,200         0        0
                                     1998        83,940         0        0

Vincent J. Sanpietro, Secretary      2000        51,428         0    5,000 (1)
and Director                         1999        63,700         0        0
                                     1998        47,353         0        0

Robert Russo                         2000             0         0   23,302 (2)
Treasurer and Director               1999             0         0    5,635 (2)
                                     1998             0         0    6,260 (2)


      (1) Personal benefits: Lease payments for automobile.
      (2) Paid to Koenig, Russo & Associates for accounting services performed for Medi-Hut by Mr. Russo.

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


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of: (i) each person or group known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our executive officers, (iii) each of our director's and
(iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 10,929,800 shares of common stock outstanding as of December 18, 2000.


                                  MANAGEMENT

                                  Common Stock Beneficially Owned
                                  ---------------------------------------
Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
----------------------------   ----------------------- --------------------
Joseph A. Sanpietro                        3,279,200            30.0 %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Vincent J. Sanpietro                         554,800             5.1 %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Robert Russo                                  25,000 (1)           * %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

All executive officers and
 directors as a group                      3,859,000            35.3 %

*    Less than one percent
(1) Mr. Russo shares voting and investment power of 20,000 shares held by his wife.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For the fiscal year 2000 and 1999, we paid $23,302 and $5,635, respectively, to Koenig, Russo & Associates LLC for the accounting services provided to us by Robert Russo, our Treasurer and Director. Mr. Russo is the Managing Member of Keonig, Russo & Associates LLC.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number    Description
------    -------------

2.1 Agreement and Plan of Reorganization between Indwest, Inc. and Medi-Hut Co., Inc., New Jersey, dated January 28, 1998 (Incorporated by reference to exhibit 2.1 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

2.2 Agreement and Plan of Reorganization between Medi-Hut and Vallar Consulting, dated January 10, 2000. (Incorporated by reference to Medi-Hut's 10-KSB, as amended, filed January 26, 2000)

3.1 Articles of Incorporation of Medi-Hut (Incorporated by reference to exhibit 3.1 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

3.2 Articles of Merger filed February 20, 1998 (Incorporated by reference to exhibit 3.2 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

3.3 Articles of Merger filed February 27, 1998 (Incorporated by reference to exhibit 3.3 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

3.4 Bylaws of Medi-Hut (Incorporated by reference to exhibit 3.4 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

10.1 Lease between Medi-Hut and Stamos & Sommers, LLC, dated December 12, 1997 (Incorporated by reference to exhibit 10.1 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

10.2     Form of Confidential Agreement (Incorporated by reference to exhibit
         10.2 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

10.3 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (Incorporated by reference to exhibit 10.3 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

10.4 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (Incorporated by reference to exhibit 10.4 Medi-Hut's 10-KSB, as amended, filed January 26, 2000.)

10.5 Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000. (Incorporated by reference to the Form SB-2, filed January 16, 2001.)

10.6 Registration Rights Agreement between Medi-Hut, Mid-West, Columbia Financial and Mutual Ventures, dated November 30, 2000. (Incorporated by reference to exhibit 10.6 to the Form SB-2, filed January 16, 2001.)

21.1 Subsidiaries of Medi-Hut (Incorporated by reference to exhibit 21.1 to the Form SB-2, filed January 16, 2001.)

________________________


(b)      Reports on Form 8/K

      On August 25, 2000, we filed a current report on Form 8-K under Item 5 regarding the termination of a private offering to Mid-West First Financial.

                                  SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Medi-Hut Co., Inc.


       1/17/01
Date: _____________            By: _/s/ Joseph Sanpietro
                                   ________________________________
                                         Joseph Sanpietro, President


       1/17/01
Date:_______________           By:   /s/ Vincent Sanpietro
                                   __________________________________
                                         Vincent Sanpietro, Secretary


Date:   1/17/01                By:   /s/ Robert Russo
      _______________             ____________________________________
                                         Robert Russo, Treasurer

                             FINANCIAL STATEMENTS



                            Medi-Hut Company, Inc.

                             Financial Statements

                     October 31, 2000 and 1999 (Restated)

                            Medi-Hut Company, Inc.
                      Index to the Financial Statements
                     October 31, 2000 and 1999 (Restated)





                                                                         Page

Independent Auditors' Report on the Financial Statements....................1

Financial Statements

      Balance Sheets........................................................2

      Statements of Operations..............................................3

      Statement of Stockholders' Equity.....................................4

      Statements of Cash Flows............................................5-6

      Notes to the Financial Statements..................................7-14

      Independent Auditors' Report on the Additional Information...........15

Additional Information

      Schedules of Selling, General and Administrative Expenses............16

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


                         Independent Auditors' Report



To the Board of Directors and Stockholders of Medi-Hut Company, Inc.

We have audited the balance sheets of Medi-Hut Company, Inc. as of October 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Hut Company, Inc. as of October 31, 2000 and 1999, and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 20, 2000

                            Medi-Hut Company, Inc.
                                Balance Sheets



                                                           October 31,
                                                   ---------------------------
                                                        2000         1999
                                                   ------------- -------------
                                                                  (Restated)
    Assets

Current Assets
  Cash                                             $    502,243  $    384,733
  Marketable securities                                 400,000       900,000
  Accounts receivable                                   863,597       496,805
  Inventory                                             238,808        28,975
  Prepaid expenses                                        3,984         2,188
  Deferred consulting fees                              900,000             -
                                                   ------------- -------------
    Total Current Assets                              2,908,632     1,812,701
                                                   ------------- -------------

Machinery and Equipment                                  29,124        27,316
Molds                                                   154,800             -
Less:  Accumulated Depreciation                         (40,789)      (27,316)
                                                   ------------- -------------

    Net Machinery and Equipment and Molds               143,135             -

Deposit on equipment                                    183,267             -
Deferred consulting fees, net of current portion        300,000             -
Capitalized Cost Reduction, net of accumulated
   amortization of $4,796 and $4,164, respectively            -           632
Patent and Licensing Costs, net of accumulated
   amortization of $8,018 and $6,334, respectively       37,264        25,867
                                                   ------------- -------------

    Total Assets                                      3,572,298     1,839,200
                                                   ============= =============

    Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                 753,780       477,594
  Deferred consulting payable                           900,000             -
  Income taxes payable                                   45,540             -
  Deferred income taxes payable                          17,124             -
                                                   ------------- -------------
    Total Current Liabilities                         1,716,444       477,594
Deferred consulting payable, net of current portion     300,000             -
                                                   ------------- -------------
    Total Liabilities                                 2,016,444       477,594
                                                   ------------- -------------
Stockholders' Equity
  Common stock, voting $.001 par value; 100,000,000
   shares authorized; 10,829,800 and 10,822,800
   shares issued and outstanding, respectively           10,830        10,823
  Additional paid-in capital                          4,887,753     2,827,967
  Consultant services to be provided                 (2,041,000)      (13,708)
  Deferred charges                                      (57,506)      (20,713)
  Retained earnings (deficit)                        (1,244,223)   (1,442,763)
                                                   ------------- -------------
    Total Stockholders' Equity                        1,555,854     1,361,606
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $  3,572,298  $  1,839,200
                                                   ============= =============


See notes to the financial statements.                                      2

                            Medi-Hut Company, Inc.
                           Statements of Operations

                                                      Year Ended October 31,
                                                   ---------------------------
                                                         2000         1999
                                                   ------------- -------------
                                                                   (Restated)

Net Sales                                          $  8,130,696  $  4,758,268
                                                   ------------- -------------

Cost of Goods Sold
  Beginning inventory                                    28,500        38,739
  Net Purchases                                       7,593,591     4,251,205
  Custom fees/freight                                    13,060         6,394
                                                   ------------- -------------
     Cost of Goods Available for Sale                 7,635,151     4,296,338

Less:  Ending Inventory                                 238,808        28,975
                                                   ------------- -------------

     Cost of Goods Sold                               7,396,343     4,267,363
                                                   ------------- -------------

Gross Profit                                            734,353       490,905

Selling, General and Administrative Expenses            498,835       581,346
                                                   ------------- -------------

Income (Loss) from Operations                           235,518       (90,441)
                                                   ------------- -------------
Other Income (Expense)
  Interest income                                        62,146         8,109
  Interest expense                                            -        (4,554)
                                                   ------------- -------------
     Total Other Income (Expense)                        62,146         3,555
                                                   ------------- -------------

Income (Loss) Before Provision for Income Taxes         297,664       (86,886)
Provision for Income Taxes                               62,664           300
                                                   ------------- -------------

Net Income (Loss)                                  $    235,000  $    (87,186)
                                                   ============= =============
Earnings (Loss) per Common Share                   $       0.02  $      (0.01)
                                                   ============= =============
Earnings (Loss) per Common Share-assuming dilution $       0.02  $      (0.01)
                                                   ============= =============


See notes to the financial statements.                                    3

                            Medi-Hut Company, Inc.
                      Statement of Stockholders' Equity
               Period from October 31, 1998 to October 31, 2000

                                         Common Stock
                                         (No Par Value
                                         Prior to                      Consultant
                           Common        Recapitalization) Additional  Services                Retained
                           Shares        ($.001 Par        Paid-In     To Be         Deferred  Earnings
                           Issued        Value)            Capital     Provided      Charges   (Deficit)    Total
                           ------------- ----------------  ----------- ------------- --------- ------------ -----------
Balances, October 31, 1998    8,272,800  $         8,273   $  934,767  $          -  $      -  $  (564,345) $  378,695

Issuance of Common Shares
 Pursuant to a Private
 Placement Memorandum

   Shares Issued at
   discounted market value    2,200,000            2,200    1,854,050             -         -            -   1,856,250

   Dividend related to the
   difference between the
   issue price and
   discounted market value            -                -            -             -         -     (866,250)   (866,250)

Issuance of Warrants for
 Services Provided                    -                -       23,500       (23,500)        -            -           -

Funds expended for
 Deferred Charges                     -                -            -             -   (20,713)           -     (20,713)

Amortization of
 Consultant Services                  -                -            -         9,792         -            -       9,792

Net (Loss) Year Ended
 October 31, 1999
 (Restated)                           -                -            -             -         -      (87,186)    (87,186)
                           ------------- ----------------  ----------- ------------- --------- ------------ -----------
Balances, October 31, 1999   10,472,800           10,473    2,812,317       (13,708)  (20,713)  (1,517,781)  1,270,588

Issuance of Common Shares
 Pursuant to the acquisition
 of Vallar Consulting Group     350,000              350       15,650             -         -       75,018      91,018
                           ------------- ----------------  ----------- ------------- --------- ------------ -----------
Balances, October 31, 1999
 (as Restated)               10,822,800           10,823    2,827,967       (13,708)  (20,713)  (1,442,763)  1,361,606

Dissolution of Vallar
 Consulting Group                     -                -      (16,000)            -         -      (36,460)    (52,460)

Funds expended for
 Deferred Charges                     -                -            -             -    (2,000)           -      (2,000)

Stock issued to non-employee
 for deferred charges             7,000                7       34,786             -   (34,793)           -           -

Issuance of Warrants and
 Payment Agreement for
 Services to be Provided              -                -    2,041,000    (2,041,000)        -            -           -

Amortization of
 Consultant Services                  -                -            -        13,708         -            -      13,708

Net Income Year Ended
 October 31, 2000                     -                -            -             -         -      235,000     235,000
                           ------------- ----------------  ----------- ------------- --------- ------------ -----------
Balances, October 31, 2000   10,829,800  $        10,830   $4,887,753  $ (2,041,000) $(57,506) $(1,244,223) $1,555,854
                           ============= ================  =========== ============= ========= ============ ===========


See notes to the financial statements.                                                                   4


                        Medi-Hut Company, Inc.
                       Statements of Cash Flows

                                                                   Year Ended October 31,
                                                               -----------------------------
                                                                      2000         1999
                                                               -------------- --------------
                                                                                  (Restated)
Cash Flows From Operating Activities
Net Income (Loss)                                              $     235,000  $     (87,186)
Adjustments to Reconcile Net Income (Loss) to Net Cash
 Provided (Used) by Operating Activities:
  Depreciation and amortization                                       15,789          2,821
  Amortization of prepaid consulting expense                          13,708         26,625
  Deferred income taxes                                               17,124              -
  Dissolution of Vallar Consulting Group                             (62,675)             -
Decrease (Increase) in Assets
  Accounts receivable                                               (366,792)      (231,428)
  Inventory                                                         (209,833)         9,764
  Prepaid expenses                                                    (1,796)         2,320
Increase (Decrease) in Liabilities
  Accounts payable and accrued expenses                              276,186        447,949
  Income taxes payable                                                45,540              -
                                                               -------------- --------------
     Net Cash Provided(Used) by Operating Activities                 (37,749)       170,865
                                                               -------------- --------------

Cash Flows From Investing Activities
  Cash acquired from acquisition of Vallar                            10,215              -
  Purchases of marketable securities                                       -       (900,000)
  Redemption of marketable securities                                500,000              -
  Cash paid for molds and equipment                                 (156,608)             -
  Cash paid for patent and licensing costs                           (13,081)             -
  Cash paid for deposit on equipment                                (183,267)             -
                                                               -------------- --------------
     Net Cash Provided (Used) by Investing Activities                157,259       (900,000)
                                                               -------------- --------------

Cash Flows From Financing Activities
  Proceeds from sale of common stock                                       -        998,500
  Repayment of lines of credit                                             -        (39,195)
  Cash paid for deferred charges                                      (2,000)       (20,713)
                                                               -------------- --------------
    Net Cash Provided (Used)by Financing Activities                   (2,000)       938,592
                                                               -------------- --------------

Net Increase in Cash                                                 117,510        209,457
Cash at Beginning of Period                                          384,733        175,276
                                                               -------------- --------------
Cash at End of Period                                          $     502,243  $     384,733
                                                               ============== ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash Paid During the Period for:
     Interest                                                  $           -  $       4,554
                                                               ============== ==============
     Income taxes                                              $         300  $         300
                                                               ============== ==============




See notes to the financial statements.                                                    5


                        Medi-Hut Company, Inc.
                Statements of Cash Flows,Continued

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Common stock purchase warrants ($2,041,000) and a payment schedule ($1,200,000) were issued by the Company during 2000 for consultant services to be provided totaling $3,241,000.

Common stock purchase warrants were issued by the Company during 1999 for consultant services to be provided amounting to $23,500.

Common stock dividends amounting to $866,250 during 1999 were recognized as to the difference between the average high/low market price and issue price of the 2,200,000 common shares issued in accordance with the private placement memorandum.

Common stock was issued in 2000 for deferred charges amounting to $34,793.

The Company acquired Vallar Consulting Group in a business combination accounted for under the pooling of interests method during 2000:

        Assets           $  74,690
        Liabilities         (6,611)
        Equity             (78,294)
        Cash Received    $  10,215

See notes to the financial statements                             6

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

Acquisition of Vallar Consulting Group and Restatement

On April 4, 2000, the Company acquired Vallar Consulting Group (Vallar) in a business combination accounted for as a pooling of interests. Vallar Consulting Group, which engages in the sales of medical supplies, became a wholly owned subsidiary of the Company through the exchange of 350,000 restricted shares of the Company's common stock for all of the outstanding stock of Vallar Consulting Group. Vallar was subsequently dissolved and all the assets, liabilities and equity was recorded on the books of Medi-Hut. The accompanying financial statements for October 31, 2000 and 1999 are based on the assumption that the companies were combined for the years ended October 31, 2000 and 1999 and financial statements of prior years have been restated to give effect to the combination.

The following is a reconciliation of the amounts of net sales and net income
(loss) previously reported for the year ended October 31, 1999 with restated amounts:


  Net Sales
    As previously reported      $     1,272,419
    Vallar Consulting Group           3,485,849
                                ----------------
      As Restated               $     4,758,268
                                ================
  Net Income (Loss)
    As previously reported      $       (74,462)
    Vallar Consulting Group             (12,724)
                                ----------------
      As Restated               $       (87,186)
                                ================

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

Deferred Charges

Deferred charges are comprised of costs incurred by the Company for seeking small business loan financing. These charges will be amortized over the loan period when and if such financing is obtained or expensed in full should such financing not be obtained. No amortization expense has been recognized during the years ended October 31, 2000 and 1999.

Depreciation

Machinery and equipment are stated at cost. Depreciation is computed using the straight line method for financial reporting purposes which amounted to $13,473 and $263 for the years ended October 31, 2000 and 1999 respectively. The estimated useful lives of the machinery and equipment assets for financial statement purposes are five years. The estimated useful lives of molds for financial statement purposes are three years. For income tax purposes, recovery of capital costs for machinery and equipment and molds are made using accelerated methods over the asset's class life. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Amortization

The capitalized cost reduction on the auto lease is being amortized over the life of the lease (24 months). Total amortization for the years ended October 31, 2000 and 1999 was $632 and $948, respectively.

Research and Development

The only research and development costs incurred relate to patent and licensing costs which are being amortized over their remaining useful lives of 20 years on a straight line basis beginning on the patent application dates. Total amortization for the years ended October 31, 2000 and 1999 was $1,685 and $1,610, respectively.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment provided that the resulting receivable is deemed probable of collection.

Income Taxes

In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109"), deferred taxes are recognized for depreciation differences between book and tax methods and for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized.

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

NOTE 3 - MARKETABLE SECURITIES

Cost and fair value of the Company's investments in Held-to-maturity debt securities are as follows:

                                                 October 31,
                                              2000          1999
                                        -------------- --------------
      Amortized Cost                    $     400,000  $     900,000
      Gross Unrealized Gains/Losses                 -              -
                                        -------------- --------------
      Fair Value                        $     400,000  $     900,000
                                        ============== ==============

The debt securities held at October 31, 2000 are due November 30, 2000, have a fixed interest rate of 6.49% per annum and are unsecured. The debt securities held at October 31, 1999 were due between November 24, 1999 to November 26, 1999, had a fixed interest rate of 5.26% and 5.29% per annum and are unsecured.

The amortized costs and fair values of debt securities Held-to-maturity at October 31, 2000 and 1999 by expected maturity are all due in one year or less.

NOTE 4 - INVENTORY

Inventory consists of purchased finished goods which totaled $238,808 and $28,975 at October 31, 2000 and October 31, 1999 (Restated), respectively.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 5 - LINES OF CREDIT

On October 10, 1997, the Company obtained a $150,000 revolving line of credit under which the bank has agreed to make loans at 3% above the prime interest rate. The line expired on October 10, 2000 but was renewed until October 10, 2001 and may be used to support and finance the Company's commercial foreign letters of credit. As of October 31, 2000 and October 31, 1999, there were $0 outstanding on this line of credit.

At October 31, 2000 and 1999, the Company had a $0 open letters of credit.

Also on October 10, 1997, the Company obtained a $50,000 working capital line of credit under which the bank has agreed to make loans at 2% above the prime interest rate. The line expired on August 30, 2000, but was renewed until August 30, 2001. As of October 31, 2000 and October 31, 1999, there were no amounts outstanding on this line of credit, respectively.

Both lines of credit are secured by all of the Company's assets and personal guarantees of the Company's officers.

NOTE 6 - OPERATING LEASE COMMITMENTS

The Company leases certain office and warehouse space (90 days cancelable) and an automobile under operating leases.

The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2000.

         Year Ending October 31,
             2001                             $   6,697
             2002                                 6,697
             2003                                 2,789
                                              ---------
             Total minimum payments required  $  16,183
                                              =========

Rent expense for the years ended October 31, 2000 and 1999 (Restated) amounted to $27,347 and $27,713, respectively.

The office and warehouse lease contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expense.

NOTE 7 - EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents (warrants) have not been included in this computation as of October 31, 1999 since the effect would be anti-dilutive. At October 31, 2000, the following amounts were used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for October 31, 2000 reflect of the common stock equivalents (warrants) if exercised:

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 7 - EARNINGS (LOSS) PER COMMON SHARE, Continued

                                              Year Ended October 31,
                                            ---------------------------
                                               2000          1999
                                            ------------- -------------
                                                           (Restated)
Weighted average number of common shares
  used in basic EPS                           10,679,013     9,159,238
Effect of Dilutive Securities:
  Warrants                                     1,400,000             -
                                            ------------- -------------
Weighted average number of common shares
 and dilutive potential common stock used
 in EPS - assuming dilution                   12,079,013     9,159,238
                                            ============= =============

NOTE 8 - WARRANTS/DEFERRED CONSULTING FEES/CONSULTANT SERVICES TO BE PROVIDED

Pursuant to a one year consulting agreement beginning on March 2, 1998 for public relations services, the Company issued common stock purchase warrants as follows:
                         Exercise
                         Price        Exercise Term
                No. of   Per      ---------------------------
Date of Grant   Shares   Share    Start         Expiration     Vesting Rights
--------------  -------- -------- ------------- ------------- --------------
March 2, 1998    50,000  $ 3.00   March 2, 1998 March 2, 2001  Upon Issue
March 2, 1998    50,000    3.50   March 2, 1998 March 2, 2001  Upon Issue
March 2, 1998    50,000    4.00   March 2, 1998 March 2, 2001  Upon Issue
March 2, 1998    50,000    5.00   March 2, 1998 March 2, 2001  Upon Issue

Pursuant to another one year consulting agreement on June 1, 1999 for public relations services, the Company additionally issued the following warrants:

                         Exercise
                         Price        Exercise Term
                No. of   Per      ---------------------------
Date of Grant   Shares   Share    Start         Expiration    Vesting Rights
--------------  -------- -------- ------------- ------------- --------------
June 1, 1999     125,000 $  0.50  June 1, 1999  June 1, 2002  Upon Issue
June 1, 1999     125,000    0.75  June 1, 1999  June 1, 2002  Upon Issue
June 1, 1999     125,000    1.00  June 1, 1999  June 1, 2002  Upon Issue
June 1, 1999     125,000    1.25  June 1, 1999  June 1, 2002  Upon Issue

On October 1, 2000, the Company executed an additional 16 month agreement for public relations services to be provided that requires cash payments of $100,000 per month, totaling $1,200,000 beginning February 1, 2001. Moreover, 600,000 warrants have also been included as part of the agreement which entitles the holder to an exercise price of $5.00 per share, full vesting rights upon issuance and an expiration date of October 1, 2005. The Company has a four month trial period in which the entire agreement may be rendered null and void by the Company up to February 1, 2001 at which time, should the agreement continue in effect, straight-line amortization of the Deferred Consulting Fees and Consultant Services to be Provided will begin and extend over a twelve month period.

On October 18, 2000, the Company issued to a consultant 100,000 warrants for future services to be provided over a three year period. The exercise price is $3.00 per share, full vesting rights upon issuance and an expiration date of October 18, 2003.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 8 -WARRANTS/DEFERRED CONSULTING FEES/CONSULTANT SERVICES TO BE PROVIDED. Continued

Consultant expense of $20,883 and $26,625 for the years ended October 31, 2000 and 1999, respectively, has been recorded in accordance with FASB Statement No. 123 as a part of selling, general and administrative expenses. The fair value of each warrant issued is estimated on the grant date using the black scholes pricing model with the following weighted-average assumptions used for grants for the years ended October 31, 2000 and 1999; dividend yield of 0%, risk-free interest of 5%, and expected lives of 3-5 years for the warrants. Warrants issued for consultant services to be provided have been valued at $2,041,000 and $23,500 at October 31, 2000 and 1999, respectively, and are reflected as contra equity accounts on the balance sheets.

At October 31, 2000 and 1999, there were 1,400,000 and 700,000 shares eligible for exercise, respectively, at prices ranging from $.50 to $5.00 per share. The weighted average remaining contractual life of the warrants is one year,3 months and 2 years, respectively, for the years ended October 31, 2000 and 1999. The weighted average exercise price of the warrants is $3.22 and $1.73, respectively, for the years ended October 31, 2000 and 1999.

NOTE 9 - MAJOR CUSTOMERS

For the years ended October 31, 2000 and 1999 (Restated), the Company had six major customers, sales to which represented approximately 78% ($6,323,926) and 61% ($2,909,814), respectively, of the Company's revenues. The Company had accounts receivable balances due from these customers of $633,686 and $345,753 at October 31, 2000 and October 31, 1999 (Restated), respectively. The loss of these customers would have a materially adverse effect on the Company.

The following indicates the revenues from each of the major customers:

                                                  Year Ended October 31,
                                              ----------------------------
                                                 2000           1999
                                              -------------- -------------
                                                              (Restated)

   Major Customer #1                          $     402,109  $    341,492
   Major Customer #2                                279,887       307,608
   Major Customer #3                              2,287,981       297,906
   Major Customer #4                              1,060,199       620,453
   Major Customer #5                              1,058,089       619,218
   Major Customer #6                              1,235,661       723,137
                                              -------------- -------------
   Total                                      $   6,323,926  $  2,909,814
                                              ============== =============
NOTE 10 - RELATED PARTY TRANSACTIONS

Accounting services of $23,302 and $5,635 for years ended October 31, 2000 and 1999, respectively, were provided by a firm of which certain individuals in that firm are shareholders/directors of the Company.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Accounts Receivable, Accounts Payable and Lines of Credit

The carrying amount approximates fair value because of the short maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 12 - INCOME TAXES

The income tax provision (benefit) is comprised of the following:

                                           Federal      State      Total
                                         ------------ ----------- ------------
Year Ended October 31, 2000
  Current                                $    37,001  $    8,539  $    45,540
  Deferred                                    13,913       3,211       17,124
                                         ------------ ----------- ------------
                                         $    50,914  $   11,750  $    62,664
                                         ============ =========== ============
Year Ended October 31, 1999
  Current                                $         -  $      300  $       300
  Deferred                                         -           -            -
                                         ------------ ----------- ------------
                                         $         -  $      300  $       300
                                         ============ =========== ============

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate entirely to net operating loss carryforwards for both Federal and State income tax purposes in 1999 and depreciation differences in 2000.

The differences between income tax provision (benefit) in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:


                                                       October 31,
                                              ----------------------------
                                                    2000         1999
                                              ------------- --------------
      Federal statutory rate                           39%              -
      State tax rate                                    9%              -
      Depreciation                                    (27%)             -
      Benefit from net operating loss
       carryforwards                                    -             (15)%
      Valuation allowance                               -              15 %
                                              ------------- ---------------
      Effective tax rate                               21%              -
                                              ============= ===============

The Company's total deferred tax (attributable to depreciation differences in 2000 and net operating loss carry forwards in 1999) and valuation allowance at October 31, 2000 is as follows:

                                                      October 31,
                                              ---------------------------
                                                   2000           1999
                                              ------------- -------------
    Deferred tax asset                        $          -  $     15,000
    Deferred tax liability                         (17,124)            -
    Less valuation allowance                             -       (15,000)
                                              ------------- -------------
       Net deferred tax asset (liability)     $    (17,124) $          -
                                              ============= =============

The change in the valuation allowance amounted to $15,000 and $12,000 for the years ended October 31, 2000 and 1999, respectively.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 13 - SUBSEQUENT EVENTS

On November 16, 2000, the Company entered into a joint venture agreement with a South Korean company whereby Medi-Hut shall contribute $1,000,000 for a 44% interest in the anticipated entity. The joint venture formation is subject to approval by the South Korean government. The new entity will provide a facility for production of the Company's patented safety syringe and allow for better control over the manufacturing and distribution process.

On November 30,2000, the Company entered into an agreement to issue and sell 475,000 units to an investor in accordance with the provisions of Section 4(2) and Regulation D of the Securities Act of 1933. Each unit will have a price of $4.20 and shall be comprised of one share of the Company's common stock and one warrant to purchase a share of common stock in the Company which shall be exercisable beginning on the closing date of the transaction and extend over a five year period thereafter and shall grant to the investor or holder the right to purchase one additional share of the Company's common stock at a price of $5.25 per share. If this transaction had occurred prior to the October 31, 2000 balance sheet date, the weighted average of common shares outstanding for purposes of calculating earnings per share-assuming dilution would have increased by 950,000 common shares to 13,029,013 resulting in no change to the presently calculated $.02 earnings per share-assuming dilution.

On December 18, 2000, 100,000 warrants were exercised by a warrant holder totaling $300,000 of proceeds to the Company and the issuance of 100,000 shares of common stock.

                          Rosenberg Rich
                           Baker Berman
                            & Company
                  A Professional Association of
                   Certified Public Accountants
   380 Foothill Road * PO Box 6483 * Bridgewater NJ 08807-0483
   908-231-1000 * Fax: 908-231-6894 * E-mail: rrbb@net-lynx.com


      Independent Auditors' Report on Additional Information

To the Board of Directors and Stockholders of Medi-Hut Company, Inc.

Our report on the basic financial statements of Medi-Hut Company, Inc. as of October 31, 2000 and 1999 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on the following page is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 20, 2000

                      Medi-Hut Company, Inc.
    Schedules of Selling, General and Administrative Expenses


                                                           Year Ended
                                                           October 31,
                                                   ---------------------------
                                                      2000           1999
                                                   ------------- -------------
                                                                   (Restated)

Officers' salaries                                 $    128,653  $    148,900
Sales salaries                                           37,800        15,500
Office and warehouse salaries                            24,900        13,500
Delivery expense                                            816         4,078
Advertising                                                 513         5,552
License and permits                                       4,345           397
General insurance                                        29,001        40,794
Payroll taxes                                            17,049        13,615
Rent                                                     27,347        27,713
Office supplies and expense                              40,541       117,713
Postage                                                     444           264
Accounting and legal                                     44,736        17,203
Consultant expense                                       20,883        26,625
Bank charges                                              2,605           366
Repairs and maintenance                                     294           101
Utilities                                                 1,974        13,010
Depreciation                                             13,473           263
Employee welfare                                         32,136        16,914
Amortization                                              2,317         2,558
Garbage removal                                             351           960
Auto expense                                             19,948        18,696
Bad debts                                                35,235             -
Travel and entertainment                                  5,001        84,660
Telephone                                                 4,806         4,581
Miscellaneous                                             3,667         7,383
                                                   ------------- -------------
                                                   $    498,835  $    581,346
                                                   ============= =============