Form 10QSB
period 2001-01-31
MEDI HUT CO INC
filed 2001-03-19
CIK 1093285

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For Quarter Ended: January 31, 2001

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

     As of March 7, 2000, Medi-Hut had a total of 12,108,800 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................3

Item 2:  Management's Discussion and Analysis..............................12

                          PART II: OTHER INFORMATION

Item 2:  Changes in Securities ............................................14

Item 5:  Other Information.................................................15

Item 6:  Exhibits and Reports filed on Form 8-K ...........................15

Signatures.................................................................17

                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to Medi-Hut's statements of operations for the three months ended January 31, 2001 and 2000 is unaudited. This financial information, in the opinion of Medi-Hut's management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended January 31, 2001 and 2000 are not necessarily indicative of results to be expected for any subsequent period.

                              Medi-Hut Co., Inc.
                       Condensed Interim Balance Sheet
                               January 31, 2001



                                                          January 31, 2001
                                                          ----------------

 ASSETS

 CURRENT ASSETS
    Checking account                                      $        54,227
    Money market account                                          656,769
    Investment - Commercial Paper                                 300,000
    Accounts Receivable                                           523,475
    Accrued Interest Receivable                                     1,541
    Deferred Insurance                                             81,324
    Deferred Consulting Services                                1,298,403
    Merchandise Inventory                                         214,054
                                                          ----------------

 TOTAL CURRENT ASSETS                                           3,129,793
                                                          ----------------

 PROPERTY AND EQUIPMENT, NET OF                                   133,333
    ACCUMULATED DEPRECIATION

 OTHER ASSETS
    Joint Venture Investment at Equity                          1,000,000
    Patent, Net of Amortization                                    37,156
    Deposits on Equipment                                         233,267
                                                          ----------------

 TOTAL OTHER ASSETS                                             1,270,423
                                                          ----------------

 TOTAL ASSETS                                             $     4,533,549
                                                          ================




       See Notes to Consolidated Condensed Interim Financial Statements

                                **Unaudited**

                              Medi-Hut Co., Inc.
                       Condensed Interim Balance Sheet
                               January 31, 2001



                                                          January 31, 2001
                                                          ----------------
 LIABILITIES AND EQUITY

 CURRENT LIABILITIES
    Accounts Payable                                      $       455,710
    Payroll Taxes Payable                                           2,716
    Accrued Expenses                                               51,137
    Accrued Income Taxes Payable                                   40,477
    Deferred Income Taxes Payable                                  24,059
    Deferred Consulting Payable                                 1,200,000
    Due to Joint Venture Investment                               500,000
    Notes Payable                                                 200,000
                                                          ----------------

 TOTAL CURRENT LIABILITIES                                      2,474,099

 EQUITY
    Capital Stock                                                  11,634
    Additional paid in capital                                  6,417,449
    Subscriptions Receivable from Exercised Warrants           (1,212,500)
    Consultant Services to be Provided                         (1,932,000)
    Deferred Charges                                              (57,506)
    Retained (Deficit)/Earnings                                (1,167,627)
                                                          ----------------


 TOTAL EQUITY                                                   2,059,450
                                                          ----------------

 TOTAL LIABILITIES AND EQUITY                             $     4,533,549
                                                          ================




       See Notes to Consolidated Condensed Interim Financial Statements

                                **Unaudited**

                              Medi-Hut Co., Inc.
                      Condensed Interim Income Statement
         For the Quarters Ended January 31, 2001 and January 31, 2000


                                                                 RESTATED
                                            November 1, 2000  November 1, 1999
                                                     to             to
                                            January 31, 2001  January 31, 2000
                                            ----------------  ----------------
 SALES
    Sales                                   $     2,205,146   $     1,156,799
    Sales discounts                                  (5,666)           (1,847)
                                            ----------------  ----------------
 Total SALES                                      2,199,480         1,154,952

 COST OF SALES
    BEGINNING INVENTORY                             238,808            28,500
    Purchases                                     1,917,199         1,164,673
    Purchases discounts                                   0               (53)
    Freight In                                            0             2,125
    Ending Inventory                               (214,054)         (131,515)
    Freight out                                      12,076               655
                                            ----------------  ----------------
 Total COST OF SALES                              1,954,029         1,064,385
                                            ----------------  ----------------

 Total GROSS PROFIT                                 245,451            90,567

 GENERAL & ADMINISTRATIVE                           140,796           123,522
                                            ----------------  ----------------

 Total NET OPERATING INCOME (LOSS)                  104,655           (32,955)

 OTHER (INCOME) AND EXPENSES
    Interest Income                                 (16,348)          (13,577)
    Interest Expense                                    600                 0
    Depreciation Expense                             13,934                 0
    Amort of Patent Expenses                            149               640
                                            ----------------  ----------------
 Total OTHER (INCOME) AND EXPENSES                   (1,665)          (12,937)
                                            ----------------  ----------------

 NET INCOME (LOSS) BEFORE TAX                       106,320           (20,018)

 INCOME TAXES
    Provision for Income Taxes                       29,724               857
                                            ----------------  ----------------
 INCOME TAXES                                        29,724               857
                                            ----------------  ----------------

 NET INCOME (LOSS)                          $        76,596   $       (20,875)
                                            ================  ================

INCOME /(LOSS) PER COMMON SHARE                       0.007            (0.002)
                                            ================  ================

INCOME /(LOSS) PER COMMON SHARE
    ASSUMING DILUTION                                 0.007
                                            ================


       See Notes to Consolidated Condensed Interim Financial Statements

                                **Unaudited**

                              Medi-Hut Co.,Inc.
                    Condensed Interim Cash Flow Statements
        For the Three Months Ended January 31, 2001 & January 31, 2000

                                                                RESTATED
                                                  Three Months  Three Months
                                                  Ended         Ended
                                                  January 31,   January 31,
                                                  2001          2000
                                                  ------------- -------------
Description
-----------
Net Cash Provided (Used) by Operating Activities       344,886      (106,219)

Cash Flows from Investing Activities -

Investment in Joint Venture                           (500,000)            0
Deposits on equipment                                  (50,000)      (15,000)
Purchase of equipment                                   (4,133)            0
                                                  ------------- -------------

Net Cash (Used) by Investing Activities               (554,133)      (15,000)


Cash Flows from Financing Activities -

Issuance of stock in exchange for
  insurance coverage                                    18,000             0
Exercise of stock warrants                             300,000             0
Redemption of marketable securities                    100,000             0
                                                  ------------- -------------

Net Cash Provided by Financing Activities              418,000             0


Net Increase (Decrease) in Cash                        208,753      (121,219)

Cash at Beginning of Period                            502,243       374,518
                                                  ------------- -------------

Cash at End of Period                             $    710,996  $    253,299
                                                  ============= =============


Schedule of Non-Cash Financing and Investing Activities

    The 1/31/01 Balance Sheet of Medi-Hut Co., Inc. presents two non-cash items at 1/31/01; 1) a $500,000 existing commitment to the Joint Venture Investment and 2) a receivable of $1,212,500 set up for stock warrants exercised on 1/31/01.

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements
                          January 31, 2001 and 2000

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

Acquisition of Vallar Consulting Group and Restatement
-------------------------------------------------------

       On April 4, 2000, the Company acquired Vallar Consulting Group in a business combination accounted for as a pooling of interests. Vallar Consulting Group, which engages in the sales of medical supplies, became a wholly owned subsidiary of the Company through the exchange of 350,000 restricted shares of the Company's common stock for all of the outstanding stock of Vallar Consulting Group. The accompanying financial statements for January 31, 2000 and 2001 are based on the assumption that the companies were combined for the three months ended January 31, 2000 and 2001 and financial statements of prior years have been restated to give effect to the combination.

       Following is a reconciliation of the amounts of net sales and net income previously reported for the 3-month period ending January 31, 2000 with restated amounts:

                                                 November 1, 1999
                                                         to
                                                 January 31, 2000
                                                 ----------------
            Net sales

               As previously reported            $       367,702
               Vallar Consulting Group                   787,250
                                                 ----------------

            As restated                          $     1,154,952
                                                 ================





                                **UNAUDITED**

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements
                          January 31, 2001 and 2000

Acquisition of Vallar Consulting Group and Restatement, Continued
-------------------------------------------------------


                                                 November 1, 1999
                                                         to
                                                 January 31, 2000
                                                 -----------------
            Net Income / (Loss)

              As previously reported             $       ( 3,531)
              Vallar Consulting Group                    (17,344)
                                                 -----------------

            As Restated                          $      ( 20,875)
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


BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ended October 31, 2001 and 2000, respectively.


                                **UNAUDITED**

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements
                          January 31, 2001 and 2000


REGISTRATION OF ADDITIONAL SECURITIES

       On January 29, 2001 the Company registered an additional 2,250,000 shares of common stock with The Securities and Exchange Commission for the purpose of raising additional working capital.


NOTES PAYABLE

     On January 31, 2001 the Company received a bank commitment on a $750,000 revolving line of credit under which the bank has agreed to make loans at % above the prime interest rate. The note is secured by the Company's business assets. As of January 31, 2001 there was $ 0 outstanding on the line.

     On December 27, 2000 the company received a sum of $200,000 in exchange for a Promissory Note from an independent lender. The note is payable in full on March 25, 2001 and bears an interest rate equal to 10% per annum. The note is secured by the Company's business assets. This note was paid in full on February 27, 2001, and all interest charges were subsequently forgiven by the lender.


INVESTMENTS

     The Company had investments in Held-to maturity debt securities on January 31, 2001 and 2000 in the amount of $300,000 and $700,000 respectively. The securities had 30 day terms and fixed interest rates of 6.37% and 5.40% per annum and are unsecured.

      On November 16, 2000 the Company entered into a joint venture agreement with a South Korean company whereby Medi-Hut shall contribute $1,000,000 for a 44% interest in the entity. The Korean Government approved the registration of the new entity on February 15, 2001. The entity will provide a facility for the production of the Company's patented safety syringe and allow for better control over the manufacturing and distribution process. As of January 31, 2001 the Company had a liability of $500,000 to the entity.


EXERCISED WARRANTS

      On December 18, 2000, 100,000 warrants were exercised by a warrant holder totaling $300,000 of proceeds to the Company and the issuance of 100,000 shares of common stock. On January 31, 2001, 700,000 warrants were exercised by two different warrant holders totaling $1,212,500 of proceeds to the Company and the issuance of 700,000 shares of common stock. As of January 31, 2001 the proceeds from the warrants exercised on January 31 were in transit and not yet received by the Company.

                                **UNAUDITED**

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements
                          January 31, 2001 and 2000


ISSUANCE OF STOCK

     On January 5, 2001 the Company issued 4,000 shares of common stock valued at $18,000 to an insurance company in exchange for an insurance liability policy.


EARNINGS (LOSS) PER COMMON SHARE

     Earnings (loss) per common share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income (loss) by the weighted average number of
shares of common stock outstanding during the period.    At January 31, 2001
and 2000, the following amounts were used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations reflects of the common stock equivalents (warrants) if exercised:

                                              Qtr Ended      Qtr Ended
                                              1/31/01        1/31/00
                                              -------------- -------------
   Weighted average number of common
    Shares used in basic EPS                     10,886,322    10,472,800

  Effect of Dilutive Securities:
          Warrants                                  401,418       360,738
                                              -------------- -------------
   Weighted average number of common
    Shares and dilutive potential
    Common stock used in diluted EPS             11,287,740    10,833,538
                                              ============== =============


SUBSEQUENT EVENTS

     On March 5, 2001 the Company announced it's signing of a letter of intent to enter into an Agreement and Plan of Reorganization with a competing sales and marketing organization. The Company will enter into the agreement through a stock-for-stock exchange.

     On February 1, 2001, 475,000 warrants were exercised by a warrant holder totaling $1,995,000 of proceeds to the Company and the issuance of 475,000 shares of common stock.


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


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

       Medi-Hut wholesales name brand drugs, medical products, our "Elite" brand medical products and our "Tru-Choice" over-the-counter drugs. These products are provided to us by various suppliers. We also manufacture and market our Elite Safety Syringe. The following discussion and analysis should be read in conjunction with our financial statements and notes which are attached to this report. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Our fiscal year ends on October 31st and the following discussions are based on the consolidated financial statements of Medi-Hut and Vallar for the 2000 fiscal year.

Acquisition Treatment

      In April 2000, in an arm's length transaction, Medi-Hut acquired Vallar Consulting, a privately held New York corporation, in the business of selling over-the-counter and name brand pharmaceuticals to distributors and wholesalers nationwide. Pursuant to the agreement, dated January 10, 2000, we issued 350,000 common shares valued at $1,340,500 to Lawrence Marasco, the sole owner of Vallar. The acquisition was treated as a pooling of interests for accounting purposes and Vallar became our wholly-owned subsidiary. Subsequently, Vallar was dissolved and all assets, liabilities and equity were recorded on our books and our financial statements have been restated to reflect these allocations.

Results of Operations

      Three Months Ended January 31, 2001 Compared to Three Months Ended January 31, 2000

      The following table summarizes the results of our operations for the three months ended January 31, 2001 and 2000, our first fiscal quarter.

                                             Three Months Ended January 31,
                                                   2001          2000
                                             --------------- --------------

Total Sales                                  $     2,199,480 $   1,154,952
Total Cost of Sales                                1,954,029     1,064,385
                                             --------------- --------------
Gross Profit                                         245,451        90,567

General & Administrative Expenses                    140,796       123,522
                                             --------------- --------------

Net Operating Income (Loss)                          104,655       (32,955)

Total Other (Income) and Expenses                     (1,665)      (12,937)

Income Taxes                                          29,724           857

Net Income (Loss)                             $       76,596  $    (20,875)


     Total sales increased $1,044,528 for the first quarter of 2001 compared to the first quarter of 2000. This increase in sales was primarily the result of sales of name brand pharmaceuticals and the addition of our Elite Safety Syringe to our product line.

     Total cost of sales decreased from 92.2% of total sales for the first quarter of 2000 compared to 88.8% of total sales for the first quarter of 2001. The total costs of sales are reflective of the smaller profit margin of the name brand pharmaceuticals product line. While our gross profit increased by $154,884 from the first quarter of 2000 compared to the first quarter of 2001, gross profits as a percentage of total sales were 7.8 % of sales in the first quarter of 2000 compared to 11.2 % of sales in the first quarter of 2000.

     General and administrative expenses increased $17,274 from the first quarter of 2000 compared to the first quarter of 2001. Such expenses were 10.7% of sales for the first quarter of 2000 compared to 6.4% of total sales for the first quarter of 2001. Accordingly, we recorded a net operating income in the 2001 first quarter compared to a net operating loss for the comparable 2000 period.

     We recorded total other income of $1,665 for the first quarter of 2001 compared to total other income of $12,937 for the first quarter of 2000. The reduction in total other income for the 2001 first quarter compared to the first quarter of 2000 was due primarily to depreciation expense from the new molds we placed into service. In addition, income taxes increased in the first quarter of 2001 as a result of our net income for the 2001 first quarter compared to a net loss for the comparable 2000 period.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues and equity transactions. As of the end of the first quarter of 2001 we had $710,996 in cash and working capital of $655,694. We had total current assets of $3,129,793 with total current liabilities of $2,474,099.

     Net cash provided by our operating activities was $344,886 for the 2001 first quarter, compared to $106,219 net cash used by operating activities for the comparable period. Net cash used by investing activities was $554,133 for the 2001 first quarter compared to $15,000 net cash used by investing activities for the same period in 2000. $500,000 of this amount is related to our investment of capital funding in Medi-Hut International (Mfg.) Co., Ltd. under our joint venture agreement with COA Industrial.

     Net cash provided by financing activities was $418,000 for the 2001 first quarter and was primarily related to $300,000 in proceeds from the exercise of 100,000 warrants. The warrants were granted under various agreements and the underlying common shares were registered under the Securities Act of 1933 on January 29, 2001. An additional 700,000 warrants were exercised on January
31, 2001 and we anticipate receipt of $1,212,500 in proceeds.   950,000
warrants remain outstanding and if all of the remaining warrants are exercised we could receive up to $4,488,750. In addition, $100,000 of net cash provided by financing activities was provided by the redemption of marketable debt securities during the first quarter 2001. As of January 31, 2001 we held debt securities in the amount of $300,000 with a fixed interest rate of 6.37% per annum and they are unsecured. In December 2000 we received a loan of $200,000 which we used for working capital and were able to pay off in full by February 2001.

     As of October 31, 2000, our principal commitments consisted of office and warehouse space and an automobile lease. Monthly rental payments are approximately $2,025 per month with total future minimum rental payments of $16,183 through the fiscal year 2003.

     Financing. We have a $750,000 revolving line of credit which expires January 31, 2002. PNC Bank, N.A. makes loans to us at % above the prime interest rate for the revolving line of credit. This line of credit is secured by all the assets of Medi-Hut. As of the fiscal year ended 2000 and the first quarter ended January 31, 2001 there were no amounts outstanding on the line of credit.

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite Safety Syringe. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We are currently seeking an underwriter for the bonds. We anticipate that we will rely on manufacturing facilities located in Korea to produce our Elite Safety Syringe.

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


                          PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us without registration during the quarter ended January 31, 2001 and as of a recent date.

     On November 30, 2000 we agreed to sell, in a private placement, 475,000 units for $1,995,000 to Mid-West First Financial, Inc., an accredited investor. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. We relied on an exemption from registration under the Securities Act of 1933 provided by Section 4(2) as a private transaction not involving a public distribution. Mid-West First Financial was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed it possessed sufficient sophistication to evaluate the information provided.

     On January 5, 2001 we issued 4,000 common shares valued at $18,000 to Don Mayer, President of Universal Business Insurance in consideration for directors and officers liability insurance provided to us. We relied on an exemption from registration under the Securities Act of 1933 provided by
Section 4(2) as a private transaction not involving a public distribution.
Mr. Mayer was provided the same kind of information as would be available in a registration statement regarding Medi-Hut and Medi-Hut reasonably believed he possessed sufficient sophistication to evaluate the information provided.

(d) Use of Proceeds

     Our registration statement on Form SB-2, file No. 333-53718, was declared effective January 29, 2001. We have issued 804,000 of the 2,250,000 Medi-Hut common shares registered under this registration statement, however, we will not receive proceeds from the sale of the registered shares. These shares will be sold from time to time and at the total discretion of the selling stockholders. We have received proceeds of $1,512,500 from the exercise of warrants to purchase 800,000 of the registered shares. We have used these proceeds for business development.


ITEM 5: OTHER INFORMATION

     Management is currently conducting due diligence related to our potential agreement and plan of reorganization with WJL Enterprises, Inc. WJL Enterprises formerly conducted business under the name of Jomar Marketing and has represented to management that it recorded $12 million in sales for fiscal year 2000. Terms of the stock-for-stock exchange are currently being negotiated and management hopes to finalize the agreement within the next 90 days.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)     Part II Exhibits
        ----------------

Exhibit
Number      Description
--------    -------------

2.1 Agreement and Plan of Reorganization between Medi-Hut and Vallar Consulting, dated January 10, 2000. (Incorporated by reference to Medi-Hut's 10-KSB, as amended, filed January 26, 2000)

3.1 Articles of Incorporation of Medi-Hut (Incorporated by reference to exhibit 3.1 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

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

3.4 Bylaws of Medi-Hut (Incorporated by reference to exhibit 3.4 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999.)

10.1 Promissory Note and Agreement between Medi-Hut and PNC Bank, N.A., dated February 26, 2001.
________________________

(b)  Reports on Form 8-K.
     --------------------

          On February 5, 2001 we filed an 8-K under Item 5 regarding our registration statement on Form SB-2 being declared effective on January 29, 2001.

          On February 16, 2001 we filed an 8-K under Item 5 regarding the Korean governmental approval and registration of Medi-Hut International (Mfg.) Co., Ltd.

          On March 6, 2001 we filed an 8-K under Item 5 regarding the signing of a letter of intent to enter into an Agreement and Plan of Reorganization with WJL Enterprises, Inc. No financial statements were filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Medi-Hut Co., Inc.


        3-15-01                      /s/ Joseph Sanpietro Pres
Date: ________________        By: ______________________________________
                                  Joseph Sanpietro, President and Director


        3-15-01                    /s/ Vincent Sanpietro Sec
Date: _______________         By: _______________________________________
                                  Vincent Sanpietro, Secretary and Director


        3-15-01                    /s/ Robert Russo, Treasurer & Director
Date: _______________         By: _______________________________________
                                  Robert Russo, Treasurer and Director