Form 10QSB
period 2001-04-30
MEDI HUT CO INC
filed 2001-06-04
CIK 1093285

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
                            of 1934

               For Quarter Ended: April 30, 2001

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

     As of May 31, 2001, Medi-Hut had a total of 12,708,800 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements. . . . . . . . . . . . . . . . . .3

Item 2:  Management's Discussion and Analysis. . . . . . . . . 14

                    PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds  . . . . . . 16

Item 4: Submission of Matters to a Vote of Security Holders. . 17

Item 6:  Exhibits and Reports filed on Form 8-K  . . . . . . . 17

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 19

                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

    The financial information set forth below with respect to Medi-Hut's statements of operations for the six months ended April 30, 2001 and 2000 is unaudited. This financial information, in the opinion of Medi-Hut's management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six months ended April 30, 2001 are not necessarily indicative of results to be expected for any subsequent period.

                        Medi-Hut Co., Inc.
                          Balance Sheet
                          April 30, 2001
                                                     April 30, 2001
ASSETS

CURRENT ASSETS
  Checking account                                   $ 1,398,787
  Money Market account                                     3,683
  Investment-Commercial Paper                          2,250,000
  Accounts Receivable                                  1,619,360
  Accrued Interest Receivable                             14,863
  Deferred Insurance                                      58,255
  Deferred Consulting Services                            89,319
  Merchandise Inventory                                  191,011

TOTAL CURRENT ASSETS                                   5,625,278

PROPERTY AND EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION                               409,711

OTHER ASSETS
  Joint Venture Investment at Equity                   1,000,000
  Patent, Net of Amortization                             36,603

TOTAL OTHER ASSETS                                     1,036,603

TOTAL ASSETS                                          $7,071,592

            See Notes to Interim Financial Statements
                          **Unaudited**

                        Medi-Hut Co., Inc.
                          Balance Sheet
                          April 30, 2001
                                                        April 30, 2001
LIABILITIES AND EQUITY

CURRENT LIABILTIES
  Accounts Payable                                    $1,262,931
  Payroll Taxes Payable                                    3,175
  Accrued Expenses                                        29,222
  Accrued Income Taxes Payable                            98,404
  Deferred Income Taxes Payable                           36,018
  Due to Joint Venture Investment                        250,000

TOTAL CURRENT LIABILITIES                              1,679,750

EQUITY
  Capital Stock                                           12,109
  Additional Paid in capital                           8,585,974
  Consultant services to be Provided                  (2,106,000)
  Deferred Charges                                       (57,506)
  Retained (Deficit)/Earnings                         (1,042,735)

TOTAL EQUITY                                           5,391,842

TOTAL LIABILITIES AND EQUITY                          $7,071,592

            See Notes to Interim Financial Statements
                          **Unaudited**

                        Medi-Hut Co., Inc.
                         Income Statement
For the Quarters and Six Months Ended April 30, 2001 and April 30, 2000
                                       RESTATED                  RESTATED
                           February 1, February 1, November 1, November 1,
                           2001, to    2000 to      2000 to    1999 to
                           April 30,   April 30,   April 30,   April 30,
                            2001        2000        2001        2000
SALES
  Sales                  $ 2,315,528  $ 2,340,224  $4,520,674  $ 3,497,023
  Sales discounts             (1,022)        (126)     (6,688)      (1,973)
Total SALES                2,314,506    3,340,098   4,513,986    3,495,050

COST OF SALES
  BEGINNING INVENTORY        214,054      131,515     238,808       28,500
  Purchases                1,885,757    2,133,778   3,802,956    3,298,451
  Purchases discounts              0          (10)          0          (63)
  Freight In                       0           42           0        2,167
  Ending Inventory          (191,012)    (175,362)   (191,012)    (175,362)
  Freight Out                 21,082        2,869      33,158        3,524
Total COST OF SALES        1,929,881    2,092,832   3,883,910    3,157,217

Total GROSS PROFIT           384,625      247,266     630,076      337,833

GENERAL & ADMINISTRATIVE     171,832      155,053     312,628      278,575

Total NET OPERATING INCOME
(LOSS)                       212,793       92,213     317,448       59,258

OTHER (INCOME) AND EXPENSES
  Interest Income            (31,420)     (15,279)    (47,768)     (28,856)
  Interest Expense               861            0       1,461            0
  Depreciation Expense        16,319           74      30,253           74
  Amort of Patent Expenses       552          640         701        1,280
Total OTHER (INCOME) AND
EXPENSES                     (13,688)     (14,565)    (15,353)     (27,502)

NET INCOME (LOSS) BEFORE
TAX                          226,481      106,778     332,801       86,760

INCOME TAXES
  Provision for Income Taxes 101,589        3,924     131,313        4,781
INCOME TAXES                 101,589        3,924     131,313        4,781

NET INCOME (LOSS)           $124,892     $102,854    $201,488      $81,979

INCOME/(LOSS) PER COMMON
SHARE                          0.010        0.010       0.018        0.008

INCOME/(LOSS) PER COMMON
SHARE ASSUMING DILUTION        0.010                    0.017

WEIGHTED AVERAGE OF
COMMON SHARES OUTSTANDING 12,103,463   10,476,418  11,484,578   10,474,589

(AS DILUTED)              12,254,631               11,635,746

            See Notes to Interim Financial Statements
                          **Unaudited**

                        Medi-Hut Co., Inc.
                  Condensed Cash Flow Statements
    For the Six Months Ended April 30, 2001 and April 30, 2000
                                        Six Months           Six Months
                                   Ended April 30, 2001  Ended April 30, 2000
Description
Net Cash Provided by Operating
Activities                                  88,289              104,024

Cash Flows from Investing Activities-

Investment in Joint Venture               (750,000)
Purchase of marketable securities       (1,850,000)
Purchase of Equipment                     (113,562)             (16,808)

Net Cash (Used) by Investing Activities (2,713,562)             (16,808)

Cash Flows from Financing Actitivies-

Issuance of stock in exchange for
insurance coverage                          18,000
Exercise of Stock warrants               1,512,500
Redemption of marketable securities                             200,000
Sale of Stock                            1,995,000               34,793

Net Cash Provided by Financing
Activities                               3,525,500              234,793


Net Increase (Decrease) in Cash            900,227              322,009

Cash at Beginning of Period                502,243              384,733

Cash at End of Period                   $1,402,470             $706,742


SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

The Balance Sheet of Medi-Hut Co., Inc. presents a non-cash item at 4/30/01, which is a $250,000 existing commitment to the Joint Venture Investment.

            See Notes to Interim Financial Statements
                          **Unaudited**

Medi-Hut Co., Inc.
Notes to the Interim Financial Statements
                        April 30, 2001

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2001 and April 30, 2000 are not necessarily indicative of the results that may be expected for the years ended October 31, 2001 and October 31, 2000 respectively.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Investments in Marketable Securities
     The Company invests in debt securities, which are classified at the date of purchase as held-to-maturity securities. Held-to-maturity securities are reported at amortized cost, as the Company has both the ability and intent to hold such securities until maturity.

Accounts Receivable
     No reserve for doubtful accounts has been established since management believes that all accounts receivable are collectible in full.

                          **UNAUDITED**

                       Medi-Hut Co., Inc.
           Notes to the Interim Financial Statements
                         April 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Inventory
     Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market. Market values represent the lower of replacement cost or estimated net realizable value.


Deferred Charges
     Deferred charges are comprised of costs incurred by the Company for seeking small business loan financing. These charges will be amortized over the loan period when and if such financing is obtained or expensed in full should such financing not be obtained. No amortization expense has been recognized during the three months ended April 30, 2001 and April, 30 2000.

Depreciation
     Machinery and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes, which amounted to $16,319 and $74 for the three months ended April 30, 2001 and April 30, 2000 respectively. The estimated useful lives of the machinery and equipment assets for financial statement purposes are five years. The estimated useful lives of molds for financial statement purposes are three years. For income tax purposes, recovery of capital costs for machinery and equipment and molds are made using accelerated methods over the asset's class life. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets are expensed as incurred.

Research and Development
     The only research and development costs incurred relate to patent and licensing costs which are being amortized over their remaining useful lives of 20 years on a straight line basis beginning on the patent application dates. Total amortization for the three months ended April 30, 2001 and April 30, 2000 were $552 and $640 respectively.

Revenue Recognition
     Revenue from product sales is recognized at the time of shipment provided that the resulting receivable is deemed probable of collection.

Income Taxes
     In accordance with the provisions of Financial Accounting Standards
Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109"), deferred taxes are recognized for depreciation differences between book and tax methods and for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realize.
                          **UNAUDITED**

                        Medi-Hut Co., Inc.
            Notes to the Interim Financial Statements
                         April 30, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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


NOTE 3 - CONCENTRATIONS OF CREDIT AND BUSINESS RISK

     The Company maintains cash balances in a financial institution.
Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $ 100,000 per account, of which the Company's accounts may, at times, exceed the federally insured limits.

     The Company provides credit in the normal course of business to customers located primarily in the northeastern portion of the U.S. The Company performs ongoing credit evaluations of its customers.

NOTE 4 - MARKETABLE SECURITIES

   The Company had investments in Held-to maturity debt securities on April 30, 2001 and April 30, 2000 in the amount of $2,250,000 and $700,000 respectively. The securities had terms ranging from 30 to 90 days and fixed interest rates ranging from 4.92% to 5.99% per annum and are unsecured.


NOTE 5 - INVENTORY

  Inventory consists of purchased finished goods, which totaled $191,011 and $175,362 at April 30, 2001 and April 30, 2000 respectively.
                          **UNAUDITED**

                       Medi-Hut Co., Inc.
           Notes to the Interim Financial Statements
                         April 30, 2001

NOTE 6   LINES OF CREDIT

  On January 31, 2001 the Company received a bank commitment on a $750,000
revolving line of credit under which the bank has agreed to make loans at   %
above the prime interest rate. The Company's business assets secure the note. As of April 30, 2001 and April 30, 2000 there were $ 0 outstanding on lines of credit.


NOTE 7 - EXERCISED WARRANTS

  On December 18, 2000, 100,000 warrants were exercised by a warrant holder totaling $300,000 of proceeds to the Company and the issuance of 100,000 shares of common stock. On January 31, 2001, 700,000 warrants were exercised by two different warrant holders totaling $1,212,500 of proceeds to the Company and the issuance of 700,000 shares of common stock.


NOTE 8 - REGISTRATION OF ADDITIONAL SECURITIES

  On January 29, 2001 the Company registered an additional 2,250,000 shares of common stock with The Securities and Exchange Commission for the purpose of raising additional working capital.


NOTE 9 - OPERATING LEASE COMMITMENTS

  The Company leases certain office and warehouse space (90 days cancelable) and an automobile under operating leases.

The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of April 30, 2001

       Year Ending October 31,
            2001                           $  3,907
            2002                              6,697
            2003                              2,789

                                         ------------
       Total minimum payments required      $13,393

Rent Expense for the three months ended April 30, 2001 and April 30, 2000 amounted to $7,408 and $6,484 respectively.

The office and warehouse lease contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expense.
                          **UNAUDITED**

                       Medi-Hut Co., Inc.
           Notes to the Interim Financial Statements
                         April 30, 2001

NOTE 11 - INVESTMENTS

  On November 16, 2000 the Company entered into a joint venture agreement with a South Korean company whereby Medi-Hut shall contribute $1,000,000 for a 44% interest in the entity. The Korean Government approved the registration of the new entity on February 15, 2001. The entity will provide a facility for the production of the Company's patented safety syringe and allow for better control over the manufacturing and distribution process. As of April 30, 2001 the Company had a liability of $250,000 to the entity.


NOTE 12 - ISSUANCE OF STOCK

  On January 5, 2001 the Company issued 4,000 shares of common stock valued at $18,000 to an insurance company in exchange for a Directors and Officer's liability policy.


NOTE 13   SALE OF STOCK

  On February 1, 2001 the Company sold 475,000 units to an investor in accordance with the provisions of Section4(2) and Regulation D of the Securities Act of 1933. Each unit had a price of $4.20 and was comprised of one share of the Company's common stock and one warrant to purchase a share of common stock in the Company, exercisable for a period of five years. The aforementioned warrants grant the investor or holder the right to purchase one additional share at a price of $5.25 per share.
                          **UNAUDITED**

                       Medi-Hut Co., Inc.
           Notes to the Interim Financial Statements
                        April 30, 2001

NOTE 14 - EARNINGS (LOSS) PER COMMON SHARE

  Earnings (loss) per common share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income (loss) by the weighted average number of
shares of common stock outstanding during the period.    At April 30, 2001,
the following amounts were used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations reflects of the common stock equivalents (warrants) if exercised:

                                  3 Months Ended   6 Months Ended
                                   4/30/01             4/30/01
  Weighted average number of common
     Shares used in basic EPS          12,103,463         11,484,578

  Effect of Dilutive Securities:
       Warrants                      151,168           151,168

  Weighted average number of common
     Shares and dilutive potential
     Common stock used in diluted EPS       12,254,631         11,635,746


NOTE 15   FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, Accounts Receivable, Accounts Payable and Lines of Credit
  The carrying amount approximates fair value because of the short maturities of these instruments.

Limitations
  Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimate.

                          **UNAUDITED**

                       Medi-Hut Co., Inc.
           Notes to the Interim Financial Statements
                        April 30, 2001

NOTE 16   WARRANTS/ CONSULTANT SERVICES TO BE PROVIDED

       On October 1, 2000 the Company executed an agreement for public relations services to be provided. The original terms of the agreement required cash payments of $100,000 per month, totaling $1,200,000 and 600,000 warrants entitling the holder to an exercise price of $5.00 per share. The requirements of the agreement were amended to provide no cash payments and the 600,000 warrants to be adjusted to an exercise price of $2.50 per share, The warrants have full vesting rights upon issuance and an expiration date of October 1, 2005

NOTE 17   PLANNED MERGER

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



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS

    Medi-Hut wholesales name brand drugs, medical products, our "Elite" brand medical products and our "Tru-Choice" over-the-counter drugs. These products are provided to us by various suppliers. We also manufacture and market our Elite Safety Syringe. The following discussion and analysis should be read in conjunction with the financial statements and notes included with this report. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Our fiscal year ends on October 31st.

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

Results of Operations

Six Months Ended April 30, 2001 Compared to Six Months Ended April 30, 2000

    The following table summarizes the results of our operations for the six months ended April 30, 2001 and 2000.

                      Three Months Ended April 30,  Six Months Ended April 30,
                      2001            2000          2001          2000
                                   (Restated)                  (Restated)
Total sales           $2,314,506     2,340,098    $4,513,986     $3,495,050
Total cost of sales    1,929,881     2,092,832     3,883,910      3,157,217
Gross profit             384,625       247,266       630,076        337,833

General &
administrative expenses  171,832       155,053       312,628        278,575
Net operating income     212,793        92,213       371,448         59,258

Total other (income)
and expenses             (13,688)      (14,565)      (15,353)       (27,502)

Income taxes             101,589         3,924       131,313          4,781

Net income            $  124,892    $  102,854    $  201,488     $   81,979

    Total sales were $2,314,506 for the second quarter of 2001 and $4,513,986 for the six month period ended April 30, 2001. The six month figure represents a $1,018,936 increase over the same period last year. The increase in sales was primarily the result of sales of name brand pharmaceuticals and our Elite Safety Syringe.

    Total cost of sales as a percentage of total sales decreased for the comparable quarter and the six month period. Such costs were 83.4% of total sales for the second quarter of 2001 compared to 89.4% of total sales for the second quarter of 2000, and were 86.0% for the 2001 six month period compared to 90.3% for the six month period of 2000. The improved costs of sales are reflective of the greater profit margin of The Elite Safety Syringe. As a result of reductions in costs of sales and increased revenues, our gross profit increased by $137,359 in the second quarter of 2001 compared to the second quarter of 2000, and increased $292,243 in the 2001 six month period compared to the 2000 six month period.

    General and administrative expenses increased $16,779 in the second quarter of 2001 compared to the second quarter of 2000 and increased $34,053 in the six month period of 2001 compared to the six month period of 2000. Such expenses were 6.9% of total sales in the 2001 six month period compared to 8.0% of total sales for the comparable 2000 period. The increase in sales resulted in our net operating income increasing $120,580 in the 2001 second quarter compared to the 2000 second quarter, and an increase of $258,190 in the 2001 six month period compared to the same period in 2000.

    We recorded total other income, net of other expenses, of $13,688 for the 2001 second quarter compared to $14,565 for the second quarter of 2000. For the six month period of 2001 we recorded total other income, net of other expenses, of $15,353 compared to $27,502 for the same period in 2000. The reductions in 2001 compared to 2000 were due primarily to depreciation expense from the new syringe molds we placed into service.

    Our income taxes increased $97,665 in the second quarter of 2001 and $126,532 for the six month period as a result of our increased net income.

    Our net income, after tax, increased $22,038 in the 2001 second quarter and $119,509 in the 2001 six month period compared to 2000 comparable periods. As a result, we posted a net income per share of $0.018 compared to an income per share of $0.008 for the 2000 six month period.

Liquidity and Capital Resources

    We have funded our cash requirements primarily through revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues and equity transactions. For the period ended April 30, 2001, we had $1,402,470 in cash and working capital of $3,945,529 compared to cash of $502,243 and working capital of $1,192,888 at the year ended October 31, 2000. We had total current assets of $5,625,278 with total current liabilities of $1,679,749 as of April 30, 2001, compared to $2,908,632 total current assets and $1,716,444 total current liabilities for the fiscal year ended October 31, 2000.

    Net cash provided by our operating activities was $88,289 for the 2001 six month period ended April 30, 2001, compared to $104,024 net cash provided by operating activities for the comparable 2000 six month period. Net cash used by investing activities was $2,713,562 for the 2001 period compared to $16,808 net cash used by investing activities for the same period in 2000. $750,000 of this amount is related to our investment of capital funding in Medi-Hut International (Mfg.) Co., Ltd. under our joint venture agreement with COA Industrial. In addition, we invested $1,850,000 to purchase marketable securities, which are unsecured, with terms ranging from 30 to 90 days and fixed interest rates ranging from 4.92% to 5.99% per annum.

    Net cash provided by financing activities was $3,525,500 for the 2001 period compared to $234,793 for the 2000 period. The 2001 increase was primarily related to proceeds of $1,512,500 from the exercise of 800,000 warrants. The warrants were granted under various agreements and the underlying common shares were registered under the Securities Act of 1933 on January 29, 2001. 1,075,000 warrants remain outstanding and if all of the remaining warrants are exercised we could receive up to $5,493,750.

     In addition, $1,995,000 in proceeds were realized from the sale of common stock during the 2001 six month period. On November 30, 2000 we agreed to sell, in a private placement, 475,000 units for $1,995,000 to Mid-West First Financial, Inc., an accredited investor. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25.

    As of April 30, 2001, our principal commitments consisted of office and warehouse space and an automobile lease. Monthly rental payments are approximately $2,025 per month with total future minimum rental payments of $13,393 through the fiscal year 2003. We also are committed to contribute an additional $250,000 to our joint venture with COA Industrial.

    Financing. We have a $750,000 revolving line of credit which expires January 31, 2002. PNC Bank, N.A. makes loans to us at % above the prime interest rate for the revolving line of credit. This line of credit is secured by all the assets of Medi-Hut. As of the fiscal year ended 2000 and the second quarter ended April 30, 2001 there were no amounts outstanding on the line of credit.

    On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite Safety Syringe. We continue to seek an underwriter for the bonds, however, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We anticipate that we will rely on manufacturing facilities located in Korea to produce our Elite Safety Syringe for the present.

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


                    PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

    The following discussion describes all securities sold by us without registration during the quarter ended April 30, 2001 and as of a recent date.

    On February 1, 2001, we sold 475,000 units to Mid-West First Financial, Inc., an accredited investor, for $1,995,000 pursuant to a private placement agreement dated November 30, 2000. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. We relied on an exemption from registration under the Securities Act of 1933 provided by
Section 4(2) as a private transaction not involving a public distribution.

(d) Use of Proceeds

    Our registration statement on Form SB-2, file No. 333-53718, was declared effective January 29, 2001. We have issued 1,279,000 shares of the 2,250,000 Medi-Hut common shares registered under this registration statement. We will not receive proceeds from the sale of the registered shares and these shares will be sold from time to time and at the total discretion of the selling stockholders. We have received proceeds of $1,512,500 from the exercise of warrants to purchase 800,000 of the registered shares. We have used these proceeds for business development.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On April 3, 2001, we held an annual meeting of shareholders at which the following persons were elected as directors and the following proposals were approved by the shareholders:

Election of directors:        Votes for      Votes against  Votes withheld
    Joseph A. Sanpietro       12,100,000           0            8,800
    Vincent J. Sanpietro      12,100,000           0            8,800
    Robert Russo              12,100,000           0            8,800
    James G. Aaron            12,100,000           0            8,800
    James S. Vaccaro          12,100,000           0            8,800

Proposal to transact other    12,100,000           0            8,800
business before the meeting

Proposal to approve           12,099,350           350          9,100
reorganization
between Medi-Hut and
WJL Enterprises, Inc.

Proposal to complete          12,099,350           350          9,100
statutory merger to change
domicile from Delaware to
Nevada

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) Part II Exhibits

Exhibit Number     Description

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

10.6 Amendment to Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000.

10.7 Registration Rights Agreement between Medi-Hut, Mid-West, Columbia Financial and Mutual Ventures, dated November 30, 2000. (Incorporated by reference to exhibit 10.6 to the Form SB-2, filed January 16, 2001.)
______________________


(b)  Reports on Form 8-K.

    On February 5, 2001, we filed an 8-K under Item 5 regarding our registration statement on Form SB-2 being declared effective on January 29, 2001. No financial statements were filed.

    On February 16, 2001, we filed an 8-K under Item 5 regarding the Korean governmental approval and registration of Medi-Hut International (Mfg.) Co., Ltd. No financial statements were filed.

    On March 6, 2001, we filed an 8-K under Item 5 regarding the signing of a letter of intent to enter into an Agreement and Plan of Reorganization with WJL Enterprises, Inc. No financial statements were filed.

    On April 24, 2001, we filed an 8-K under Item 5 regarding appointment of Laurence M. Simon as Chief Financial Officer and the creation of our audit committee. Interim financial statements for the five month period ended March 31, 2001 were filed.

    On May 10, 2001, we filed an 8-K under Item 5 regarding the modification of our reorganization with WJL Enterprises, Inc. No financial statements were filed.

                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Medi-Hut Co., Inc.



Date: 6/1/01                      By:/S/Joseph A. Sanpietro
                                        Joseph A. Sanpietro, President and
                                        Director




Date: 6/1/01                       By:/s/Vincent J. Sanpietro
                                        Vincent J. Sanpietro, Secretary and
                                        Director




Date: 6/1/01                       By:/s/Robert Russo
                                        Robert Russo, Treasurer and Director