Form 10QSB
period 2001-07-31
MEDI HUT CO INC
filed 2001-09-06
CIK 1093285

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: July 31, 2001

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File No. 000-27119

                              MEDI-HUT CO., INC
            (Exact name of registrant as specified in its charter)

            Delaware                                    22-2436721
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

      As of August 31, 2001, Medi-Hut had a total of 13,183,800 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

                        PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements..............................................3

Item 2:  Management's Discussion and Analysis.............................10

                          PART II: OTHER INFORMATION

Item 2: Changes in Securities and Use of Proceeds.........................12

Item 6:  Exhibits and Reports filed on Form 8-K ..........................13

Signatures................................................................15


                        PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to Medi-Hut's statements of operations for the nine months ended July 31, 2001 and 2000 is unaudited. This financial information, in the opinion of Medi-Hut's management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine months ended July 31, 2001 are not necessarily indicative of results to be expected for any subsequent period.

                              Medi-Hut Co., Inc.
                       Condensed Interim Balance Sheet
                                July 31, 2001

 ASSETS

 CURRENT ASSETS
    Cash and Interest Bearing Deposits                        $   2,746,024
    Accounts Receivable                                           2,199,000
    Other Current Assets                                            578,517
                                                              --------------

 TOTAL CURRENT ASSETS                                             5,523,541

 PROPERTY AND EQUIPMENT, NET OF                                     515,741
    ACCUMULATED DEPRECIATION

 OTHER ASSETS
    Joint Venture Investment at Equity                            1,000,000
    Other Assets                                                    436,036
                                                              --------------

 TOTAL OTHER ASSETS                                               1,436,036
                                                              --------------

 TOTAL ASSETS                                                     7,475,318
                                                              ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts Payable                                              1,721,792
    Other Current Liabilities                                       212,344
                                                              --------------

 TOTAL CURRENT LIABILITIES                                        1,934,136

 STOCKHOLDERS' EQUITY
    Common Stock                                                     13,184
    Additional paid in capital                                   12,578,649
    Notes Receivable on Exercised Warrants                       (3,993,750)
    Consultant Services to be Provided                           (2,106,000)
    Deferred Charges                                                (57,506)
    Retained (Deficit)/Earnings                                    (893,395)
                                                              --------------

 TOTAL STOCKHOLDERS' EQUITY                                       5,541,182
                                                              --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   7,475,318
                                                              ==============




           See Notes to the Condensed Interim Financial Statements

                                **Unaudited**

                              Medi-Hut Co., Inc.
                  Condensed Interim Statements of Operations


                      Three Months   Three Months  Nine Months   Nine Months
                      Ended          Ended         Ended         Ended
                      July 31, 2001  July 31, 2000 July 31, 2001 July 31, 2000
                      -------------- ------------- ------------- -------------

NET SALES             $   2,771,376  $  1,975,516  $  7,285,362  $  5,470,566

COST OF SALES             2,353,940     1,650,215     6,237,851     4,807,432
                      -------------- ------------- ------------- -------------

GROSS PROFIT                417,436       325,301     1,047,511       663,134

GENERAL &
 ADMINISTRATIVE             222,750       111,028       535,378       389,603
                      -------------- ------------- ------------- -------------

INCOME FROM OPERATIONS      194,687       214,273       512,134       273,531

OTHER INCOME                 36,318        15,670        51,672        43,172
                      -------------- ------------- ------------- -------------
INCOME BEFORE
 PROVISION FOR
 INCOME TAXES               231,005       229,943       563,805       316,703

PROVISION FOR
 INCOME TAXES                81,665        80,252       212,978        85,033
                      -------------- ------------- ------------- -------------

NET INCOME            $     149,340  $    149,691  $    350,827  $    231,670
                      ============== ============= ============= =============
EARNINGS PER
 COMMON SHARE         $        0.01  $       0.01  $       0.03  $       0.02
                      ============== ============= ============= =============
EARNINGS PER COMMON
 SHARE ASSUMING
 DILUTION             $        0.01  $       0.01  $       0.03  $       0.02
                      ============== ============= ============= =============
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING             12,874,017    10,829,800    11,954,153    10,626,954
                      ============== ============= ============= =============
WEIGHTED AVERAGE
 COMMON SHARES
 OUTSTANDING
 ASSUMING DILUTION       12,874,017    11,205,726    11,954,153    10,878,493
                      ============== ============= ============= =============




           See Notes to the Condensed Interim Financial Statements

                                **Unaudited**

                              Medi-Hut Co., Inc.
                  Condensed Interim Statements of Cash Flows



                                                 Nine Months    Nine Months
                                                 Ended July 31, Ended July 31,
                                                 2001           2000
                                                 -------------- -------------

Net Cash Provided (Used) by Operating Activities       (12,869)      353,644

Cash Flows from Investing Activities -

Investment in Joint Venture                         (1,000,000)            -
Purchase of marketable securities                   (1,850,000)            -
Purchase of other assets                              (400,000)     (146,627)
Purchase of equipment                                 (250,850)       (1,808)
                                                 -------------- -------------

Net Cash (Used) by Investing Activities             (3,500,850)     (148,435)


Cash Flows from Financing Activities -

Exercise of stock warrants                           1,512,500             -
Redemption of marketable securities                  2,250,000             -
Issuance of common stock                             1,995,000        34,793
                                                 -------------- -------------

Net Cash Provided by Financing Activities            5,757,500        34,793


Net Increase in Cash and Interest Bearing Deposits   2,243,781       240,002

Cash and Interest Bearing Deposits -
  Beginning of Period                                  502,243       392,518
                                                 -------------- -------------
Cash and Interest Bearing Deposits -
  End of Period                                  $   2,746,024  $    632,520
                                                 ============== =============


Schedule of Non-Cash Financing and Investing Activities

Notes Receivable of $3,993,750 were issued pertaining to the exercise of common stock purchase warrants outstanding



           See Notes to the Condensed Interim Financial Statements

                                **Unaudited**

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements
                                July 31, 2001

NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited condensed interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2001 and July 31, 2000 are not necessarily indicative of the results that may be expected for the years ended October 31, 2001 and October 31, 2000 respectively.


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


                                **UNAUDITED**

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements
                                July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Deferred Charges
     Deferred charges are comprised of costs incurred by the Company for seeking small business loan financing. These charges will be amortized over the loan period when and if such financing is obtained or expensed in full should such financing not be obtained. No amortization expense has been recognized during the three months ended July 31, 2001 and July 31, 2000.

Depreciation
     Machinery and equipment are stated at cost. Depreciation is computed using the straight-line method for financial reporting purposes, which amounted to $31,257 and $144 for the three months ended July 31, 2001 and July 31, 2000 respectively. The estimated useful lives of the machinery and equipment assets for financial statement purposes are five years. The estimated useful lives of molds for financial statement purposes are three years. For income tax purposes, recovery of capital costs for machinery and equipment and molds are made using accelerated methods over the asset's class life. Repairs and maintenance expenditures, which do not extend the useful lives of the related assets are expensed as incurred.

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

Earnings Per Common Share
     Earnings per common share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period and the effect on the weighted average number of shares of dilutive common stock equivalents (warrants) if exercised.

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


                                **UNAUDITED**

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements
                                July 31, 2001

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

NOTE 4 - LINE OF CREDIT

     On January 31, 2001 the Company received a bank commitment on a $750,000
revolving line of credit under which the bank has agreed to make loans at   %
above the prime interest rate. The Company's business assets secure the note. As of July 31, 2001 and July 31, 2000 there were $ 0 outstanding on the line of credit.

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS

     On October 1, 2000 the Company executed an agreement for public relations services to be provided. The original terms of the agreement required cash payments of $100,000 per month, totaling $1,200,000 and 600,000 warrants entitling the holder to an exercise price of $5.00 per share. The requirements of the agreement were amended to provide no cash payments and the 600,000 warrants to be adjusted to an exercise price of $2.50 per share and an extension of the service trial period to August 1, 2001. The warrants have full vesting rights upon issuance and an expiration date of October 1, 2001. The warrants were exercised in full in May 2001 and a note receivable was issued for $1,500,000.

     On December 18, 2000, 100,000 warrants were exercised by a warrant holder totaling $300,000 of proceeds to the Company and the issuance of 100,000 shares of common stock.

     On January 5, 2001 the Company issued 4,000 shares of common stock valued at $18,000 to an insurance company in exchange for a Directors and Officer's liability policy.

                                **UNAUDITED**

                              Medi-Hut Co., Inc.
             Notes to the Condensed Interim Financial Statements

NOTE 5 - STOCKHOLDERS' EQUITY TRANSACTIONS, Continued

     On January 31, 2001, 700,000 warrants were exercised by two different warrant holders totaling $1,212,500 of proceeds to the Company and the issuance of 700,000 shares of common stock.

     On February 1, 2001, the Company sold 475,000 units to an investor in accordance with the provisions of Section No. 4(2) and Regulation D of the Securities Act of 1933. Each unit had a price of $4.20 and was comprised of one share of the Company's common stock and one warrant to purchase a share of common stock in the Company, exercisable for a period of five years. The aforementioned warrants grant the investor or holder the right to purchase one additional share at a price of $5.25 per share. The warrants were exercised in full in June 2001 and a note receivable was issued for $2,493,750.

NOTE 6 - INVESTMENTS

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

Results of Operations

Nine Months Ended July 31, 2001 Compared to Nine Months Ended July 31, 2000
---------------------------------------------------------------------------

     The following table summarizes the results of our operations for the three and nine month periods ended July 31, 2001 and 2000.

                      Three Months Ended July 31, Nine Months Ended July 31,
                          2001             2000     2001             2000
                      ------------- ------------- ------------- -------------

Total sales           $  2,771,376  $  1,975,516  $  7,285,362  $  5,470,566
Total cost of sales      2,353,940     1,650,215     6,237,851     4,807,432
                      ------------- ------------- ------------- -------------
Gross profit               417,436       325,301     1,047,511       663,134

General & administrative
 expenses                  222,750       111,028       535,378       389,603
                      ------------- ------------- ------------- -------------
Income from Operations     194,687       214,273       512,134       273,531

Total other income
  (expenses)                36,318        15,670        51,672        43,172
                      ------------- ------------- ------------- -------------
Provision for
 income taxes               81,665        80,252       212,978        85,033
                      ------------- ------------- ------------- -------------

Net income            $    149,340  $    149,691  $    350,827  $    231,670


     Total sales were $2,771,376 for the third quarter of 2001 and $7,285,362 for the nine month period ended July 31, 2001. The nine month figure represents a $1,814,796 increase over the same period last year. The increase in sales was primarily the result of sales of name brand pharmaceuticals and our Elite Safety Syringe.

     Total cost of sales as a percentage of total sales increased for the comparable quarter but decreased for the nine month period. Such costs were 84.9% of total sales for the third quarter of 2001 compared to 83.5% of total sales for the third quarter of 2000, but were 85.6% for the 2001 nine month period compared to 87.9% for the nine month period of 2000. The overall improved costs of sales are reflective of the greater profit margin of The Elite Safety Syringe. Despite the increase in costs of sales and aided by increased revenues, our gross profit increased by $92,135 in the third quarter of 2001 compared to the third quarter of 2000, and increased $384,377 in the 2001 nine month period compared to the 2000 nine month period.

     General and administrative expenses increased $111,722 in the third quarter of 2001 compared to the third quarter of 2000 due primarily to the hiring of a Chief Financial Officer and general increases in salaries, product liability insurance premiums, consulting, NASDAQ fees and annual meeting/report expenses. In the nine month period of 2001 compared to the nine month period of 2000, general and administrative expenses increased $145,775. Such expenses were 7.3% of total sales in the 2001 nine month period compared to 7.1% of total sales for the comparable 2000 period. The increase in general and administrative expenses resulted in our income from operations decreasing $19,586 in the 2001 third quarter compared to the 2000 third quarter, and an increase of $238,603 in the 2001 nine month period compared to the same period in 2000.

     We recorded total other income, net of other expenses, of $36,318 for the 2001 third quarter compared to $15,670 for the third quarter of 2000. For the nine month period of 2001 we recorded total other income, net of other expenses, of $51,672 compared to $43,172 for the same period in 2000. The increases in 2001 compared to 2000 were due primarily to additional interest income from cash reserves and promissory notes receivable from exercised common stock purchase warrants.

     Our income taxes increased $1,413 in the third quarter of 2001 and $127,945 for the nine month period as a result of our increased net income.

     Our net income, after tax, decreased $351 in the 2001 third quarter and increased $119,157 in the 2001 nine month period compared to 2000 comparable periods. As a result, we posted a net income per share of $0.03 compared to an income per share of $0.02 for the 2000 nine month period.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues and equity transactions. For the period ended July 31, 2001, we had $2,746,024 in cash and working capital of $3,589,409 compared to cash of $502,243 and working capital of $1,192,888 at the year ended October 31, 2000. We had total current assets of $5,523,541 with total current liabilities of $1,934,136 as of July 31, 2001, compared to $2,908,632 total current assets and $1,716,444 total current liabilities for the fiscal year ended October 31, 2000.

     Net cash used by our operating activities was $12,869 for the 2001 nine month period ended July 31, 2001, compared to $353,644 net cash provided by operating activities for the comparable 2000 nine month period. Net cash used by investing activities was $3,500,850 for the 2001 period compared to $148,435 net cash used by investing activities for the same period in 2000. Of the 2001 period amount, $1,000,000 is related to our investment of capital funding in Medi-Hut International (Mfg.) Co., Ltd. under our joint venture agreement with COA Industrial. In addition, we invested $1,850,000 to purchase marketable securities, which are unsecured, with terms ranging from 30 to 90 days and fixed interest rates ranging from 4.92% to 5.99% per annum.

     Net cash provided by financing activities was $5,757,500 for the 2001 period compared to $34,793 for the 2000 period. The 2001 increase was primarily related to proceeds of $1,512,500 from the exercise of 800,000 warrants (which were granted under various agreements and the underlying common shares were registered under the Securities Act of 1933 on January 29,
2001) and redeemed marketable securities of $2,250,000. In addition, $1,995,000 in proceeds were realized from the sale of common stock during the 2001 nine month period. On November 30, 2000 we agreed to sell, in a private placement, 475,000 units for $1,995,000 to Mid-West First Financial, Inc., an accredited investor. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. The 475,000 warrants were exercised during the third quarter 2001 of which the company is holding a note receivable of $2,493,750 pertaining to the exercise.

     As of July 31, 2001, our principal commitments consisted of office and warehouse space and an automobile lease. Monthly rental payments are approximately $2,025 per month with total future minimum rental payments of $13,393 through the fiscal year 2003.

     Financing. We have a $750,000 revolving line of credit which expires January 31, 2002. PNC Bank, N.A. makes loans to us at % above the prime interest rate for the revolving line of credit. This line of credit is secured by all the assets of Medi-Hut. As of the fiscal year ended 2000 and the third quarter ended July 31, 2001 there were no amounts outstanding on the line of credit.

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


                          PART II: OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     We have terminated the registered offering of 100,000 shares of common stock on Form S-8, File No. 333-51810, which became effective December 14, 2000.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Part II Exhibits

Exhibit
Number     Description
--------   ------------
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

10.5 Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000. (Incorporated by reference to exhibit 10.5 to the Form SB-2, filed January 16, 2001.)

10.6 Amendment to Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000. (Incorporated by reference to exhibit
      10.6 to the Form 10-Q, filed June 4, 2001.)

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

     On July 19, 2001, we filed an 8-K under Item 5 regarding approval by The Nasdaq Stock Market, Inc. of our application for listing on The Nasdaq SmallCap Market

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Medi-Hut Co., Inc.


       9/6/01                  /s/ Joseph A. Sanpietro
Date: ___________________  By: ___________________________________________
                               Joseph A. Sanpietro, President and Director



       9/6/01                  /s/ Laurence M. Simon
Date: ___________________  By: ____________________________________________
                               Laurence M. Simon, Chief Financial Officer