Form 10KSB
period 2001-10-31
MEDI HUT CO INC
filed 2002-01-10
CIK 1093285

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended October 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  Commission file number 0-27119

                        MEDI-HUT CO., INC.
                    --------------------------
                 (Name of small business issuer)

            Nevada                                 222-436-721
     ------------------------            ----------------------------------
     (State of incorporation)           (I.R.S. Employer Identification No.)


1935 Swarthmore Avenue, Lakewood, New Jersey                  08701
--------------------------------------------                --------
  (Address of principal executive offices)                  (Zip code)


Issuer's telephone number, including area code: (732) 901-0606

Securities registered pursuant to Section 12(b) of the Act: None

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

State issuer's revenue for its most recent fiscal year: $12,956,339

As of January 9, 2002, the registrant had 14,415,256 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $128,149,633.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes [ ]_ No  [X]

                              PART I

Item 1.   Description of business........................................... 2
Item 2.   Description of property........................................... 8
Item 3.   Legal proceedings................................................. 8
Item 4.   Submission of matters to a vote of security holders............... 8

                             PART II

Item 5.   Market for common equity and related stockholder matters.......... 8
Item 6.   Management's discussion and analysis............................. 11
Item 7.   Financial statements............................................. 15
Item 8.   Changes in and disagreements with accountants on
          accounting and financial disclosure...............................33

                             PART III

Item 9.   Directors, executive officers, promoters and control persons;
          Compliance with Section 16(a) of the Exchange Act.................33
Item 10.  Executive compensation............................................34
Item 11.  Security ownership of certain beneficial owners and management... 35
Item 12.  Certain relationships and related transactions................... 36
Item 13.  Exhibits and reports on Form 8-K..................................37

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

                              PART I

ITEM 1: DESCRIPTION OF BUSINESS

      We wholesale drugs and medical products which are provided to us by various suppliers. We private label some of the medical products and over-the-counter drugs, and we manufacture and wholesale our Elite Safety Syringe. We sell our products to distributors or wholesalers who then sell the products to pharmacies and through mail order.

HISTORICAL DEVELOPMENT

      We were incorporated in the state of Utah as Gibraltor Energy on August 20, 1981. We later changed our name to Indwest, Inc. On January 28, 1998, Indwest entered into an Agreement and Plan of Reorganization with Medi-Hut Co., Inc., a New Jersey corporation incorporated on November 22, 1982. Medi-Hut/New Jersey, was involved in the business of selling wholesale medical supplies. Indwest was the surviving corporation of the merger and changed its name to Medi-Hut Co. Inc. Pursuant to the merger agreement, the directors and officers of Indwest resigned and the management of Medi-Hut/New Jersey, filled the vacancies, and the former shareholders of Medi-Hut/New Jersey, obtained 55.4% of the voting power.

      On February 2, 1998, Medi-Hut Co., Inc. was incorporated in the state of Delaware. On February 27, 1998, Medi-Hut/Utah, completed a change of domicile merger with the Medi-Hut/Delaware. Then on October 31, 2001, Medi-Hut/Delaware, formed Medi-Hut, Co. Inc. as a wholly owned subsidiary in the state of Nevada and completed a change of domicile merger. As a result we are a Nevada corporation holding a Certificate of Authority to do business in the state of New Jersey.

      In April 2000, Medi-Hut acquired Vallar Consulting as a wholly-owned subsidiary through a stock-for-stock exchange. Vallar was in the business of selling over-the-counter and name brand pharmaceuticals to distributors and wholesalers nationwide. Subsequently, we distributed Vallar's assets to Medi-Hut and dissolved Vallar. (See, "Management's Discussion and Analysis - Acquisition Treatment," below.)

OUR BUSINESS

      PRINCIPAL PRODUCTS

      Name Brand Drugs.   We wholesale name brand drugs which are drugs that
are protected by patent or licensure: for example "Viagra." When a drug is patented, no other person can produce or sell that drug for twenty years without the patent owner's permission. These name brand drugs were $10,572,918, or 81.6% of net sales for the 2001 fiscal year and were $5,790,185, or 71.2% of our net sales for the 2000 fiscal year.

      Medical Products.    In April of 1999 we introduced our own "Elite"
brand medical products. Our medical products are manufactured by third-party suppliers and include syringes, hot and cold packs, gauze bandages, adhesive bandages and paper products. These products accounted for approximately $947,117, or 7.3% of net sales for the 2001 fiscal year and were $1,803,605, or 22.2% of our net sales for the 2000 fiscal year.

      Elite Safety Syringe. Our newest product is the Elite Safety Syringe which is our anti-stick safety syringe. Safety syringes are defined as those products that incorporate features designed to safely cover the sharp needle with minimal effort and minimize danger to the user by preventing accidental needle sticks. There are two types of anti-stick syringes:
      1) Active device - this product demands that the user in some way make a physical movement to activate the device after the injection and prior to disposal; and
      2) Passive device - this product activates automatically after injection and should be designed not to interfere with the normal injection procedure.
      We hold a patent for the Elite Safety Syringe which is a passive device that incorporates a transparent sleeve into which the needle will automatically retract after use. Unlike many anti-stick syringes that are now in the marketplace, our Elite Safety Syringe can be activated using a one hand technique. Our Elite Safety Syringe was designed to decrease accidental needle sticks of medical service providers.

      In October of 2000 we started production of the Elite Safety Syringe in a Food and Drug Administration registered and ISO 9002 approved facility in Korea. (See, "Government Regulations," below.) The Elite Safety Syringe is manufactured in 1cc, 3cc and 5cc sizes. We also manufacture a 3cc Luer-Lock Tip safety syringe. Our Elite Safety Syringe is manufactured using sophisticated, patented, high-tech machinery which allows production of a precise quality product. We market our Elite Safety Syringe through hospital distributors who handle the selling, in house training of users, warehousing and distribution of this product. This product accounted for approximately $526,996, or 4.1% of net sales for the 2001 fiscal year.

      Other Products. During our fiscal year 2001, our Elite brand and private label products, which include alcohol prep pads and condoms, have
accounted for approximately 4.1% of net sales in 2001 and 5.2% in 2000.   We
believe our alcohol preps complement our syringe product line because they are primarily used as a topical antiseptic, anti-infective prior to administering injections. Each soft, absorbent, non-woven pad is impregnated with 70%
isopropyl alcohol, USP.   Our condoms are made of natural rubber latex and are
silicone lubricated with a reservoir tip. Our latex condoms are made to exacting specifications, with each condom electrically tested for holes during the manufacturing process, dimensional checks are performed and leak tests using water are also conducted. We also have used lot numbers and expiration dates on our condom packages for the last eleven years.

      In July 2001 we added six new generic tablets and fourteen new liquid medications to our Tru-Choice product line for a total of 39 products. Our Tru-Choice drugs were approximately 3.0% of our net sales for the 2001 fiscal year and 1.4% for the 2000 fiscal year.

      Product Liability Insurance. We currently maintain a product liability insurance policy with a limit of $5 million per loss per policy year.

      PRODUCT ACQUISITION

      On January 4, 2002, our board of directors approved the acquisition of certain intellectual property owned by Spectrum Biotech, Inc., a Nevada
corporation.   We entered into an Asset Purchase Agreement with Spectrum on
January 9, 2002, which provides that we will issue restricted shares of common stock to Spectrum in consideration for its safety syringe patents and patents pending and the related FDA 510(k) approval for the safety syringe. The parties intend to close the transaction on or before February 15, 2002.

      Spectrum holds patents in the United States, New Zealand, and Australia and has patents pending in seven other foreign countries related to the safety syringe, called the Solo-Safe(TM) Safety Syringe. Spectrum also holds a 510(k) approval from the FDA to market the Solo-Safe(TM) syringe in the United States. This 510(k) approval is not FDA approval of the Solo-Safe(TM) syringe, but merely approval to market the syringe. The 510(k) approval will be assigned to Medi-Hut upon closing of the transaction.

      The Solo-Safe(TM) syringe is an active type safety syringe designed for intra-muscular injections. When the needle is retracted after injection the design forces the needle back into the syringe barrel off to one side. Then the plunger handle snaps off at an engineered point, resulting in the syringe barrel holding the used needle in a miniature "sharps" container. The purpose of the design is to prevent accidental needle sticks of health care personnel administering injections to patients. The Solo-Safe(TM) syringe is a product that is easy to use and cost effective. We anticipate we will be able to sell the 3cc syringe at a competitive price. Clinical studies have proven:
      .      the syringe performs its intended function,
      .      the injection technique is comparable to a standard syringe,
      .      the user can detect the activation of the safety feature,
      .      it takes approximately the same amount of time to use compared to a standard syringe, and
      .      requires similar training time to properly use the syringe as compared to a standard syringe.
      The syringe will be available in all sizes, 1cc up to 20 cc. The syringe design also allows changing of the needle prior to injection for ease of filling of viscous solutions and may be pre-filled in all sizes.

      Spectrum's management approached our management during the fall of 2001 regarding the sale and purchase of their Solo-Safe(TM) syringe. Our management realized that the Solo-Safe(TM) syringe would be compatible with our product line, would satisfy the needs of the health care workers and the reduce costs for some small hospitals, doctors' offices and medical organizations, such as The World Health Organization. Except as described in this report, there have not been any prior relationships between any of our directors, executive officers or their affiliates, on the one hand, and Spectrum or its management or affiliates, on the other hand.

      The parties agreed that Medi-Hut would issue 356,456 restricted common shares valued at approximately $3,500,000 in exchange for the patents and related 510(k) approval. Both parties determined that the purchase price was acceptable based upon an appraisal by an independent professional appraiser. The appraisal evaluated the purchase price based upon three pricing approaches and focused particularly on the economic return approach, which focused on the economic return Medi-Hut would realize from the purchase of the syringe. The amount of shares was determined by the average daily closing share price of our stock on the Nasdaq SmallCap Market for the forty-five trading days immediately prior to December 21, 2001. The Medi-Hut shares issued in the transaction will be issued pro rata to the twenty-five shareholders of Spectrum.

      The acquisition agreement provides for termination prior to closing by mutual written agreement or if either party is incapable of satisfying or fulfilling the conditions of the agreement. If the acquisition is not closed by February 15, 2002, then either party may terminate the agreement after that date. Neither party will be liable for damages if termination is the result of incapability of either party to satisfy or fulfill the conditions of the agreement. However, if Medi-Hut breaches the warranties made under the agreement or fails to satisfy its obligations, then Spectrum will be entitled to all legal remedies, including specific performance. In addition, each party has agreed to indemnify the other for claims or damages incurred as a result of breach of the agreement by that party.

      DISTRIBUTION

      Our products are sold through large drug wholesale chains in the United States who then sell them through pharmacies and mail order. We do not use a large sales force. We conduct our sales to wholesale distributors from our office located in Lakewood, New Jersey, and our employees contact the wholesalers by telephone or make periodic visits. Once we have made a sale to a wholesaler, we place a purchase order with one of our third-party suppliers. Usually, the purchase order provides shipping instructions to the third-party supplier for delivery of the product to the wholesaler. In the event the product is not shipped by the third-party supplier, we have the product delivered to our warehouse and then ship it directly from our warehouse to the wholesaler.

      Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Our policy is to have at least 80% of a product in inventory prior to generating a purchase order for the product. We carry a one month inventory of products which are warehoused at the third-party manufacturer or assembly facilities we use. Our customary business practice is for our large buyers to place purchase orders several months in advance. This allows us to notify our third-party suppliers in advance of needed product. All sales are on 30 day credit. Returned merchandise is minimal due to the vigorous tests that our products endure prior to shipment.

      In August 2001 we hired Bond-Brown Sales Design, LLC, to market and sell our Elite Safety Syringe. Bond-Brown is a specialized consulting firm focused on sales and marketing effectiveness. Management believes the services provided by Bond-Brown will strengthen our market position and open new marketing and sales avenues. Commencing on January 21, 2002, Bond-Brown will provide sales and marketing services for a minimum of six months. These services include development of appropriate product positioning, use of optimal launch strategies, distributor and customer presentations and visits, direct sales efforts and activities, development of product launch incentive programs and appointment of a sales director.

      COMPETITION

      We compete with companies large and small who wholesale name brand drugs and medical products and we believe we have less than a 1% share of our markets. We maintain our competitive stance by offering a quality product for less money. We informally survey the price of products sold by the market leaders and, if possible, we then price our products lower. This allows our third-party wholesalers to realize greater profits.

      The safety syringe market is dominated by Becton Dickinson & Company. Sherwood and Terumo cover the majority of the remaining market. These companies manufacture an active device which requires two hands and activates manually after the injection. Based on management's observations, we believe we compete with approximately ten other companies for the remaining market. We compete in this market by offering an active and passive safety syringe which can be activated using a one hand technique and which is priced lower than our competitor's products.

      PRINCIPAL SUPPLIERS

      Our ordinary course of business is to place a purchase order with our third-party suppliers when we want to order product. We do not enter into long term formal contracts with our third-party suppliers in regards to the private brand labeling or manufacture of our products. However, we do require our third-party suppliers to agree not to disclose confidential information regarding the identity of our customers to third-parties, to not directly or indirectly compete with us, nor to contact our customers. We also require the third-party supplier to agree to follow our delivery instructions in the purchase order.

      We purchase products internationally from FDA registered and ISO 9002 approved medical device facilities, as well as from manufacturers here in the United States. We are dependent upon these suppliers and the loss of any one of these suppliers would have a material adverse effect on our operations. However, we believe we could replace a supplier within 60 days. Kinray Inc. and 824 Drug, both located in New York, supply our name brand drugs. Sam Woo Corporation located in Seoul, Korea, supplies our 1cc Elite Safety Syringe and COA International Industries, Inc., also located in Korea, supplied our 3cc and 5cc Elite Safety Syringe. Banta Health Care Products, Inc., located in Michigan, produces our miscellaneous paper products. We have teamed up with Packaging Electronics and Device Corporation for production of our hot and cold packs. Packaging Electronics and Device Corporation holds the patent to the hot and cold pack we sell and allows us to distribute and use our Elite brand label on their unique product.

      MAJOR CUSTOMERS

      We do not enter into long term written agreements with our customers. We accept orders from our customers by telephone, fax, mailed purchase orders, or in person and immediately place the order with our suppliers. The loss of a major customer would have a material adverse effect on our results of operations.

      During fiscal year 2001 we relied on three major customers who are drug wholesale distributors for 87%, or $11,319,041, of our total net sales. These customers purchased name brand drugs and medical products. Larval Corp. accounted for $8,049,687, or 62.1% of our net sales of $12,956,339. Jomar Marketing accounted for $1,519,004, or 11.7% of our net sales and Anda accounted for $1,310,352, or 10.1% of net sales.

      During fiscal year 2000 we relied on four major customers who are drug wholesale distributors for 78%, or $5,961,254, of our total net sales. These customers purchased name brand drugs and medical products. Jomar Marketing accounted for $2,287,981, or 28.1%, of our net sales. 824 Drug Corp. accounted for $1,235,661, or 15.2%; Colora accounted for $1,060,199, or 13.0%; and Larval Corp. accounted for $1,058,089 or 13%.

      PATENT, TRADEMARK, LICENSE AND INTELLECTUAL PROPERTY

      Our Elite Safety Syringe holds United States Patent No. 5,562,626, issued October 8, 1996. In December of 1999 we filed an updated patent for the Elite Safety Syringe in which we improved our original design by reducing the number of parts and including a lock tip which allows changing of a needle to aid drawing medications from a medicine vial. Then in January 2001 we made another application for a new patent for our Elite Safety Syringe. We believe the Elite Safety Syringe patent is of material importance to the future growth of our business because we anticipate the safety syringe market to grow as a result of new government regulations requiring safety devices in the medical field.

      The Elite Safety Syringe is classified as a passive anti-stick safety syringe and is one of the few that can be activated with the ease of use of a
normal plastic disposable syringe.   In June of 1995 we received FDA 510(k)
#K933569 which allows us to market the Elite Safety Syringe. (See, "Government Regulation," below.) The 510(k) lists Medi-Hut as an initial distributor of a Class II Special Controls device. We do not have any licenses, franchise or concessions agreements in place for this product at this time. We believe our future success will depend, in part, on our ability to protect our Elite Safety Syringe patent; and if a third-party infringes upon our patent we may expend substantial costs in its protection.

      We are in the process of purchasing the patents and patents pending, as well as the FDA Section 510(k) approval for Spectrum's Solo-Safe(TM) syringe.

      GOVERNMENT REGULATION

      Food and Drug Administration. Our medical products are subject to regulation by the federal FDA and various other federal and state agencies as well as by a number of foreign governmental agencies. Our third-party manufacturers are primarily responsible for our products meeting these regulations. We believe our third-party manufacturers are in compliance in all material respects with the regulations based on the fact that they are FDA registered and their products meet FDA standards. Compliance with these regulations has not had, and is not expected to have, a material adverse effect on our business.

      Manufacturers in the United States, as well as our foreign manufacturers, who manufacture our products must be registered with the FDA. Our contract manufacturers must comply with an FDA registration process and are subject to random and unannounced on-site FDA periodic inspections. After registration with the FDA, the FDA will inspect the facility for compliance with the general controls. The general controls provisions require annual registration, listing of devices, good manufacturing practice, and labeling. It also prohibits misbranding and adulteration. Our foreign suppliers' finished products are analyzed and tested by the FDA either once the product enters the United States, or when it is taken off the shelf of a pharmacy or hospital. If the FDA has questions at the time of an inspection, the supplier will have a reasonable time to answer and comply with the necessary governmental concerns.

      Our third-party manufacturers are responsible for education of their employees regarding FDA requirements and we ensure they receive all changes of rules applicable either to product compliance or good manufacturing procedures as announced in the Federal Register. We notify our suppliers of changes that we deem necessary or we are aware of that are being discussed within the governmental agencies. By keeping our third-party manufacturers informed we help them remain on the cutting edge of governmental changes in laws.

      FDA 510(k) Approval A 510(k) approval is not FDA approval of our safety syringe; but rather approval to market the safety syringe. The 510(k) approval procedure required us to demonstrate that the Elite Safety Syringe was substantially equivalent to other legally marketed devices that were currently in the United States market. A device is substantially equivalent if, in comparison to a legally marketed device it:
      (a) has the same intended use as a legally marketed device and has the same technological characteristics as the marketed device; or
      (b) has the same intended use as the marketed device; and has different technological characteristics that must be proved safe.

      In the case of our Elite Safety Syringe, we were required to perform a clinical evaluation study to prove that the Elite Safety Syringe, as intended for use, was similar to devices that had no spring activation on the market. The Elite Safety Syringe had a 90% acceptance rating in its clinical evaluations. We then met with the FDA after the clinical evaluation and the FDA inquired about the number of syringes used in the evaluation and where in the hospitals the evaluations were located. After this meeting, the FDA granted the 510(k) without further inquiry.

      ISO 9002 We purchase product from international suppliers who we require to be ISO 9002 approved. ISO 9002, the International Quality System Standard, is a quality assurance program with a principle focus on management responsibility, planning, monitoring, corrective action, and documentation. These principles are applied to the production and the installation aspects of a business. ISO 9002 applies in situations when:
      a) The specified requirements for product are stated in terms of an established design or specification, and
      b) Confidence in product conformance can be attained by adequate demonstration of a supplier's capabilities in production, installation and servicing.
An ISO 9002 facility uses procedures that include management, quality plans, contracts, document/data, purchasing, traceability, process control, correct/prevent, storage/handle, quality records, auditing, training, servicing, and statistics.

      Korean Registration   On February 14, 2001, we received notice that
Medi-Hut International (Mfg) Co. Ltd. had received Korean government approval and registration. Notice of this registration appeared in the daily newspaper in Daejun as required by Korean law. Included in the Korean registration for Medi-Hut International is not only certification for safety syringe production but also certification for manufacturing of standard disposable syringes, authority for retail sales in the Korean market, authorization for import and export of the syringes and authority to manufacture assembly machines.

      RESEARCH AND DEVELOPMENT

      We are committed to search out and develop safety products for the health care profession and to supply the consumer with quality medical products and drugs for a reasonable price. During the 2001 fiscal year we incurred research and development costs of approximately $93,555. These costs were primarily related to wages for work performed by Joseph A. Sanpietro.
We incurred minimal research and development costs in the previous two fiscal years.

      EMPLOYEES

      We have seven full-time employees, three of which are directors and officers. Our employees are not presently covered by any collective bargaining agreement. We have not experienced any work stoppages and believe that our relations with our employees are good.


ITEM 2: DESCRIPTION OF PROPERTY

      We lease 3500 square feet of office and warehouse space located in Lakewood, New Jersey. The leased premises are part of a 35,000 square foot industrial park. The initial term of the lease was for five years with the right to renew the lease for a period of five years after the initial term. In February 2001 we renewed the lease for an additional year and it will expire in February of 2002. We pay approximately $2,000 per month, but the monthly rent payment is contingent upon increases in taxes, insurance and common area maintenance expense. We may cancel the lease with a 90-day written notice to the landlord.

      We are currently completing construction of the Medi-Hut International (Mfg.) Ltd. manufacturing facility located in Seoul, Korea. This facility is approximately 70,000 square feet and will house the automated assembling machines for our 3cc Elite Safety Syringe. We hold a 44% ownership interest in this facility pursuant to our joint venture agreement with COA International.


ITEM 3: LEGAL PROCEEDINGS

      To the best of our knowledge we are not a party to any proceedings or threatened proceedings as of the date of this annual report.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                             PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      In July 2001 our common stock began trading on the Nasdaq SmallCap Market under the symbol "MHUT." Prior to our Nasdaq listing, our common stock traded over-the-counter and was quoted on the NASD OTC Electronic Bulletin Board under the symbol "MHUT." The following table presents the range of the high and low bid prices of our stock for each fiscal quarter for the past two fiscal years ending October 31st as reported by the Nasdaq Stock Market and the Nasdaq Trading and Market Services. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions and may not necessarily represent actual transactions.

      Fiscal Year   Quarter Ended         High       Low
      -----------   -------------     --------    -------

      2000          January 31        $   4.69    $  1.53
                    April 30              6.81       3.53
                    July 31               5.63       3.00
                    October 31            6.31       2.75

      2001          January 31        $   8.65    $  4.66
                    April 30              7.09       4.34
                    July 31               8.98       5.64
                    October 31           10.00       5.27

      Holders. As of January 4, 2002, we had approximately 291 stockholders of record holding 14,058,800 common shares. On January 9, 2002, we issued an additional 356,456 common shares as part of our acquisition of the Solo-Safe(TM) syringe patents and 510(k) approval. Also, we have warrants outstanding to purchase 600,000 common shares at an exercise price of $6.75, which expire through October 2003, and options outstanding to purchase 20,000 shares at an exercise price of $6.75, expiring through December 2003.

      Dividends.   We have not paid cash or stock dividends and have no
present plan to pay any dividends. Instead, we intend to retain any earnings to finance the operation and expansion of our business. We are not presently subject to any restriction on our present or future ability to pay any dividends. We anticipate that the terms of future debt and/or sales of common stock may restrict the payment of cash dividends. Therefore, the payment of any cash dividends on our common stock is unlikely. However, our Board of Directors may revisit this matter from time to time and may determine our earnings, financial condition, capital requirements and other factors allow for the payment of dividends.

SALES OF UNREGISTERED SECURITIES

      The following discussion describes all securities sold by us without registration within the past three years:

      On January 9, 2002, we agreed to sell 356,456 common shares valued at $3.5 million to Spectrum Biotech, Inc. in consideration for its patents, patents pending and 510(k) approval to market for the Solo-Safe(TM) Syringe. These shares will be issued pro rata to Spectrum's twenty-five shareholders. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On October 5, 2001, we agreed to sell 600,000 units to Empire Fund Managers LLC for $3,180,000. Each unit consisted of one common share and a warrant to purchase an additional common share at an exercise price of $6.75. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      Beginning on September 7, 2001, we conducted a private placement of our common stock to qualified purchasers pursuant to Rule 505 of Regulation D of the Securities Act. The maximum offering was 1,000,000 common shares at $5.75 per share with potential proceeds of $5,750,000. On October 19, 2001, we terminated the offering after we had sold an aggregate of 275,000 shares to six accredited investors and one purchaser for $1,581,250. We relied on an exemption from the registration requirements under the Securities Act by reason of Section 3(b) and such offering did not exceed the $5 million aggregate limitation for sales of securities pursuant to Section 3(b) for the prior twelve months.

      On February 1, 2001, we sold 475,000 units to Mid-West First Financial, Inc., an accredited investor, for $1,995,000 pursuant to a private placement agreement dated November 30, 2000. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On January 5, 2001, we issued 4,000 common shares valued at $18,000 to Don Mayer, President of Universal Business Insurance, in consideration for directors and officers liability insurance provided to us. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On November 30, 2000, we agreed to sell, in a private placement, 475,000 units for $1,995,000 to Mid-West

First Financial, Inc., an accredited investor. Each unit consists of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On October 18, 2000, we granted warrants to purchase 100,000 common shares to John Clayton in consideration for his consulting services rendered to us for development of a business and management plan. Such services were valued at $109,000. The warrants had an exercise price of $3.00 for a period of three years, ending October 18, 2003. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On October 1, 2000, we issued warrants to purchase 600,000 common shares to Columbia Financial in consideration for its consulting and investor relations services as our public relations consultant. The warrants were valued at $2,041,000. The warrants are exercisable upon issuance for a period of five years, ending October 1, 2005, with an exercise price of $5.00. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On April 4, 2000, we agreed to issue 350,000 common shares valued at $1,340,500 to Lawrence Marasco in exchange for the one outstanding share of Vallar Consulting. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      On March 14, 2000, we issued 7,000 common shares to John E. Strydesky for consulting services valued at $34,792.50. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

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

      On June 1, 1999, we issued an aggregate of 500,000 warrants to Columbia Financial in consideration for its consulting and investor relations services as our public relations consultant. The warrants are exercisable upon issuance for a period of three years, ending June 1, 2002, with an aggregate exercise price of $437,500. Such services were valued at $26,625. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.

      In each of the private transactions above we believe that each purchaser either had unrestricted access to detailed material information regarding our operations due to personal relationships or was provided the same kind of information regarding our operations as would be available in a registration statement. We believe each possessed sufficient sophistication to evaluate the information provided and was able to bear the economic risk of the
purchase.   Also, we believe each purchaser (i) was aware that the securities had not been registered under federal securities laws; (ii) acquired the securities for his/her/its own account for investment purposes of the federal securities laws; (iii) understood that the securities would need to be indefinitely held unless registered or an exemption from registration applied to a proposed disposition; and (iv) was aware that the certificate representing the securities would bear a legend restricting its transfer. We believe that, in light of the foregoing, the sale of our securities to the respective acquirers did not constitute the sale of an unregistered security in violation of the federal securities laws and regulations by reason of the exemptions provided under 4(2) of the Securities Act, and the rules and regulations promulgated thereunder.

USE OF PROCEEDS

      On October 30, 2001, we filed a registration statement on Form SB-2 (File No. 333-72504) with the SEC. The registration statement as amended was declared effective on December 12, 2001. This registration statement registered 1,850,000 Medi-Hut common shares to be sold by selling stockholders. The aggregate offering amount was approximately $ 15,170,000 and the offering commenced on the effective date. We did not use the services of underwriters or dealers in connection with the sale of the shares. In addition, we will not receive any proceeds from the sale of these shares.

      On January 16, 2001, we filed a registration statement on Form SB-2 (File No. 333-53718) which was declared effective, as amended, on January 29, 2001. We registered 2,250,000 Medi-Hut common shares with an aggregate
offering price of approximately $15,670,000.   The shares were to be sold by
selling stockholders and we did not receive any of the proceeds. All shares registered under this Form SB-2 have been sold by the selling stockholders and we terminated this offering.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following discussion and analysis should be read in conjunction with our financial statements and notes which are included below (See, "Financial Statements," below).

      Acquisition Treatment: In April 2000, Medi-Hut acquired Vallar Consulting, a privately held New York corporation, in an arm's length transaction. Vallar was in the business of selling over-the-counter and name brand pharmaceuticals to distributors and wholesalers nationwide, and had been one of our major customers during our 1999 fiscal year. Medi-Hut issued 350,000 common shares valued at $1,340,500 to the owner of Vallar. The acquisition price was negotiated by the parties rather than using typical valuation models. Vallar's value was established at approximately $1.3 million based upon posted revenues, anticipated sales over a five year period, management's experience in the industry and the value of Vallar's client base. The assets involved in the transaction were primarily accounts receivable since Vallar did not own physical plants, equipment or property.

      The acquisition was treated as a pooling of interests for accounting purposes and Vallar became our wholly-owned subsidiary. The acquisition was structured to qualify as a tax free stock-for-stock exchange pursuant to
Section 368(a)(1)(B) of the Internal Revenue Code of 1986 as amended. Subsequently, Vallar was dissolved and all assets, liabilities and equity were recorded on our books and our financial statements have been restated to reflect these allocations.

      Joint Venture: On November 16, 2000, we entered into a joint venture with COA International Industries, Inc., a Korean corporation. COA International manufactures and exports medical disposable products, including disposable syringes. The purpose of the joint venture was to build and operate a new syringe production facility located in the Republic of Korea. Pursuant to the agreement, we hold a 44% owner interest in Medi-Hut International, COA International holds a 46% ownership interest and the agent for the agreement, Inben Brothers Company, received a 10% ownership interest. Our initial capital contribution was $1,000,000. The agreement became effective in February of 2001 after Medi-Hut International received Korean approval. This facility was completed in November 2001 and we expect this facility to begin production of our 3cc size Elite Safety Syringe within the next ninety 90 days.

RESULTS OF OPERATIONS

      The following table summarizes our results of operations for the fiscal years ended October 31, 2001 and 2000.

                                              Years Ended October 31,
                                                2001         2000
                                            ------------- -------------
      Net Sales                             $ 12,956,339  $  8,130,696
      Cost of Sales                           10,797,215     7,396,343
                                            ------------- -------------
      Gross Profit                             2,159,124       734,353
      Selling, General & Administrative
      Expenses                                 1,558,953       498,835
                                            ------------- -------------
      Operating Income                           600,171       235,518

      Other Income                               241,822        62,146

      Provision for Income Taxes                 322,178        62,664
                                            ------------- -------------
      Net Income                            $    519,815  $    235,000

      Earnings per common share             $       0.04  $       0.02


      YEARS ENDED OCTOBER 31, 2001 AND 2000

      Net Sales. Net sales increased $4,825,643 from fiscal year 2000 compared to the 2001 fiscal year. The increase in net sales for the 2001 fiscal year was primarily a result of increased sales of name brand drugs, medical products and our Elite Safety Syringe.

      Cost of Sales.   During fiscal year 2001 as sales increased, the cost of
sales has decreased from 91.1% of net sales in 2000 to 83.3% of net sales in 2001. The decreased costs are due to the better profit margin of the name brand drugs which accounted for 81.6% of our revenues.

      Selling, General and Administrative. In fiscal year 2001 these expenses increased $1,060,118 from fiscal year 2000. The increase in expenses resulted primarily from increased salaries and benefits, product liability insurance, Nasdaq fees, depreciation and amortization of consultant fees.

      Other Income (Expense). We recorded interest income of $229,175 for fiscal year 2001 compared to interest income of $62,146 for the 2000 fiscal year. This income is primarily from investments in sweep money market accounts and notes receivable on exercised warrants. Additionally, we recorded our initial share of income of $12,647 for fiscal year 2001 from our equity method joint venture investment in Medi-Hut International Co., LTD.

      Income Taxes.   We recorded income taxes of $322,178 for fiscal year
2001 compared to income taxes of $62,664 for the 2000 fiscal year. The increase was due to an increase in taxable income.

      Net Income.   We posted net income of $519,815 for the 2001 fiscal year
compared to net income of $235,000 for the 2000 fiscal year. Sales of name brand drugs coupled with increased interest income were the primary reasons for the increase in net income.

      YEARS ENDED OCTOBER 31, 2000 AND 1999

      Net Sales. Net sales increased $3,372,428 from fiscal year 1999 compared to the 2000 fiscal year. The increase in net sales for the 2000 fiscal year was primarily a result of increased sales of name brand drugs and medical products.

      Cost of Sales.   During fiscal year 2000 as sales increased the cost of
sales has also increased from 89.7% of net sales in 1999 to 91.0% of net sales in 2000. The increased costs are due to the smaller profit margin of the name brand drugs which accounted for 71.2% of our revenues.

      Selling, General and Administrative. In fiscal year 2000 these expenses decreased $82,511 from fiscal year 1999. The decrease in expenses resulted primarily from reduced travel and office expenses and reduced occupancy costs.

      Other Income (Expense). We recorded interest income of $62,146 for fiscal year 2000 compared to interest income of $8,109 for the 1999 fiscal year. This income is primarily from investments in commercial paper. The income was offset by a $4,554 interest expense incurred on our line of credit during fiscal year 1999.

      Income Taxes.   We had $127,931 available net operating loss carry
forwards as of October 31, 2000. We may use these carry forwards to reduce our Federal taxable income and tax liabilities in future years. The carry forwards will be used in full on our October 31, 2000 corporate tax return.

      Net Income (Loss).   We posted a net income for the 2000 fiscal year
compared to a net loss for the 1999 fiscal year. The acquisition of Vallar and sales of name brand drugs coupled with a reduction in selling, general and administrative expenses were the primary reasons for the net income.

      QUARTERLY TRENDS

      We do not anticipate experiencing seasonal fluctuations in our operations because sales of medical supplies is not seasonal in nature.

      RISKS RELATED TO OUR BUSINESS

      We have become profitable in the last two fiscal years, but may be unable to sustain our profitability if we change our operations and/or product prices increase.

      We recorded a net income of $519,815 for the 2001 fiscal year and $235,000 for the 2000 fiscal year. However, prior to the 2000 fiscal year, we had recorded net losses since our inception in 1981. We may be unable to sustain our profitability if third-party suppliers increase the prices we pay for our products or if we experience financial difficulties as we expand our operations to include manufacturing of our safety syringes.

      We may not be able to compete successfully in our market because we have a small market share and are subject to intense competition.

      We estimate that we have less than a 1% market share. We compete with companies large and small who wholesale over-the-counter drugs, name brand drugs, safety syringes and medical products. Many of these companies have brand name recognition and significantly greater financial, technical, marketing, and managerial resources. We believe we must deliver a quality product at a competitive price in order to achieve brand name recognition and market acceptance of our Elite medical products, Tru-Choice Drugs and Elite Safety Syringe. We expect competition to continue in the future as the markets for medical products develop and as additional competitors enter our market.

      We depend upon our patent and proprietary rights for our Elite Safety Syringe and these rights cannot be completely safeguarded against infringement.

      Our ability to compete effectively in the safety syringe market will depend, in part, upon our ability to protect our Elite Safety Syringe patent. Intellectual property rights, by their nature, are uncertain and involve complex legal and factual questions. Our competitors may independently develop or obtain patents on safety syringes that are substantially equivalent or superior to ours. In the development of our products, we might unknowingly infringe upon the proprietary rights of others, which would expose us to significant liability. If we unknowingly infringe on another's proprietary rights, then we could be forced to seek a license to that party's proprietary rights, or be required to alter our products or processes so they no longer infringe upon those rights, or we might be forced to litigate the matter. These efforts might be expensive and unsuccessful.

      Our revenues are dependent upon a few customers who may leave us at any time.

      During fiscal year 2001 we relied on three major customers for approximately 87% of our net sales. We do not enter into long-term agreements with these customers and they can use other wholesalers at any time. If one or more of these major customers were to use other wholesalers, we could experience a substantial drop in revenues.

      We buy and manufacture products in foreign countries which subjects us to risks associated with global operations, including fluctuating currency exchange rates and political instability.

      We purchase products from suppliers located in Korea and we manufacture our Elite Safety Syringe in Seoul, Korea. As a result, our future revenues may be affected by the economy and political stability of this country if developments in these areas interrupt or increase the expenses related to the manufacturing of our products. In addition, international operations are subject to a number of risks, including:
      a.  longer payment cycles;
      b.  unexpected changes in regulatory environments;
      c.  import and export restrictions and tariffs;
      d.  difficulties in staffing and managing international operations; and
      e.  the potential for recessions in this foreign economy.

LIQUIDITY AND CAPITAL RESOURCES

      We have funded our cash requirements primarily through revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues and equity transactions. At the year ended October 31, 2001, we had $4,311,872 in cash and working capital of $5,235,176 compared to cash of $502,243 and working capital of $1,192,888 at year ended October 31, 2000. We had total current assets of $8,663,253 with total current liabilities of $3,428,077 as of October 31, 2001, compared to $2,908,632 total current assets and $1,716,444 total current liabilities for year ended October 31, 2000.

      Net cash provided by our operating activities was $865,908 for the year ended October 31, 2001, compared to $37,749 net cash used by operating activities for the year ended October 31, 2000. Net cash used by investing activities was $1,608,948 for the 2001 period compared to $157,259 net cash provided by investing activities for the same period in 2000. Of the 2001 period amount, $1,000,000 is related to our investment of capital funding in Medi-Hut International (Mfg.) Co., Ltd. under our joint venture agreement with COA International Industries, Inc. In addition, we invested $900,000 to purchase distribution rights under an exclusive relationship with a drug manufacturer, Syntho Pharmaceuticals, Inc.

      Net cash provided by financing activities was $4,552,669 for the year ended October 31, 2001 compared to $2,000 net cash used by financing activities for the year ended October 31, 2000. The 2001 increase was primarily related to proceeds of $1,512,500 from the exercise of 800,000 warrants (which were granted under various agreements and the underlying common shares were registered under the Securities Act of 1933 on January 29,
2001). In addition, $1,995,000 in proceeds were realized from the sale of common stock during the year ended October 31, 2001. On November 30, 2000 we agreed to sell, in a private placement, 475,000 units for $1,995,000 to Mid-West First Financial, Inc., an accredited investor. Each unit consisted of one common share and one warrant to purchase one common share. The warrants are exercisable for a period of five years at an exercise price of $5.25. The 475,000 warrants were exercised during the third quarter 2001 and we issued a note receivable of $2,493,750 pertaining to the exercise and received $1,050,000 on the note through year ended October 31, 2001.

      Financing. We have a revolving line of credit, expiring January 31, 2002, which increased during 2001 to $1,750,000. PNC Bank, N.A. makes loans to us at 3/4 % above the prime interest rate for the revolving line of credit. This line of credit is secured by all the assets of Medi-Hut. As of the years ended October 31, 2001 and 2000, there were no amounts outstanding on the line of credit.

      On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our safety syringes. We continue to seek an underwriter for the bonds, however, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. We anticipate that we will rely on manufacturing facilities located in Korea to produce our safety syringes for the present.

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


ITEM 7: FINANCIAL STATEMENTS



                      Medi-Hut Company, Inc.

                       Financial Statements

                    October 31, 2001 and 2000


                            . . . . . .



                      Medi-Hut Company, Inc.
                Index to the Financial Statements
                    October 31, 2001 and 2000


                                                                        Page

Independent Auditors' Report on the Financial Statements...................1

Financial Statements

    Balance Sheet..........................................................2

    Statements of Operations...............................................3

    Statement of Stockholders' Equity......................................4

    Statements of Cash Flows.............................................5-6

    Notes to the Financial Statements...................................7-15

    Independent Auditors' Report on the Additional Information............16

Additional Information

    Schedules of Selling, General and Administrative Expenses.............17

                          Rosenberg Rich
                           Baker Berman
                            & Company
                  A Professional Association of
                   Certified Public Accountants
   380 Foothill Road * PO Box 6483 * Bridgewater NJ 08807-0483
             Phone: 908-231-1000 * Fax: 908-231-6894
          Website: www.rrbb.com * E-Mail: info@rrbb.com


                   Independent Auditors' Report



To the Board of Directors and Stockholders of Medi-Hut Company, Inc.



We have audited the balance sheet of Medi-Hut Company, Inc. as of October 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended October 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Hut Company, Inc. as of October 31, 2001, and the results of its operations, and its cash flows for the years ended October 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.




                 /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 5, 2001

                      Medi-Hut Company, Inc.
                          Balance Sheet
                         October 31, 2001



     Assets
Current Assets
  Cash                                                  $  4,311,872
  Accounts receivable                                      3,776,412
  Inventory                                                  527,658
  Prepaid expenses                                            40,078
  Other current assets                                         7,233
                                                        -------------
     Total Current Assets                                  8,663,253
                                                        -------------

Machinery & equipment, net                                   355,146
Investment in joint venture-equity method                  1,012,647
Patents, trademarks  and licensing Costs,
  net of accumulated amortization of $9,862                   38,554
Deposits on distribution rights                              900,000
                                                        -------------
     Total Assets                                         10,969,600
                                                        =============


     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses                    3,334,000
  Income taxes payable                                        94,077
                                                        -------------
     Total Current Liabilities                             3,428,077
Deferred income taxes  payable                               201,000
                                                        -------------
     Total Liabilities                                     3,629,077
                                                        -------------
Stockholders' Equity
  Common stock, voting $.001 par value; 100,000,000
   shares authorized; 14,058,800 and 10,829,800
   shares issued and outstanding, respectively                14,059
  Additional paid-in capital                              16,270,347
  Stock subscriptions receivable                          (4,006,250)
  Notes and accrued interest receivable on issued
   stock/exercised warrants                               (3,643,566)
  Consultant services                                       (512,153)
  Deferred charges                                           (57,506)
  Retained earnings (deficit)                               (724,408)
                                                        -------------
     Total Stockholders' Equity                            7,340,523
                                                        -------------
     Total Liabilities and Stockholders' Equity         $ 10,969,600
                                                        =============





See notes to the financial statements.                                    2

                      Medi-Hut Company, Inc.
                     Statements of Operations


                                                    Year Ended October 31,
                                                 ---------------------------
                                                     2001         2000
                                                 ------------- -------------

Net Sales                                        $ 12,956,339  $  8,130,696
                                                 ------------- -------------
Cost of Goods Sold
  Beginning inventory                                 238,808        28,500
  Net purchases                                    11,001,737     7,593,591
  Custom fees/freight                                  84,328        13,060
                                                 ------------- -------------
     Cost of Goods Available for Sale              11,324,873     7,635,151

Less:  Ending Inventory                               527,658       238,808
                                                 ------------- -------------

Cost of Goods Sold                                 10,797,215     7,396,343
                                                 ------------- -------------

Gross Profit                                        2,159,124       734,353

Selling, General and Administrative Expenses
 (including Amortization of Consultant Services
  of $819,000 and $20,883, respectively)            1,558,953       498,835
                                                 ------------- -------------

Income from Operations                                600,171       235,518
                                                 ------------- -------------
Other Income
  Interest income                                     229,175        62,146
  Share of income from joint venture                   12,647             -
                                                 ------------- -------------
    Total Other Income                                241,822        62,146
                                                 ------------- -------------

Income Before Provision for Income Taxes              841,993       297,664
Provision for Income Taxes                            322,178        62,664
                                                 ------------- -------------

Net Income                                       $    519,815  $    235,000
                                                 ============= =============
Earnings  per Common Share                       $       0.04  $       0.02
                                                 ============= =============
Earnings  per Common Share - assuming dilution   $       0.04  $       0.02
                                                 ============= =============




See notes to the financial statements.                               3

                      Medi-Hut Company, Inc.
                Statement of Stockholders' Equity
         Period from October 31, 1999 to October 31, 2001

                                                              Notes and
                                                              Accrued
                                                              Interest
                         Common                               Receivable
                         Stock                                On Issued
            Common       ($.001    Additional   Stock         Stock/                             Retained
            Shares       Par       Paid-in      Subscription  Exercised   Consultant  Deferred   Earnings
            Issued       Value)    Capital      Receivable    Warrants    Services    Charges    (Deficit)    Total
            ------------ --------- ------------ ------------ ------------ ----------- ---------- ------------ ------------
Balances,
October 31,
1999          10,822,800 $ 10,823  $ 2,827,967  $         -  $         -  $  (13,708) $ (20,713) $(1,442,763) $ 1,361,606

Dissolution
of Vallar
Consulting
Group                  -        -      (16,000)           -            -           -          -      (36,460)     (52,460)

Funds
expended for
Deferred
Charges                -        -            -            -            -           -     (2,000)           -       (2,000)

Stock
issued to
non-employee
for Deferred
Charges            7,000        7       34,786            -            -           -    (34,793)           -            -

Issuance of
Warrants and
Payment
Agreement for
Services to
be Provided            -        -    2,041,000            -            -  (2,041,000)         -            -            -

Amortization
of Consultant
Services               -        -            -            -            -      13,708          -            -       13,708

Net Income,
Year Ended
October 31,
2000                   -        -            -            -            -           -          -      235,000      235,000
            ------------ --------- ------------ ------------ ------------ ----------- ---------- ------------ ------------
Balances,
October 31,
2000          10,829,800   10,830    4,887,753            -            -  (2,041,000)   (57,506)  (1,244,223)   1,555,854

Issuance of
Common Stock
for Insurance      4,000        4       17,996            -            -           -          -            -       18,000

Issuance of
Common Stock
for Exercised
Warrants         800,000      800    1,511,700            -            -           -          -            -    1,512,500

Issuance of
Common Stock
Units            475,000      475    1,994,525            -            -           -          -            -    1,995,000

Issuance of
Common Stock
for Exercised
Warrants       1,075,000    1,075    3,992,675            -   (3,993,750)          -          -            -            -

Issuance of
Common Stock
Units            600,000      600    3,179,400   (3,000,000)           -           -          -            -      180,000

Costs
associated
with issuance
of Common
Stock Units            -        -     (222,677)           -            -      37,847          -            -     (184,830)

Partial
repayments
of Notes
Receivable             -        -            -            -    1,050,000           -          -            -    1,050,000

Revision of
Warrants
and Payment
Agreement for
Services to
be Provided            -        -     (672,000)           -            -     672,000          -            -            -

Issuance of
Common Stock
pursuant to
a Private
Placement
Offering         275,000      275    1,580,975   (1,006,250)    (575,000)          -          -            -            -

Amortization
of Consultant
Services               -        -            -            -            -     819,000          -            -      819,000

Accrual of
Interest
Receivable
on Notes
Receivable             -        -            -            -     (124,816)          -          -            -     (124,816)

Net Income,
Year Ended
October 31,
2001                   -        -            -            -            -           -          -      519,815      519,815
            ------------ --------- ------------ ------------ ------------ ----------- ---------- ------------ ------------
Balances,
October 31,
2001          14,058,800 $ 14,059  $16,270,347  $(4,006,250) $(3,643,566) $ (512,153) $ (57,506) $  (724,408) $ 7,340,523
            ============ ========= ============ ============ ============ =========== ========== ============ ============




See notes to the financial statements.                                                               4




                          Medi-Hut Company, Inc.
                         Statements of Cash Flows


                                                                 Year Ended October 31,
                                                              ---------------------------
                                                                    2001         2000
                                                              ------------- -------------
Cash Flows From Operating Activities
Net Income                                                    $    519,815  $    235,000
Adjustments to Reconcile Net Income to Net Cash
 Provided (Used) by Operating Activities:
   Depreciation and amortization                                    78,914        15,789
   Amortization of consultant services                             819,000        13,708
   Deferred income taxes                                           183,876        17,124
   Share of income from joint venture                              (12,647)            -
   Stock issued for insurance                                       18,000             -
   Dissolution of Vallar Consulting Group                                -       (62,675)
Decrease (Increase) in Assets
   Accounts receivable                                          (2,912,815)     (366,792)
   Inventory                                                      (288,850)     (209,833)
   Prepaid expenses                                                (36,094)       (1,796)
   Other current assets                                           (132,049)            -
Increase in Liabilities
   Accounts payable and accrued expenses                         2,580,221       276,186
   Income taxes payable                                             48,537        45,540
                                                              ------------- -------------
     Net Cash (Used) Provided  by Operating Activities             865,908       (37,749)
                                                              ------------- -------------
Cash Flows From Investing Activities
   Cash acquired from acquisition of Vallar                              -        10,215
   Cash paid for investment in joint venture                    (1,000,000)            -
   Cash paid for deposits on distribution rights                  (900,000)            -
   Redemption of marketable securities                             400,000       500,000
   Cash paid for machinery & equipment                            (105,392)     (156,608)
   Cash paid for patents, trademarks and licensing costs            (3,556)      (13,081)
   Cash paid for deposit on equipment                                    -      (183,267)
                                                              ------------- -------------
     Net Cash Provided (Used) by Investing Activities           (1,608,948)      157,259
                                                              ------------- -------------
Cash Flows From Financing Activities
   Proceeds from sale of common stock and exercise of warrants   3,502,669             -
   Repayment of notes and accrued interest receivable
     on issued stock/exercised warrants                          1,050,000             -
   Cash paid for deferred charges                                        -        (2,000)
                                                              ------------- -------------
     Net Cash Provided (Used)by Financing Activities             4,552,669        (2,000)
                                                              ------------- -------------

Net Increase in Cash                                             3,809,629       117,510
Cash at Beginning of Period                                        502,243       384,733
                                                              ------------- -------------
Cash at End of Period                                         $  4,311,872  $    502,243
                                                              ============= =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash Paid During the Period for:
     Interest                                                 $          -  $          -
                                                              ============= =============
     Income taxes                                             $     93,982  $        300
                                                              ============= =============



See notes to the financial statements.                                             5


                      Medi-Hut Company, Inc.
               Statements of Cash Flows, Continued

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Notes Receivable of $4,568,750 were issued in 2001 pertaining to the exercise of common stock purchase warrants outstanding.

Stock Subscriptions Receivable of $4,006,250 were issued in 2001 pertaining to the issuance of common stock.

Common stock purchase warrants ($2,041,000) and a payment schedule ($1,200,000) were issued by the Company during 2000 for consultant services totaling $3,241,000. The agreement and terms of the warrants were revised in 2001 as well as the elimination of the payment schedule thereby reducing the consultant services by $672,000.

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

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Medi-Hut Company, Inc. ("Medi-Hut" or "the Company"), is a company in the business of selling wholesale medical supplies including name brand drugs, the "Elite" brand Safety Syringes and private label medical products and the "Tru-Choice" over-the-counter (OTC) drugs. On October 31, 2001, the Company changed its state of domicile from Delaware to Nevada.

Acquisition of Vallar Consulting Group

On April 4, 2000, the Company acquired Vallar Consulting Group (Vallar) in a business combination accounted for as a pooling of interests. Vallar Consulting Group, which engages in the sales of medical supplies, became a wholly owned subsidiary of the Company through the exchange of 350,000 restricted shares of the Company's common stock for all of the outstanding stock of Vallar Consulting Group. Vallar was subsequently dissolved and all the assets, liabilities and equity was recorded on the books of Medi-Hut. The accompanying financial statements for October 31, 2000 are based on the assumption that the companies were combined for the years ended October 31, 2000.

Accounts Receivable

No reserve for doubtful accounts has been established since management believes that all accounts receivable are collectible in full.

Inventory

Inventory is stated at the lower of cost (determined on a first-in, first-out basis) or market. Market values represent the lower of replacement cost or estimated net realizable value.

Deferred Charges

Deferred charges are comprised of costs incurred by the Company for seeking small business loan financing. These charges will be amortized over the loan period when and if such financing is obtained or expensed in full should such financing not be obtained. No amortization expense has been recognized during the years ended October 31, 2001 and 2000.

Depreciation

Machinery and equipment are stated at cost. Depreciation is computed using the straight line method for financial reporting purposes. The estimated useful lives for financial statement purposes of the syringe assembly equipment are seven years and five years for both furniture & fixtures and the automobile. The estimated useful lives of syringe molds for financial statement purposes are three years. For income tax purposes, recovery of capital costs for syringe assembly equipment, syringe molds, furniture & fixtures and the automobile are made using accelerated methods over the asset's class life. Repairs and maintenance expenditures which do not extend the useful lives of the related assets are expensed as incurred.

Amortization

Patents, trademarks and licensing costs are being amortized over their remaining useful lives of 20 years on a straight line basis beginning on the application dates. Total amortization for the years ended October 31, 2001 and 2000 was $2,266 and $2,317, respectively.

Research and Development

Research and development costs incurred relate to wages amounting to $93,555 and $0 for years ended October 31, 2001 and 2000.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

Revenue from product sales is recognized at the time of shipment provided that the resulting receivable is deemed probable of collection.

Income Taxes

In accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109"), deferred taxes are recognized for consultant services and depreciation temporary differences between book and tax methods and for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to realized.

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

NOTE 3 - INVENTORY

Inventory consists of purchased finished goods which totaled $527,658 at October 31, 2001.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 4 - MACHINERY AND EQUIPMENT

Machinery and equipment at cost, less accumulated depreciation, consists of the following:


    Furniture & fixtures            $   52,508
    Syringe molds                      169,129
    Syringe assembly equipment         233,267
    Automobile                          17,680
                                    -----------
       Subtotal                        472,584
    Less accumulated depreciation
     and amortization                  117,438
                                    ----------
       Total                        $  355,146
                                    ==========

Depreciation expense charged to operations was $76,648 and $13,473 for year ended October 31, 2001 and 2000, respectively.

NOTE 5 - INVESTMENT IN JOINT VENTURE

On November 16, 2000, the Company entered into a joint venture agreement with two other partners to form a South Korean company (Medi-Hut International, Ltd. or "MHI"). The Company contributed $1,000,000 for a 44% stock ownership interest in MHI which will be accounted for on the Company's books under the Equity Method of Accounting. The other joint venture partners are COA International Industries, Inc. and Inben Brothers Company, Inc. with a 46% and 10% stock ownership interest, respectively. The joint venture formation was approved by the South Korean government as the new entity will provide a facility for production of the Company's patented safety syringe and allow for better control over the manufacturing and distribution process. There is no readily determinable market value for MHI at October 31, 2001. The condensed balance sheet for MHI at October 31, 2001 is as follows:


     Current assets            $      712,326

     Non-current assets             1,919,563
                               --------------
        Total Assets                2,631,889
                               ==============
     Current liabilities              178,775

     Non-current liabilities        1,128,312
                               --------------
        Total Liabilities           1,307,087

     Stockholders' Equity           1,324,802
                               --------------
        Total Liabilities and
        Stockholders' Equity   $    2,631,889
                               ==============

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 5 - INVESTMENT IN JOINT VENTURE, Continued

The condensed income statement for MHI for year ended October 31, 2001 (initial year) is as follows:


          Net Sales                                 $     148,549

          Cost of Sales                                    35,940
                                                    -------------
          Gross Profit                                    112,609

          Selling, General & Administrative Expenses       86,312
                                                    -------------
          Income from Continuing Operations                26,297

          Non-Operating Income, net of expenses             2,447
                                                    -------------
          Net Income                                $      28,744
                                                    =============

NOTE 6 - DEPOSITS ON DISTRIBUTION RIGHTS

The Company entered into an agreement with a drug manufacturer in November 2001 to be the exclusive distributor of certain drugs. The agreement consists of payments totaling $900,000, which have been deposited with the manufacturer prior to October 31, 2001, a five (5) year term and a first right of refusal covering the sale, use and distribution of any new drugs that the manufacturer may develop. Distribution rights will be amortized over a remaining useful life of 5 years on a straight line basis beginning in the subsequent fiscal year.

NOTE 7 - LINE OF CREDIT

The Company has a $1,750,000 revolving line of credit, under which the bank has agreed to make loans at 3/4% above the prime interest rate, which may be used to support and finance the Company's commercial foreign letters of credit. The line is effective until its January 31, 2002 expiration date and is secured by substantially all of the Company's accounts receivable and inventory assets. As of October 31, 2001, there was $0 outstanding on this line of credit.

At October 31, 2001, the Company had $53,000 of open letters of credit.

NOTE 8 - OPERATING LEASE COMMITMENTS

The Company leases certain office and warehouse space (on a month-to-month basis, 90 days cancelable) and an automobile under operating leases. The following is a schedule of future minimum rental payments (exclusive of common area charges) required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2001.


                Year Ending October 31,
                    2002                              $        7,740
                    2003                                       7,740
                    2004                                       7,095
                                                      ---------------
                    Total minimum payments required   $       22,575
                                                      ===============

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 8 - OPERATING LEASE COMMITMENTS, Continued

Rent expense for the years ended October 31, 2001 and 2000 amounted to $29,655 and $27,347, respectively.

The office and warehouse lease contain provisions for contingent rental payments based upon increases in taxes, insurance and common area maintenance expense.

NOTE 9 - EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income by the weighted average number of shares of
common stock outstanding during the period.   At October 31, 2001 and 2000,
additional amounts were used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for October 31, 2001 and 2000 reflect of the common stock equivalents (warrants) if exercised:

                                                      Year Ended October 31,
                                                  ---------------------------
                                                        2001          2000
                                                  ------------- -------------
   Weighted average number of common shares
        used in basic EPS                            12,312,792    10,679,013
   Effect of Dilutive Securities:
        Warrants                                        450,000     1,400,000
                                                  ------------- -------------
   Weighted average number of common shares
        and dilutive potential common stock used
        in EPS - assuming dilution                   12,762,792    12,079,013
                                                  ============= =============


NOTE 10 - EQUITY TRANSACTIONS

Pursuant to various consulting agreements for public relations services, the Company issued common stock purchase warrants as follows:

                         Exercise
                         Price           Exercise Term
                No. of   Per      ----------------------------
Date of Grant   Shares   Share    Start          Expiration    Vesting Rights
--------------  -------- -------- -------------- ------------- --------------
March 2, 1998    50,000  $ 3.00   March 2, 1998  March 2, 2001  Upon Issue
March 2, 1998    50,000    3.50   March 2, 1998  March 2, 2001  Upon Issue
March 2, 1998    50,000    4.00   March 2, 1998  March 2, 2001  Upon Issue
March 2, 1998    50,000    5.00   March 2, 1998  March 2, 2001  Upon Issue
June 1, 1999    125,000    0.50   June 1, 1999   June 1, 2002   Upon Issue
June 1, 1999    125,000    0.75   June 1, 1999   June 1, 2002   Upon Issue
June 1, 1999    125,000    1.00   June 1, 1999   June 1, 2002   Upon Issue
June 1, 1999    125,000    1.25   June 1, 1999   June 1, 2002   Upon Issue
               --------
Total Shares    700,000
               ========
Total Amount $1,212,500
             ==========


All of the above warrants were exercised, issued and $1,212,500 was received during the year ended October 31, 2001.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 10 - EQUITY TRANSACTIONS, Continued

On October 1, 2000, the Company executed an additional 16 month agreement for public relations services that required cash payments of $100,000 per month, totaling $1,200,000 beginning February 1, 2001. Moreover, 600,000 warrants were also included as part of the agreement which entitled the holder to an exercise price of $5.00 per share, full vesting rights upon issuance and an expiration date of October 1, 2005. The Company implemented a four month trial period in which the entire agreement could have been rendered null and void by the Company up to February 1, 2001. During 2001, the agreement was amended to (1) eliminate the cash payments, (2) extend the trial period for six additional months to August 1, 2001, (3) reduce the warrant exercise price from $5.00 to $2.50 per share (4) reduce the expiration date from October 31, 2005 to October 1, 2001 and (5) extend the service period from 16 months to 20 months. All of the 600,000 warrants were exercised during year ended October 31, 2001.Consequently, a note receivable of $1,500,000 was issued on May 1, 2001 with principal and interest (8% per annum) due and receivable by the Company within one year of the note issuance date. The note provides for prepayment at any time without penalty.

On October 18, 2000, the Company issued to a consultant 100,000 warrants for future services to be provided over a three year period. The exercise price is $3.00 per share, full vesting rights upon issuance and an expiration date of October 18, 2003. On December 18, 2000, 100,000 warrants were exercised by a warrant holder totaling $300,000 of proceeds to the Company and the issuance of 100,000 shares of common stock. The fair value of each warrant issued is estimated on the grant date using the black scholes pricing model with the following weighted-average assumptions used for grants for the years ended October 31, 2001; dividend yield of 0%, risk-free interest of 5%; volatility of 105.874%; and an expected life of 3 years for the warrants. Warrants issued for Consultant Services were valued at $109,000, reflected as a contra-equity account on the balance sheet. Amortization of the Consultant Services amounted to $37,847 and $0 during the years ended October 31, 2001 and 2000, respectively, and has been offset to the Additional Paid-In Capital account on the Company's balance sheet.

On November 30,2000, the Company entered into an agreement to issue and sell 475,000 units to an investor in accordance with the provisions of Section 4(2) and Regulation D of the Securities Act of 1933. Each unit had a price of $4.20 and was comprised of one share of the Company's common stock and one warrant to purchase a share of common stock in the Company which was exercisable beginning on the closing date of the transaction and extended over a five year period thereafter and granted to the investor or holder the right to purchase one additional share of the Company's common stock at a price of $5.25 per share. The Company received $1,995,000 for the units during year ended October 31, 2001.All of the 475,000 warrants were exercised during year ended October 31, 2001. Consequently, a note receivable of $2,493,750 was issued on June 29, 2001 with principal and interest (8% per annum) due and receivable by the Company within two years of the note issuance date. The note provides for prepayment at any time without penalty of which $1,050,000 has been received on the note through year end October 31, 2001.

On January 5, 2001, the Company issued 4,000 common shares valued at $18,000 to an insurance agent in exchange for an insurance liability policy.

On October 1,2001, the Company entered into an agreement to issue and sell 600,000 units to an investor in accordance with the provisions of Section 4(2) and Regulation D of the Securities Act of 1933. Each unit had a price of $5.30 and was comprised of one share of the Company's common stock and one warrant to purchase a share of common stock in the Company which was exercisable beginning on the closing date of the transaction and extended over a three year period thereafter and granted to the investor or holder the right to purchase one additional share of the Company's common stock at a price of $6.75 per share. The Company has a stock subscription receivable, reflected as a contra-equity account on the balance sheet, for the $3,000,000 ($3,180,000 less a 6% commission) of units sold through October 31, 2001.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 10 - EQUITY TRANSACTIONS, Continued

The Company, beginning on September 7, 2001 and lasting up to October 19, 2001, issued a Private Offering Memorandum (POM) which complied with the offering exemptions from registration and qualification under the Securities Act of 1933 and applicable state securities law. The POM was issued as a "best efforts" in order for the Company to raise a maximum of $5,750,000 additional capital through the offering of 1,000,000 shares of its common stock ($.001 par value) at a fixed price of $5.75 per share. The total amount of additional capital raised up to the termination date of October 19, 2001 was $1,581,250 (275,000 common shares) as a result of this POM. The Company recorded $1,006,250 (175,000 shares) as a stock subscription receivable and a note receivable was issued on October 24, 2001 on the remaining amount of $575,000 (100,000 shares)with principal and interest (6% per annum) due and receivable by the Company within two (2) years of the note issuance date. The note provides for prepayment at any time without penalty. Both amounts are reflected as a contra-equity accounts on the balance sheet, through October 31, 2001. (Common shares issued and included as part of the POM directly and indirectly to management/directors totaled $776,250 (135,000 shares)).

Amortization of Consultant Services of $819,000 and $20,883 for the years ended October 31, 2001 and 2000, respectively, has been recorded in accordance with FASB Statement No. 123 as a part of selling, general and administrative expenses in the statements of operations. The fair value of each warrant issued is estimated on the grant date using the black scholes pricing model with the following weighted-average assumptions used for grants for the years ended October 31, 2001 and 2000; dividend yield of 0%; risk-free interest of 4.5%; volatility of 78.07%; and an expected life of 1 year for the warrants. Warrants issued for consultant services for public relations services have a residual value of $441,000 at October 31, 2001, and is reflected as a contra-equity account on the balance sheet.

At October 31, 2001 and 2000, there were 600,000 and 1,400,000 warrants eligible for exercise in common shares, respectively, at prices ranging from $.50 to $6.75 per share. The weighted average remaining contractual life of the warrants is 2 years, 11 months and one year, 3 months, respectively, for the years ended October 31, 2001 and 2000. The weighted average exercise price of the warrants is $6.75 and $3.22, respectively, for the years ended October 31, 2001 and 2000.

NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS

For the years ended October 31, 2001 and 2000, the Company had four and five major customers, sales to which represented approximately 87% ($11,319,041) and 78% ($5,961,254) , respectively, of the Company's revenues. The Company had accounts receivable balances due from these customers of $3,580,102 at October 31, 2001. The loss of these customers would have a materially adverse effect on the Company.

The following indicates the revenues from each of the major customers:


                                                      Year Ended October 31,
                                                  ---------------------------
                                                      2001           2000
                                                  ------------- -------------
      Major Customer #1                           $  8,049,687  $  1,058,089
      Major Customer #2                              1,519,004     2,287,981
      Major Customer #3                              1,310,352       319,324
      Major Customer #4                                439,998     1,060,199
      Major Customer #5                                      -     1,235,661
                                                  ------------- -------------
              Total                               $ 11,319,041  $  5,961,254
                                                  ============= =============

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements


NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS, Continued

For the years ended October 31, 2001 and 2000, the Company had two and one major suppliers, respectively, purchases to which represented approximately 84% ($9,208,169) and 66% ($5,020,539) , respectively, of the Company's total purchases. The Company had accounts payable balances due to these suppliers of $3,108,946 at October 31, 2001. The loss of these suppliers would have a materially adverse effect on the Company.

The following indicates the purchases from each of the major suppliers:


                                                      Year Ended October 31,
                                                  ---------------------------
                                                         2001         2000
                                                  ------------- -------------
      Major Supplier #1                           $  5,472,761  $  5,020,539
      Major Supplier #2                              3,735,408             -
                                                  ------------- -------------
              Total                               $  9,208,169  $  5,020,539
                                                  ============= =============

NOTE 12 - RELATED PARTY TRANSACTIONS

Professional services of $22,234 and $26,644 for years ended October 31, 2001 and 2000, respectively, were provided by firms of which certain individuals in those firms are shareholders/directors of the Company.

There are no balances owed to these related parties at October 31, 2001.


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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


NOTE 14 - INCOME TAXES

The income tax provision  is comprised of the following:


                                        Federal        State        Total
                                     ------------- ------------- -------------
Year Ended October 31, 2001
    Current                          $     94,909  $     43,393  $    138,302
    Deferred                              142,728        41,148       183,876
                                     ------------- ------------- -------------
                                     $    237,637  $     84,541  $    322,178
                                     ============= ============= =============
Year Ended October 31, 2000
    Current                          $     37,001  $      8,539  $     45,540
    Deferred                               13,913         3,211        17,124
                                     ------------- ------------- -------------
                                     $     50,914  $     11,750  $     62,664
                                     ============= ============= =============

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate entirely to net operating loss carryforwards for both Federal and State income tax purposes in 2000 and consultant services and depreciation differences in 2001.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 14 - INCOME TAXES, Continued

The differences between income tax provision in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:


                                                          October 31,
                                                     ---------------------
                                                         2001     2000
                                                     ---------- ----------
      Federal statutory rate                             34%       34%
      Depreciation                                       (4%)       -
      Consultant services                               (14%)       -
      Benefit from net operating loss carryforwards       -       (19%)
                                                     ---------- ----------
      Effective tax rate                                 16%       15%
                                                     ========== ==========


The Company's total deferred tax attributable to consultant services and depreciation differences in 2001 is as follows:


            Deferred tax asset                 $          -
            Deferred tax liability                 (201,000)
                                               -------------
            Net deferred tax asset (liability) $   (201,000)
                                               =============


NOTE 15 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 141 "Business Combinations", and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the type of acquired intangible assets that are required to be recognized and reported separately from goodwill. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001, with early application permitted in certain circumstances. The Company plans to adopt both of these new standards though its impact expected on future financial statements is not known or reasonably estimable.

                          Rosenberg Rich
                           Baker Berman
                            & Company
                  A Professional Association of
                   Certified Public Accountants
   380 Foothill Road * PO Box 6483 * Bridgewater NJ 08807-0483
             Phone: 908-231-1000 * Fax: 908-231-6894
          Website: www.rrbb.com * E-Mail: info@rrbb.com




      Independent Auditors' Report on Additional Information



To the Board of Directors and Stockholders of Medi-Hut Company, Inc.



Our report on the basic financial statements of Medi-Hut Company, Inc. as of October 31, 2001 and 2000 appears on page 1. Those audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information on the following page is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




                 /s/ Rosenberg Rich Baker Berman & Company


Bridgewater, New Jersey
December 5, 2001

                      Medi-Hut Company, Inc.
    Schedules of Selling, General and Administrative Expenses


                                                           Year Ended
                                                           October 31,
                                                   ---------------------------
                                                        2001         2000
                                                   ------------- -------------
Officers' salaries                                 $    197,562  $    128,653
Sales salaries                                           17,775        37,800
Office and warehouse salaries                            51,540        24,900
Delivery expense                                              -           816
Advertising and brochures                                 2,181           513
License and permits                                         970         4,345
General insurance                                       112,968        29,001
Payroll taxes                                            26,225        17,049
Rent                                                     29,655        27,347
Office supplies and expense                              44,924        40,541
Postage                                                     400           444
Accounting and legal                                     48,520        44,736
Amortization of consultant expenses                     819,000        20,883
Bank charges                                              4,026         2,605
Repairs and maintenance                                     272           294
Utilities                                                 2,369         1,974
Depreciation                                             76,648        13,473
Employee welfare                                         44,411        32,136
Amortization of patents and licensing costs               2,266         2,317
Garbage removal                                             655           351
Auto expense                                             23,736        19,948
Bad debts                                                     -        35,235
Travel and entertainment                                  3,223         5,001
Telephone                                                 4,692         4,806
Donations of Inventory                                   18,991             -
NASDAQ and SEC fees                                      24,257             -
Miscellaneous                                             1,687         3,667
                                                   ------------- -------------
                                                   $  1,558,953  $    498,835
                                                   ============= =============

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

      We have not had a change in, or disagreement, with our principal independent accountant during the past two fiscal years.



                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Our directors, executive officers and key employees and their respective ages and positions are set forth below. Biographical information for each person is also presented below. Our amended by-laws require five directors and each elected director serves until the next annual meeting or until he is succeeded by another qualified director who has been elected. Our executive officers are chosen by our Board of Directors and serve at its discretion. Joseph A. Sanpietro and Vincent J. Sanpietro are brothers.

      Name                   Age  Position Held
      --------------------- ----- ----------------
      Joseph A. Sanpietro    51   President, Chief Executive Officer, Director
      Vincent J. Sanpietro   54   Secretary, Director
      Robert Russo           42   Treasurer, Director
      James G. Aaron         57   Director
      James S. Vaccaro       45   Director
      Laurence M. Simon      36   Chief Financial Officer

      Joseph A. Sanpietro Joseph Sanpietro has been the President, Chief Executive Officer and Director of Medi-Hut since January 1998. He served as the President of Medi-Hut/New Jersey from 1982 to 1998. Mr. Sanpietro has had challenging careers with Cooper Laboratories, as a front line analytical chemist; Schering-Plough as an international analytical chemist leader where he was the youngest assistant manager with both BS and MS chemists reporting directly to him. Mr. Sanpietro was a project manager at Johnson & Johnson heading a multi-million dollar relocation startup project. He graduated from Hofstra University in 1972, with a Bachelor of Science degree in chemistry and he continued his education at Seton Hall University with studies in chemistry and law.

      Vincent J. Sanpietro Vincent Sanpietro has been the Secretary and Director of Medi-Hut since January 1998. He served as Secretary for Medi-Hut/New Jersey, from 1982 to 1998. He held managerial positions in Wells Recruiting Personnel and he was President of Focus Personnel, an Illinois Corporation. Vincent Sanpietro was also Vice President of Sales of Focus Medical Products, Inc. He graduated with a bachelors degree in Business Administration from New York Institute of Technology.

      Robert Russo Mr. Russo has been the Treasurer and a Director of Medi-Hut since March 1998. He is the Managing Senior Partner of Koenig, Russo and Associates, LLC and has been employed with that firm since 1982. He has extensive experience in accounting, auditing, and business management. Mr. Russo has concentrated his work in the field of taxes, employee benefit programs, business, financial, estate and retirement planning. Mr. Russo graduated from Seton Hall University, New Jersey, with a degree in accounting and received his Masters in Business Administration in business finance. Mr. Russo is also a member of the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

      James G. Aaron Mr. Aaron was elected as a Director on April 3, 2001. He is a shareholder in the law firm of Anzell Zaro Grimm & Aaron, P.C., located in Ocean, New Jersey. Mr. Aaron chairs the firm's commercial litigation, municipal law and bankruptcy department. Mr. Aaron merged his firm with Ansell Zaro in May of 1996. Mr. Aaron formerly served on the advisory board of the Jersey Shore Bank and has represented Colonial First National Bank, MidAtlantic/Merchants National Bank, Fidelity Union Bank, and Monmouth County National Bank. He earned an bachelors degree from Dickinson College, Carlisle, Pennsylvania in 1966 and graduated from New

York University School of Law in 1969, receiving a J.D. degree that year. He is presently a member of the Executive Committee and serves as Secretary and member of the Board of Directors of Monmouth Community Bank, a federally chartered banking institution.

      James S. Vaccaro   Mr. Vaccaro was elected as a Director on April 3,
2001. He is Chief Executive Officer of Monmouth Community Bank located in Long Branch, New Jersey and has held that position since April 2000. He has served as Chairman of the Board of Monmouth Community Bank since its inception
in July of 1998.   From January 1997 to April 2000 he served as a Director of
ASA, Inc. an international risk management employee benefits and healthcare provider. From March 1995 to December 1996 he was employed by First Option Health Plan, an HMO located in Red Bank, New Jersey, serving as its Executive Vice President and Chief Operating Officer and assisting that company in its search for a corporate partner. He has over 15 years experience in the banking industry along with five years experience in the managed care industry. He received an PMD Degree from Harvard Graduate School in May 1990 and a bachelors degree in economics from Ursinus College in May 1979. He currently serves as a director of Labvolt, Inc., a reporting company.

      Laurence M. Simon On April 20, 2001, our Board of Directors appointed Mr. Simon as our Chief Financial Officer. Mr. Simon is a certified public accountant who has over 14 years of experience in the accounting field assisting clients with corporate finance, Securities and Exchange Commission reports, and preparation of individual, corporate and fiduciary tax returns. From 1989 to April 2001, he had been employed by the accounting firm of Rosenberg, Rich, Baker, Berman and Company, Certified Public Accountants, located in Bridgewater, New Jersey. He is a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants. He received a bachelor's degree in accounting from Belmont Abbey College located in Belmont, North Carolina.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. To our knowledge, based upon review of the copies of the forms furnished to us during the fiscal year ended October 31, 2001, Laurence M. Simon filed a Form 5 in lieu of a late Form 3.

COMMITTEES

      On April 20, 2001, our Board established an audit committee and adopted a written charter for that committee. The members of the committee are:
James G. Aaron, Robert Russo and James S. Vaccaro.


ITEM 10: EXECUTIVE COMPENSATION

      The following table shows the compensation paid to our named executive officers in all capacities during the past three fiscal years.

                    SUMMARY COMPENSATION TABLE

                                    Annual Compensation
                              ------------------------------------
                              Fiscal
Name and Principal Position   Year        Salary ($)     Bonus     Other
---------------------------   -------    ----------- ----------- ----------
Joseph A. Sanpietro            2001      $ 93,555    $     0     $ 7,756 (1)
President, CEO and Director    2000        77,225          0       6,000 (1)
                               1999        85,200          0           0

Vincent J. Sanpietro           2001      $ 62,340    $     0     $ 5,906 (1)
Secretary and Director         2000        51,428          0       5,000 (1)
                               1999        63,700          0           0

Laurence M. Simon              2001      $ 41,667    $     0     $ 2,061 (2)
Chief Financial Officer        2000             0          0           0
                               1999             0          0           0


      (1) Personal benefits: Lease payments for automobile.
      (2) Personal benefits: Personal use of company owned automobile.

COMPENSATION OF DIRECTORS

      We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

EMPLOYMENT CONTRACTS

      On November 1, 2001, we entered into an employment agreement with Laurence M. Simon. We hired Mr. Simon as our Chief Financial Officer for a term of two years and two months. The first two months of the term are a trail period. The agreement provides that Mr. Simon will receive an annual salary of $100,000, along with benefits, including: insurance, vacation, sick leave and use of a company vehicle. In addition, we granted stock options to Mr. Simon to purchase an aggregate of 20,000 common shares at $6.75. Options for 3,680 shares vest on December 31, 2001 and the remainder vest at a rate of 680 common shares each month through December 31, 2003. The agreement provides that Mr. Simon may be terminated for gross negligence or willful misconduct in the performance of his duties, if he is convicted of a felony or if the Board of Directors determines it is in our best interest not to continue his employment. If the Board determines not to continue his employment after the trial period, then he will receive a buy-out equal to twelve month's salary. Mr. Simon has agreed to maintain the confidentiality of company information and to not compete with the company for a period of two years after termination. If he breaches this part of the agreement he is subject to $25,000 in liquidated damages.

      We have not entered into employment agreements with any other executive officer. The entire Board of Directors participates in deliberations concerning executive officer compensation. Using their business judgment, the Board determines the yearly salary for each officer. We believe the salaries paid to our executive officers are reasonable based on their experience and responsibilities.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth the beneficial ownership of our outstanding common stock of:

      .    each of our executive officers;
      .    each of our directors; and
      .    all executive officers and directors as a group.

      We are unaware of any other person or group who beneficially owns more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 14,420,296 shares which include

14,415,256 shares of outstanding common stock as of January 9, 2002, and an additional 5,040 shares which may be acquired within the next 60 days upon exercise of options.


                            MANAGEMENT

                                          Common Stock Beneficially Owned
                                 -------------------------------------------
Name and Address of              Number of Shares of
Beneficial Owners                Common Stock            Percentage of Class
-------------------------------- ----------------------- -------------------

Joseph A. Sanpietro              3,279,200                  22.7 %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Vincent J. Sanpietro               554,800                   3.8 %
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

Robert Russo                       125,000 (1)                 *
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

James G. Aaron                      42,500 (2)                 *
1500 Lawrence Avenue
Ocean, New Jersey 07712

James S. Vaccaro                     2,000                     *
627 Second Avenue
Ocean, New Jersey 07712

Laurence M. Simon                   15,040 (3)                 *
1935 Swarthmore Avenue
Lakewood, New Jersey 08701

All executive officers and
 directors as a group            4,018,540                  27.8%

*    Less than one percent
(1) Mr. Russo shares voting and investment power of 20,000 shares held by his wife.
(2) Mr. Aaron shares voting and investment power of 36,000 shares held by ERBA Co., Inc. and 6,500 shares held by his family trust.
(3) Includes stock options which are exercisable within the next 60 days to purchase 5,040 shares.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Robert Russo, our Treasurer and Director, is the managing member of Koenig, Russo & Associates LLC. We pay the Russo Koenig firm for the accounting services provided to us by Mr. Russo. For the 2001 fiscal year we paid approximately $18,696 to Koenig Russo and for the 2000 fiscal year we paid approximately $23,302 to Koenig Russo for Mr. Russo's services,

      On April 20, 2001, we hired Laurence M. Simon as our Chief Financial Officer, for an annual salary of approximately $100,000 with benefits. We entered into a formal employment contract with Mr. Simon in November

      2001 (See, "Executive Compensation - Employment Contracts," above). Mr. Simon had been employed since 1989 by the accounting firm of Rosenberg, Rich, Baker, Berman and Company, Certified Public Accountants. Rosenberg, Rich, Baker, Berman has been Medi-Hut's independent auditor for the past two fiscal years.

      Mr. James G. Aaron, our director, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C., which serves as Medi-Hut's general counsel. Medi-Hut has paid approximately $3,538 in legal fees for the 2001 fiscal year and $3,342 in legal fees for the 2000 fiscal year to Ansell Zaro Grimm & Aaron, P.C.

      On October 19, 2001 we agreed to sell an aggregate of 135,000 common shares to three directors and officers as part of our private placement. Robert Russo, our Treasurer and Director, purchased 100,000 shares for $575,000; Laurence M. Simon, our Chief Financial Officer, purchased 10,000 shares for $57,500; and, ERBA Co, Inc., a corporation affiliated with James G. Aaron, our Director, purchased 25,000 shares for $143,750.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number            Description
-------------- -------------------------------------------------------------
2.1 Agreement and Plan of Reorganization between Medi-Hut and Vallar Consulting, dated January 10, 2000. (Incorporated by reference to Medi-Hut's 10-KSB, as amended, filed January 26,
               2000)

3.1 Articles of Incorporation of Medi-Hut (Incorporated by reference to exhibit 3.1 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

3.2 Bylaws of Medi-Hut (Incorporated by reference to exhibit 3.4 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999)

10.1 Lease between Medi-Hut and Stamos & Sommers, LLC, dated December 12, 1997 (Incorporated by reference to exhibit 10.1 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999)

10.2 Form of Confidential Agreement (Incorporated by reference to exhibit 10.2 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999)

10.3 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (Incorporated by reference to exhibit 10.3 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999)

10.4 Promissory Note between Medi-Hut and PNC Bank, N.A., dated October 10, 1997 (Incorporated by reference to exhibit 10.4 to Medi-Hut's 10-KSB, as amended, filed January 26, 2000)

10.5 Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000 (Incorporated by reference to the Form SB-2, file No. 333-53718, filed January 16, 2001)

10.6 Amendment to Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000 (Incorporated by reference to the Form 10-Q, filed June 4, 2001)

10.7 Joint Venture Agreement between Medi-Hut and COA International Industries, Inc., dated November 16, 2000 (Incorporated by reference to exhibit 10.8 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

10.8 Unit Purchase Agreement between Empire Fund Managers, LLC, dated October 5, 2001 (Incorporated by reference to exhibit
               10.9 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

10.9 Registration Rights Agreement between Medi-Hut and Empire Fund Managers, LLC, dated October 5, 2001 (Incorporated by reference to exhibit 10.10 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

10.10 Employment agreement between Laurence M. Simon and Medi-Hut, dated November 1, 2001 (Incorporated by reference to exhibit
               10.11 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

10.11 Asset Purchase Agreement between Medi-Hut and Spectrum Biotech, Inc., dated January 9, 2002.


(b)      Reports on Form 8/K

      On December 12, 2001, we filed a current report on Form 8-K under Item 5 regarding the SEC grant of an effective date of our registration statement on Form SB-2.

                            SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     MEDI-HUT CO., INC.


     /s/ Joseph A. Sanpietro
By: __________________________________________________   Date: 01/09/02
    Joseph A. Sanpietro, President, CEO and Director


      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of Medi-Hut and in the capacities and on the dates indicated.



     /s/ Vincent J. Sanpietro
By: _______________________________________________      Date: 01/09/02
    Vincent J. Sanpietro, Secretary and Director


     /s/ Robert Russo
By: _______________________________________________      Date: 01/08/02
    Robert Russo, Treasurer and Director


     /s/ Laurence M. Simon
By: _______________________________________________      Date: 01/09/02
    Laurence M. Simon, Chief Financial Officer


     /s/ James G. Aaron
By: _______________________________________________      Date: 01/09/02
    James G. Aaron, Director


     /s/ James S. Vaccaro
By: _______________________________________________      Date: 01/09/02
    James S. Vaccaro, Director