Form 10-Q
period 2002-01-31
MEDI HUT CO INC
filed 2002-03-15
CIK 1093285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For Quarter Ended: January 31, 2002

                                OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  Commission File No. 000-27119

                        MEDI-HUT CO., INC
      (Exact name of registrant as specified in its charter)

             Nevada                                   222-436-721
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

     As of March 15, 2002, Medi-Hut had a total of 14,415,256 shares of common stock issued and outstanding.

                        TABLE OF CONTENTS

                  PART I: FINANCIAL INFORMATION

Item 1: Financial Statements................................................3

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................12

Item 3: Quantitative and Qualitative Disclosure About Market Risk..........14

                    PART II: OTHER INFORMATION

Item 1: Legal Proceedings .................................................14

Item 2: Changes in Securities and Use of Proceeds..........................14

Item 5: Other Information..................................................14

Item 6: Exhibits and Reports Filed on Form 8-K ............................15

Signatures.................................................................17



                  PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

     The financial information set forth below with respect to Medi-Hut's statements of operations for the three months ended January 31, 2002 and 2001 is unaudited. This financial information, in the opinion of Medi-Hut's management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three months ended January 31, 2002 are not necessarily indicative of results to be expected for any subsequent period.

                      Medi-Hut Company, Inc.

                       Financial Statements

    January 31, 2002 and 2001(Unaudited) and October 31, 2001

                      Medi-Hut Company, Inc.
                Index to the Financial Statements






                                                                        Page

Financial Statements

     Balance Sheets as of January 31, 2002 (Unaudited)
     and as of October 31, 2001............................................1

     Statements of Operations (Unaudited) for the Three
     Months Ended January 31, 2002 and 2001................................2

     Statements of Cash Flows (Unaudited) for the Three
     Months Ended January 31, 2002 and 2001............................... 3

     Notes to the Financial Statements...................................4-8

                      Medi-Hut Company, Inc.
                          Balance Sheets


                                                  January 31,    October 31,
                                                     2002           2001
                                                  (Unaudited)
                                                 ------------- -------------
      Assets

Current Assets
  Cash                                           $  5,909,965  $  4,311,872
  Accounts receivable, less allowance for
   doubtful accounts of $52,272 and $0,
   respectively                                     7,940,540     3,776,412
  Inventory-finished goods                            671,081       527,658
  Prepaid expenses                                    281,523        40,078
  Other current assets                                  4,711         7,233
                                                 ------------- -------------
     Total Current Assets                          14,807,820     8,663,253
                                                 ------------- -------------

Machinery & equipment, net of accumulated
 depreciation of $141,795 and $117,438,
 respectively                                         330,790       355,146
Investment in joint venture-equity method             963,645     1,012,647
Patents, trademarks  and licensing Costs, net of
 accumulated amortization of $10,467 and $9,862,
 respectively                                          37,949        38,554
Distribution rights, net of accumulated
 amortization of $45,000 and $0, respectively         855,000       900,000
Acquisition of Solo-SAFE TM syringe
 technology assets                                  3,500,000             -
                                                 ------------- -------------
     Total Assets                                  20,495,204    10,969,600
                                                 ============= =============

     Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable and accrued expenses             4,688,816     3,334,000
  Income taxes payable                                554,895        94,077
                                                 ------------- -------------
     Total Current Liabilities                      5,243,711     3,428,077
Deferred income taxes payable                          93,000       201,000
                                                 ------------- -------------
     Total Liabilities                              5,336,711     3,629,077
                                                 ------------- -------------
Stockholders' Equity
  Common stock, voting $.001 par value;
   100,000,000 shares authorized; 14,415,256
   and 14,058,800 shares issued and outstanding,
   respectively                                        14,415        14,059
  Additional paid-in capital                       19,760,907    16,270,347
  Stock subscriptions receivable                   (2,000,000)   (4,006,250)
  Notes and accrued interest receivable on
   issued stock/exercised warrants                 (2,184,827)   (3,643,566)
  Consultant services                                (314,070)     (512,153)
  Deferred charges                                    (57,506)      (57,506)
  Retained earnings (deficit)                         (60,426)     (724,408)
                                                 ------------- -------------
     Total Stockholders' Equity                    15,158,493     7,340,523
                                                 ------------- -------------
     Total Liabilities and Stockholders' Equity  $ 20,495,204  $ 10,969,600
                                                 ============= =============





The accompanying notes are an integral part of the financial statements.
                                                                           1

                      Medi-Hut Company, Inc.
                     Statements of Operations



                                                    Three         Three
                                                    Months        Months
                                                     Ended        Ended
                                                  January 31,   January 31,
                                                      2002         2001
                                                  (Unaudited)   (Unaudited)
                                                 ------------- -------------

Net Sales                                        $ 10,086,215  $  2,199,480
                                                 ------------- -------------
Cost of Goods Sold
  Beginning inventory                                 527,658       238,808
  Net purchases                                     8,604,160     1,917,199
  Custom fees/freight                                  12,243        12,076
                                                 ------------- -------------
    Cost of Goods Available for Sale                9,144,061     2,168,083
Less:  Ending Inventory                               671,081       214,054
                                                 ------------- -------------
    Cost of Goods Sold                              8,472,980     1,954,029
                                                 ------------- -------------
Gross Profit                                        1,613,235       245,451

Selling, General and Administrative Expenses
 (including Amortization of Consultant Services
  of $189,000 and $0, respectively)                   524,289       154,879
                                                 ------------- -------------
Income from Operations                              1,088,946        90,572
                                                 ------------- -------------
Other Income
  Interest income                                      66,318        15,748
  Share of (loss) from joint venture                  (49,002)            -
                                                 ------------- -------------
    Total Other Income                                 17,316        15,748
                                                 ------------- -------------
Income Before Provision for Income Taxes            1,106,262       106,320
Provision for Income Taxes                            442,280        29,724
                                                 ------------- -------------
Net Income                                       $    663,982  $     76,596
                                                 ============= =============
Earnings per Common Share                        $       0.05  $       0.01
                                                 ============= =============
Earnings per Common Share - assuming dilution    $       0.05  $       0.01
                                                 ============= =============


The accompanying notes are an integral part of the financial statements.

                      Medi-Hut Company, Inc.
                     Statements of Cash Flows


                                                      Three Months Ended
                                                         January 31,
                                                        2002     2001
                                                   (Unaudited) (Unaudited)
                                                  ------------- -------------
Cash Flows From Operating Activities
Net Income                                        $    663,982  $     76,596
Adjustments to Reconcile Net Income to Net Cash
 Provided (Used) by Operating Activities:
   Depreciation and amortization                        69,961        14,043
   Provision for doubtful accounts                      52,272             -
   Amortization of consultant services                 189,000             -
   Deferred income taxes                              (108,000)        6,935
   Share of loss from joint venture                     49,002             -
Decrease (Increase) in Assets
   Accounts receivable                              (4,216,400)      340,122
   Inventory                                          (143,423)       24,754
   Prepaid expenses                                   (241,445)      133,257
   Other current assets                                 24,744        (1,541)
Increase in Liabilities
   Accounts payable and accrued expenses             1,354,815      (244,217)
   Income taxes payable                                460,818        (5,063)
                                                  ------------- -------------
      Net Cash (Used) Provided by
       Operating Activities                         (1,844,674)      344,886
                                                  ------------- -------------
Cash Flows From Investing Activities
   Cash paid for investment in joint venture                 -      (500,000)
   Cash paid for machinery & equipment                       -        (4,133)
   Cash paid for deposit on equipment                        -       (50,000)
                                                  ------------- -------------
      Net Cash (Used) by Investing Activities                -      (554,133)
                                                  ------------- -------------
Cash Flows From Financing Activities
   Issuance of common stock in exchange for
     insurance coverage                                      -        18,000
   Proceeds from sale of common stock and
     exercise of warrants                                    -       300,000
   Proceeds from repayment of subscriptions
     receivable, notes and accrued interest
     receivable on issued stock/exercised warrants   3,442,767             -
   Redemption of marketable securities                       -       100,000
                                                  ------------- -------------
       Net Cash Provided by Financing Activities     3,442,767       418,000
                                                  ------------- -------------

Net Increase  in Cash                                1,598,093       208,753
Cash at Beginning of Period                          4,311,872       502,243
                                                  ------------- -------------
Cash at End of Period                             $  5,909,965  $    710,996
                                                  ============= =============


The accompanying notes are an integral part of the financial statements.

                      Medi-Hut Company, Inc.
                 Notes to the Financial Stateents

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying unaudited financial statements of Medi-Hut Co., Inc. ("Medi-Hut" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable requirements of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
The balance sheet at October 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements included as part of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002.

NOTE 2 - INVESTMENT IN JOINT VENTURE

On November 16, 2000, the Company entered into a joint venture agreement with two other partners to form a South Korean company (Medi-Hut International, Ltd. or "MHI"). The Company contributed $1,000,000 for a 44% stock ownership interest in MHI which is accounted for under the Equity Method of Accounting. There is no readily determinable market value for MHI at January 31, 2002. The condensed income statement information for MHI at December 31, 2001 (the most readily available financial information) is as follows:


           Net Sales                          $   460,396
                                              ============
           Gross Profit                       $    39,447
                                              ============
           (Loss) from Continuing Operations  $   (79,719)
                                              ============
           Net (Loss)                         $   (82,626)
                                              ============
NOTE 3 - LINE OF CREDIT

The Company's revolving line of credit was increased from $1,750,000 to $2,000,000 on and as of January 31, 2002. The bank has also agreed to reduce the borrowing rate from 3/4% above the prime interest rate to the prime interest rate, which may be used to support and finance the Company's commercial foreign letters of credit. The line is effective until its January 31, 2003 expiration date and is secured by substantially all of the Company's accounts receivable and inventory assets. As of January 31, 2002 (Unaudited), there was $0 outstanding on this line of credit and letters of credit. (See
NOTE 7 - "SUBSEQUENT EVENTS").

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 4 - EARNINGS  PER COMMON SHARE

Earnings per common share in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings per Share", is computed by dividing net income by the weighted average number of shares of common stock
outstanding during the period.   At January 31, 2002 and 2001, additional
amounts were used in computing earnings per share and the effect on the weighted average number of shares of dilutive potential common stock. The number of shares used in the calculations for January 31, 2002 and 2001 reflect of the common stock equivalents (warrants) if exercised:


                                                     Three Months Ended
                                                         January 31,
                                                  -------------------------
                                                       2002        2001
                                                  ----------- -------------
    Weighted average number of common shares
       used in basic EPS                           14,144,039   10,886,322

    Effect of Dilutive Securities:
       Warrants                                       218,231      401,418
                                                  ----------- -------------
    Weighted average number of common shares
       and dilutive potential common stock used
       in EPS - assuming dilution                  14,362,270   11,287,740
                                                  =========== =============


NOTE 5 - PRODUCT ACQUISITION-ACQUISITION OF SOLO-SAFE TM SYRINGE TECHNOLOGY
         ASSETS

On January 9, 2002, the Company acquired intellectual property owned by Spectrum Biotech, Inc., ("Spectrum")in an Asset Purchase Agreement. The Agreement provides that Medi-Hut will issue restricted shares of common stock to Spectrum in consideration for its safety syringe patents and patents pending and the related FDA 510(k) approval for the safety syringe. The parties intended to close the transaction on or before February 15, 2002 and agreed that Medi-Hut would issue 356,456 restricted common shares valued at approximately $3,500,000 in exchange for the patents and related 510(k) approval. The amount of shares was determined by the average daily closing share price of our stock on the Nasdaq Small Cap Market for the forty-five trading days immediately prior to December 20, 2001. The Medi-Hut shares issued in the transaction will be issued pro rata to the twenty-five shareholders of Spectrum. However, due to changes in Medi-Hut's market conditions subsequent to January 9, 2002, the Company revised the number of restricted common shares issued in consideration for the acquired assets (See
NOTE 7 - "SUBSEQUENT EVENTS").

Spectrum holds patents in the United States, New Zealand, and Australia and has patents pending in seven other foreign countries related to the safety syringe, called the Solo-SAFE TM Safety Syringe (Solo-Safe). Spectrum holds a 510(k) approval from the FDA to market the Solo-Safe in the United States. This 510(k) approval is not FDA approval of the Solo-Safe syringe, but merely approval to market the syringe. The 510(k) approval will be assigned to Medi-Hut upon closing of the transaction.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

For the three months ended January 31, 2002, the Company had four (4) major customers, sales to which represented approximately 96% of the Company's revenues. The loss of these customers could have a materially adverse effect on the Company.

The following indicates the revenues from each of the major customers:



                                                              Three
                                                              Months
                                                              Ended
                                                            January 31,
                                                               2002
                                                           ------------
              Major Customer #1                            $ 4,260,401
              Major Customer #2                              2,993,504
              Major Customer #3                              1,394,642
              Major Customer #4                                988,962
                                                           ------------
                  Total                                    $ 9,637,509
                                                           ============

For the three months ended January 31, 2002, the Company had two major suppliers, purchases to which represented approximately 90% of the Company's total purchases. The loss of these suppliers would have a materially adverse effect on the Company.

The following indicates the purchases from each of the major suppliers:



                                                              Three
                                                              Months
                                                              Ended
                                                            January 31,
                                                               2002
                                                           -------------
              Major Supplier #1                            $  5,964,102
              Major Supplier #2                               1,748,746
                                                           -------------
                       Total                               $  7,712,848
                                                           =============


During the three month period ended January 31, 2002, the major suppliers also were major customers of the Company. These situations arose due to advantageous product and pricing opportunities for the suppliers to receive different products (provided by the efforts of the Company). All collections and payments by the Company from its customers and to its suppliers, respectively, are performed on a gross basis as each transaction is evaluated and performed on its own merits.

NOTE 7 - SUBSEQUENT EVENTS

Additional Payments Made on Distribution Rights/Line of Credit Drawing
----------------------------------------------------------------------

On February 7, 2002, the Company wired an additional $1,000,000 to its drug manufacturing partner with whom the Company has an exclusive distribution agreement. The Company's line of credit (See NOTE 3 - "LINE OF CREDIT") was drawn in the amount of $1,000,000 at the prime rate of interest to provide the funding. The additional funds provide assistance to the drug manufacturer in securing raw material inventory for the production of the Generic Hormone Replacement Therapy Drug.

                      Medi-Hut Company, Inc.
                Notes to the Financial Statements

NOTE 7 - SUBSEQUENT EVENTS, Continued

Product Acquisition - Acquisition of Solo-SAFE TM Syringe Technology Assets On
------------------------------------------------------------------------------

February 25, 2002, the Company and Spectrum amended the Asset Purchase Agreement dated January 9, 2002 (See Note 5 - "PRODUCT ACQUISITION-ACQUISITION OF SOLO-SAFE TM SYRINGE TECHNOLOGY ASSETS"). The amendment provided for the following:

1) A revision of the original 356,456 restricted common shares to be raised to a total of 700,000 restricted common shares based on $5 per common share
2) The closing date would be extended to February 25,2002
3) The Company would grant "Piggy-Back" registration rights to Spectrum and its shareholders

If this amendment had occurred prior to the January 31, 2002 balance sheet date and on the original January 9, 2002 date, the weighted average of common shares outstanding for purposes of calculating earnings per share-assuming dilution would have increased by 82,152 common shares to 14,444,422 resulting in no change to the presently calculated $0.05 earnings per share-assuming dilution for the three months ended January 31, 2002.

Lawsuits
--------

The Company and its management/directors were named in class action lawsuits beginning on March 4, 2002. The lawsuits cite, among other contentions, complaints of wrongdoing on the part of the Company, its management and its directors. Management of Medi-Hut believes these lawsuits are frivolous and without merit and will vigorously defend against and/or will attempt to dismiss any and all current and future class action complaint filings.

Notes and accrued interest receivable on issued stock/exercised warrants
------------------------------------------------------------------------

On March 5, 2002 in accordance with the terms of the original agreement, the Company provided written notice to its public relations firm demanding early payment by March 15, 2002 of $1,500,000 plus accrued interest owed to the Company on its Promissory Note due April 30, 2002.

     In this quarterly report references to "Medi-Hut," "we," "us," and "our" refer to Medi-Hut Co., Inc.

                    FORWARD LOOKING STATEMENTS

     This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Medi-Hut's control. These factors include but are not limited to economic conditions generally and in the industries in which Medi-Hut may participate; competition within Medi-Hut's chosen industry, including competition from much larger competitors; technological advances and failure by Medi-Hut to successfully develop business relationships.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Medi-Hut wholesales name brand drugs, medical products, our "Elite" brand medical products and our "Tru-Choice" over-the-counter drugs, which are provided to us by various suppliers. We also contract manufacture and market our Elite Safety Syringe. The following discussion and analysis should be read in conjunction with our financial statements and notes which are attached to this report. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Our fiscal year ends on October 31st and the following discussions are based on the financial statements of Medi-Hut for the 2002 and 2001 fiscal years.

Results of Operations

Three Months Ended January 31, 2002 Compared
to Three Months Ended January 31, 2001
--------------------------------------

     The following table summarizes the results of our operations for the three months ended January 31, 2002 and 2001, our first fiscal quarter.

                                            Three Months Ended January 31,
                                                 2002          2001
                                            -------------- --------------
      Total Sales                           $  10,086,215  $   2,199,480
      Total Cost of Sales                       8,472,980      1,954,029
                                            -------------- --------------
      Gross Profit                              1,613,235        245,451

      General & Administrative Expenses           524,289        154,879
                                            -------------- --------------
      Net Operating Income                      1,088,946         90,572

      Total Other (Income) and Expenses           (17,316)       (15,748)

      Income Taxes                                442,280         29,724

      Net Income                            $     663,982  $      76,596


     Total sales increased $7,886,735 for the first quarter of 2002 compared to the first quarter of 2001. This increase in sales was primarily the result of increased sales of name brand and generic pharmaceuticals.

     Total cost of sales decreased from 88.9% of total sales for the first quarter of 2001 compared to 84.0% of total sales for the first quarter of 2002. The total costs of sales are reflective of the smaller profit margins of the name brand and generic pharmaceuticals product line. While our gross profit increased by $1,367,784 from the first quarter of 2001 compared to the first quarter of 2002, gross profits as a percentage of total sales were 11.1 % of sales in the first quarter of 2001 compared to 16.0 % of sales in the first quarter of 2002 illustrating our improved profitability.

     General and administrative expenses increased $369,410 from the first quarter of 2001 compared to the first quarter of 2002. Such expenses were 7.0% of total sales for the first quarter of 2001 compared to 5.2% of total sales for the first quarter of 2002. The increase resulted primarily from increased salaries, benefits and amortization of consultant services.

     We recorded total other income of $17,316 for the first quarter of 2002 compared to total other income of $15,748 for the first quarter of 2001. The increase in total other income for the 2002 first quarter compared to the first quarter of 2001 was due primarily from increases in interest income increasing $50,570, less our $49,002 share of loss from our equity investment in Medi-Hut International Ltd. In addition, income taxes increased both in dollars and percentage terms in the first quarter of 2002 as a result of our higher net income compared to the comparable 2001 period.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through a combination of increased revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues. We have collected over 70% of our January 31, 2002 accounts receivable balance through March 15, 2002. As of the end of the first quarter of 2002, we had $5,909,965 in cash and working capital of $9,564,109. We had total current assets of $14,807,820 with total current liabilities of $5,243,711.

     Net cash used by our operating activities was $1,844,674 for the 2002 first quarter primarily due to earlier payout of cash to vendors, compared to $344,886 net cash provided by operating activities for the comparable period. Net cash from investing activities was $0 for the 2002 first quarter compared to $554,133 net cash used by investing activities for the same period in 2001.

     Net cash provided by financing activities was $3,442,767 for the 2002 first quarter and was primarily related to repayments from stock subscriptions receivable and notes and accrued interest receivable on issued stock and exercised warrants from the previous fiscal year.

     As of October 31, 2001, our principal commitments consisted of office and warehouse space and automobile leases. Monthly rental payments are approximately $2,500 per month with total future minimum rental payments of $16,183 through the fiscal year 2003.

     Financing.   Our revolving line of credit increased on January 31, 2002 from $1,750,000 to $2,000,000 which expires January 31, 2003. PNC Bank, N.A. also reduced the per annum interest rate for the revolving line of credit from % above the prime interest rate to the prime interest rate. This line of credit is secured by all of the accounts receivable and inventory assets of Medi-Hut. As of the fiscal year ended 2001 and the first quarter ended January 31, 2002 there were no amounts outstanding on the line of credit. However, On February 7, 2002, we wired an additional $1,000,000 to our drug manufacturing partner with whom we have an exclusive distribution agreement. Our line of credit was drawn in the amount of $1,000,000 at the prime rate of interest to provide the funding. The additional funds provide assistance to the drug manufacturer in securing raw material inventory for the production of the Generic Hormone Replacement Therapy Drug.

     On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite

Safety Syringe. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi-Hut's project. At the appropriate time, we will seek an underwriter for the bonds.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.


                    PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     On March 4, 2002, Aurora Hunter and Norman Morgenstein each filed a class action suit against Medi-Hut in the United States District Court, District of New Jersey. The complaint alleges that Medi-Hut and its officers and directors failed to disclose in its periodic reports a related party transaction between Medi-Hut and an employee of Medi-Hut. The plaintiffs seek unspecified monetary damages along with fees and expenses for the action. Our management believes the lawsuits are without merit and intends to defend against and/or attempt to dismiss these class actions suits.


ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us without registration during the quarter ended January 31, 2001 and as of a recent date.

     On January 9, 2002, we agreed to sell 356,456 common shares valued at $3.5 million to the shareholders of Spectrum Biotech, Inc. in consideration for its patents, patents pending and 510(k) approval to market for the Solo-Safe Syringe. On February 25, 2002 we amended the agreement to increase the shares from 356,456 to 700,000 shares. We relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) under the Securities Act.


ITEM 5: OTHER INFORMATION

     Management has determined that it would be in the best interest of the company to delay our annual shareholders meeting until the summer of 2002. A specific date has not been set at the time of this filing. When management determines the meeting date, we intend to notify our shareholders, either by a current report on Form

8-K or in an appropriate periodic report, of the meeting date and time and the date when shareholder proposals must be received.by Medi-Hut.

     On January 4, 2002, our board of directors approved the acquisition of certain intellectual property owned by Spectrum Biotech, Inc., a Nevada corporation. We entered into an Asset Purchase Agreement with Spectrum on January 9, 2002, which provided that we would issue restricted shares of common stock to Spectrum in consideration for its safety syringe patents and patents pending and the related FDA 510(k) approval for the safety syringe.
On February 25, 2002 we agreed to amend the Asset Purchase Agreement to more accurately reflect the market value of our common stock and we revised the number of shares to be issued from 356,456 to 700,000 shares. We also granted piggy back registration rights to the holders of the shares which requires Medi-Hut to register these shares in any registration statement we may file under the Securities Act of 1933 within one year from the date of the agreement.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits
----------------

Exhibit Number          Description
--------------          ------------

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

10.1 Lease between Medi-Hut and Stamos & Sommers, LLC, dated December 12, 1997 (Incorporated by reference to exhibit 10.1 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999)

10.2 Form of Confidential Agreement (Incorporated by reference to exhibit 10.2 to Medi-Hut's Form 10-SB as amended, file No. 0-27119, filed August 23, 1999)

10.3         Line of Credit between PNC Bank NA and Medi-Hut, dated February
             26, 2002.

10.4 Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000 (Incorporated by reference to the Form SB-2, file No. 333-53718, filed January 16, 2001)

10.5 Amendment to Consultant Agreement between Columbia Financial Group and Medi-Hut, dated October 1, 2000 (Incorporated by reference to the Form 10-Q, filed June 4, 2001)

10.6 Joint Venture Agreement between Medi-Hut and COA International Industries, Inc., dated November 16, 2000 (Incorporated by reference to exhibit 10.8 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

10.7 Unit Purchase Agreement between Empire Fund Managers, LLC, dated October 5, 2001 (Incorporated by reference to exhibit 10.9 to Form SB-2, as amended, File No. 333-72504, filed October 30,
             2001)

10.8 Registration Rights Agreement between Medi-Hut and Empire Fund Managers, LLC, dated October 5, 2001 (Incorporated by reference to exhibit 10.10 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

10.9 Employment agreement between Laurence M. Simon and Medi-Hut, dated November 1, 2001 (Incorporated by reference to exhibit
             10.11 to Form SB-2, as amended, File No. 333-72504, filed October 30, 2001)

10.10 Asset Purchase Agreement between Medi-Hut and Spectrum Biotech, Inc., as amended, dated January 9, 2002
________________________



Reports on Form 8-K
-------------------

     On January 28, 2002 we filed an 8-K under Item 4 regarding the engagement of Grant Thornton LLP as our independent auditors and the dismissal of Rosenberg Rich Baker Berman & Company. We amended this report pursuant to SEC instructions on February 8, 2002.

     On February 15, 2002 we filed an 8-K under Item 4 regarding the resignation of Grant Thornton LLP as our independent auditors. We amended this report on February 19, 2002 to include the letter of agreement from Grant Thornton LLP.

     On February 20, 2002 we filed an 8-K under Item 4 regarding the engagement of Rosenberg Rich Baker Berman & Company as our independent auditors.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Medi-Hut Co., Inc.



Date: March 15, 2002          By: /s/ Joseph A Sanpietro
                                 ------------------------------------------
                                 Joseph A. Sanpietro
                                 President, Chief Executive Officer and
                                 Director


Date: March 15, 2002          By: /s/ Laurence M. Simon
                                 ------------------------------------------
                                 Laurence M. Simon, Chief Financial Officer