Form 10-Q
period 2002-04-30
MEDI HUT CO INC
filed 2002-06-14
CIK 1093285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: April 30, 2002

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

     As of June 14, 2002, Medi-Hut had a total of 14,758,800 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1: Financial Statements................................................  2

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................  9

Item 3: Quantitative and Qualitative Disclosure About Market Risk........... 11

                           PART II: OTHER INFORMATION

Item 1: Legal Proceedings .................................................. 11

Item 2: Changes in Securities and Use of Proceeds........................... 12

Item 5: Other Information................................................... 12

Item 6: Exhibits and Reports Filed on Form 8-K ............................. 12

Signatures.................................................................. 13

                          PART I: FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

         The financial information set forth below with respect to Medi-Hut's statements of operations for the three and six months ended April 30, 2002 and 2001 is unaudited. This financial information, in the opinion of Medi- Hut's management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six months ended April 30, 2002 are not necessarily indicative of results to be expected for any subsequent period.

                             Medi-Hut Company, Inc.
                                 Balance Sheets

                                                                                               April 30,
                                                                                                  2002            October 31,
                                                                                              (Unaudited)            2001
                                                                                            ----------------   ---------------
   Assets
Current Assets
   Cash                                                                                     $      5,342,276   $     4,311,872
   Accounts receivable, less allowance for doubtful accounts of $52,272 and
         $0, respectively                                                                          6,021,274         3,776,412
   Inventory-finished goods                                                                          484,189           527,658
   Prepaid expenses                                                                                  314,237            40,078
   Other current assets                                                                                5,944             7,233
                                                                                            ----------------   ---------------
      Total Current Assets                                                                        12,167,920         8,663,253
                                                                                            ----------------   ---------------

Machinery & equipment, net of accumulated depreciation of $166,427 and
       $117,438, respectively                                                                        309,966           355,146
Investment in joint venture-equity method                                                            940,086         1,012,647
Patents, trademarks  and licensing costs, net of accumulated
       amortization of $72,874 and $9,862, respectively                                            3,475,541            38,554
Distribution rights, net of accumulated amortization of $142,632 and $0,
       respectively                                                                                2,357,368           900,000
Deferred income tax assets                                                                             9,000                 -
                                                                                            ----------------   ---------------
      Total Assets                                                                                19,259,881        10,969,600
                                                                                            ================   ===============

      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                                                           2,530,092         3,334,000
   Income taxes payable                                                                              832,973            94,077
                                                                                            ----------------   ---------------
        Total Current Liabilities                                                                  3,363,065         3,428,077
Deferred income taxes  payable                                                                             -           201,000
                                                                                            ----------------   ---------------
        Total Liabilities                                                                          3,363,065         3,629,077
                                                                                            ----------------   ---------------

Stockholders' Equity
   Common stock, voting $.001 par value; 100,000,000 shares authorized;
       14,415,256 and 14,058,800 shares issued and outstanding, respectively                          14,759            14,059
   Additional paid-in capital                                                                     19,751,480        16,270,347
   Stock subscriptions receivable                                                                 (2,000,000)       (4,006,250)
   Notes and accrued interest receivable on issued stock/exercised warrants                       (2,222,500)       (3,643,566)
   Consultant services                                                                              (115,986)         (512,153)
   Deferred charges                                                                                  (57,506)          (57,506)
   Retained earnings (deficit)                                                                       526,569          (724,408)
                                                                                            ----------------   ---------------
        Total Stockholders' Equity                                                                15,896,816         7,340,523
                                                                                            ----------------   ---------------
        Total Liabilities and Stockholders' Equity                                          $     19,259,881   $    10,969,600
                                                                                            ================   ===============

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Operations

                                                  Three Months                      Three Months
                                                     Ended                              Ended
                                                 April 30, 2002                    April 30, 2001
                                                  (Unaudited)                        (Unaudited)
                                                ----------------                   ---------------
Net Sales                                       $      5,362,035      100.0%       $     2,314,506      100.0%
                                                ----------------   --------        ---------------    -------
Cost of Goods Sold
   Beginning inventory                                   671,081       12.5                214,054        9.2
   Net purchases                                       3,551,224       66.3              1,885,757       81.5
   Custom fees/freight                                    11,286        0.2                 21,082        0.9
                                                ----------------   --------        ---------------    -------
        Cost of Goods Available for Sale               4,233,591       79.0              2,120,893       91.6
Less:  Ending Inventory                                  484,189        9.0                191,012        8.3
                                                ----------------   --------        ---------------    -------
        Cost of Goods Sold                             3,749,402       70.0              1,929,881       83.4
                                                ----------------   --------        ---------------    -------
Gross Profit                                           1,612,633       30.0                384,625       16.6

Selling, General and Administrative Expenses
(including Amortization of Consultant
Services of $189,000,$0,$378,000 and $0,
respectively)                                            789,430       14.7                188,703        8.1
                                                ----------------   --------        ---------------    -------
Income  from Operations                                  823,203       15.3                195,922        8.5
                                                ----------------   --------        ---------------    -------

Other Income
   Interest income, net of interest expense               49,429        0.9                 30,559        1.3
   Share of (loss) from joint venture                    (23,558)     (0.4)                      -          -
                                                ----------------   --------        ---------------    -------
      Total Other Income                                  25,871        0.5                 30,559        1.3
                                                ----------------   --------        ---------------    -------
Income Before Provision for Income Taxes                 849,074       15.8                226,481        9.8
Provision for Income Taxes                               262,079        4.9                101,589        4.4
                                                ----------------   --------        ---------------    -------
Net Income                                      $        586,995       10.9%       $       124,892        5.4%
                                                ================   ========        ===============    =======
Earnings  per Common Share                      $           0.04                   $          0.01
                                                ================                   ===============
Earnings  per Common Share - assuming
dilution                                        $           0.04                   $          0.01
                                                ================                   ===============
Weighted Average Number of Common
     Shares Outstanding                               14,666,159                        12,103,463
                                                ================                   ===============
Weighted Average Number of Common
     Shares Outstanding-assuming dilution             14,666,159                        12,254,631
                                                ================                   ===============

                                                 Six Months                       Six Months
                                                    Ended                            Ended
                                               April 30, 2002                   April 30, 2001
                                                 (Unaudited)                      (Unaudited)
                                               ---------------                  ---------------
Net Sales                                      $    15,448,250     100.0%       $     4,513,986      100.0%
                                               ---------------    ------        ---------------    -------
Cost of Goods Sold
   Beginning inventory                                 527,658       3.4                238,808        5.3
   Net purchases                                    12,155,384      78.7              3,802,956       84.2
   Custom fees/freight                                  23,529       0.2                 33,158        0.7
                                               ---------------    ------        ---------------    -------
        Cost of Goods Available for Sale            12,706,571      82.3              4,074,922       90.2
Less:  Ending Inventory                                484,189       3.2                191,012        4.2
                                               ---------------    ------        ---------------    -------
        Cost of Goods Sold                          12,222,382      79.1              3,883,910       86.0
                                               ---------------    ------        ---------------    -------
Gross Profit                                         3,225,868      20.9                630,076       14.0

Selling, General and Administrative Expenses
(including Amortization of Consultant
Services of $189,000,$0,$378,000 and $0,
respectively)                                        1,313,719       8.5                343,582        7.6
                                               ---------------    ------        ---------------    -------
Income  from Operations                              1,912,149      12.4                286,494        6.4
                                               ---------------    ------        ---------------    -------

Other Income
   Interest income, net of interest expense            115,747       0.7                 46,307        1.0
   Share of (loss) from joint venture                  (72,560)    (0.5)                      -          -
                                               ---------------    ------        ---------------    -------
      Total Other Income                                43,187       0.2                 46,307        1.0
                                               ---------------    ------        ---------------    -------
Income Before Provision for Income Taxes             1,955,336      12.6                332,801        7.4
Provision for Income Taxes                             704,359       4.6                131,313        2.9
                                               ---------------    ------        ---------------    -------
Net Income                                     $     1,250,977       8.0%       $       201,488        4.5%
                                               ===============    ======        ===============    =======
Earnings  per Common Share                     $          0.09                  $          0.02
                                               ===============                  ===============
Earnings  per Common Share - assuming
dilution                                       $          0.09                  $          0.02
                                               ===============                  ===============
Weighted Average Number of Common
     Shares Outstanding                             14,400,772                       11,484,578
                                               ===============                  ===============
Weighted Average Number of Common
     Shares Outstanding-assuming dilution           14,452,444                       11,635,746
                                               ===============                  ===============

The accompanying notes are an integral part of the financial statement

                             Medi-Hut Company, Inc.
                            Statements of Cash Flows

                                                                                                  Six Months Ended
                                                                                                      April 30,
                                                                                                2002              2001
                                                                                             (Unaudited)       (Unaudited)
                                                                                           ---------------   ---------------
Cash Flows From Operating Activities
Net Income                                                                                 $     1,250,977  $        201,488
Adjustments to Reconcile Net Income to Net Cash (Used)Provided  by
    Operating Activities:
       Depreciation and amortization                                                               250,827            30,914
       Provision for doubtful accounts                                                              52,272                 -
       Amortization of consultant services                                                         378,000                 -
       Deferred income taxes                                                                     (210,000)            18,894
       Share of loss from joint venture                                                             72,560                 -
Decrease (Increase) in Assets
       Accounts receivable                                                                     (2,297,134)          (755,763)
       Inventory                                                                                    43,469            47,797
       Prepaid expenses                                                                          (274,159)           (34,590)
       Other current assets                                                                       (14,162)           (14,863)
Increase (Decrease) in Liabilities
       Accounts payable and accrued expenses                                                   (1,403,909)           541,548
       Income taxes payable                                                                        738,896            52,864
          Net Cash (Used) Provided by Operating Activities                                     (1,412,363)            88,289
                                                                                           ---------------   ---------------

Cash Flows From Investing Activities
      Cash paid for investment in joint venture                                                          -          (750,000)
      Cash paid for machinery & equipment                                                                -          (113,562)
      Cash paid for distribution rights                                                        (1,000,000)                 -
      Cash paid for purchase of marketable securities                                                    -        (1,850,000)
                                                                                           ---------------   ---------------
         Net Cash (Used) by Investing Activities                                               (1,000,000)        (2,713,562)
                                                                                           ---------------   ---------------
Cash Flows From Financing Activities
       Issuance of common stock in exchange for insurance coverage                                       -            18,000
       Proceeds from sale of common stock and exercise of warrants                                       -         3,507,500
       Proceeds from repayment of subscriptions receivable, notes and accrued
            interest receivable on issued  stock/exercised warrants                              3,442,767                 -
       Proceeds from line of credit                                                              1,000,000                 -
       Repayment of  line of credit                                                            (1,000,000)                 -
         Net Cash Provided by Financing Activities                                               3,442,767         3,525,500
                                                                                           ---------------   ---------------

Net Increase  in Cash                                                                            1,030,404           900,227
Cash at Beginning of Period                                                                      4,311,872           502,243
                                                                                           ---------------   ---------------
Cash at End of Period                                                                      $     5,342,276   $     1,402,470
                                                                                           ===============   ===============

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
     The accompanying unaudited financial statements of Medi-Hut Co., Inc. ("Medi-Hut" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and the applicable requirements of Regulation S-X promulgated by the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The balance sheet at October 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements included as part of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002.

NOTE 2 - INVESTMENT IN JOINT VENTURE

     On November 16, 2000, the Company entered into a joint venture agreement with two other partners to form a South Korean company (Medi-Hut International, Ltd. or "MHI"). The Company contributed $1,000,000 for a 44% stock ownership interest in MHI which is accounted for under the Equity Method of Accounting. There is no readily determinable market value for MHI at April 30, 2002. The condensed income statement information for MHI Three and Six Months Ended March 31, 2002 (the most readily available financial information) is as follows:

                                                               Three                  Six
                                                               Months               Months
                                                               Ended                 Ended
                                                               March               March 31,
                                                              31, 2002               2002
                                                           --------------       ---------------
Net Sales                                                  $      309,706       $       770,102
                                                           ==============       ===============
Gross Profit                                               $        9,610       $        49,057
                                                           ==============       ===============
(Loss) from Continuing Operations                          $     (36,606)       $     (116,325)
                                                           ==============       ===============
Net (Loss)                                                 $     (53,542)       $     (164,909)
                                                           ==============       ===============

NOTE 3 - PRODUCT ACQUISITION-ACQUISITION OF SOLO-SAFE (TM) SYRINGE TECHNOLOGY ASSETS

     On February 25, 2002, the Company and Spectrum amended the Asset Purchase Agreement dated January 9, 2002.The amendment provided for the following:

     1) A revision of the original 356,456 restricted common shares to be raised to a total of 700,000 restricted common shares based on $5 per common share
     2) A closing date extension from February 15, 2002 to February 25,2002

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 3 - PRODUCT ACQUISITION-ACQUISITION OF SOLO-SAFE TM SYRINGE TECHNOLOGY ASSETS, Continued

     3) The Company would grant "Piggy-Back" registration rights to Spectrum and its shareholders

     The acquired assets were allocated as follows: 1) $3,450,000 to issued U.S.Patents to be amortized over the various remaining useful lives ranging from 12 to 15 years and 2) $50,000 to Food and Drug Administration (FDA) 510(K) Marketing Approval which has an indefinite useful life and will not be amortized. The assets will be tested for impairment on an annual basis in accordance with Financial Accounting Standards Board (FASB) Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets".

     The Company subsequently entered into a Letter of Intent with a Contract Manufacturer for the production of the Solo-SAFE TM Syringe (see NOTE 7 - "SUBSEQUENT EVENTS")

NOTE 4 - ADDITIONAL PAYMENTS MADE ON DISTRIBUTION RIGHTS/LINE OF CREDIT DRAWING

     On February 7, 2002, the Company wired an additional $1,000,000 to its drug manufacturing partner of the Generic Hormone Replacement Therapy ("GRHT")Drug with whom the Company has an exclusive contractual distribution agreement ("agreement") dated November 20, 2001. The agreement was amended to accommodate the additional $1,000,000. Moreover and on April 3, 2002, the agreement was further amended to provide $600,000 of additional distribution rights to be paid by the Company to the drug manufacturing partner as follows: $300,000 upon the Company's cash collection on the first shipment of GRHT product and $300,000 upon the Company's cash collection on the second shipment of GRHT product.

     The Company's line of credit was drawn in the amount of $1,000,000 on February 7, 2002 at the prime rate of interest to provide the funding and was repaid by the Company with accrued interest in April 2002.

NOTE 5 - LAWSUITS

     The Company and its management/directors were named in class action lawsuits beginning on March 4, 2002. The lawsuits cite, among other contentions, complaints of wrongdoing on the part of the Company, its management and its directors. Management of Medi-Hut believes these lawsuits are without merit and will vigorously defend against and/or will attempt to dismiss any and all current and future class action complaint filings.

NOTE 6 - NOTES AND ACCRUED INTEREST RECEIVABLE ON ISSUED STOCK/EXERCISED
WARRANTS

     On March 5, 2002 in accordance with the terms of the original agreement, the Company provided written notice to its public relations firm ("PR firm") demanding early payment by March 15, 2002 of $1,500,000 plus accrued interest owed to the Company on its Promissory Note due April 30, 2002. Upon the passing of the March 15, 2002 deadline, the Company filed a Civil Action Complaint in U.S. District Court on March 26, 2002 demanding judgement in its favor and against the PR firm for the $1,500,000 plus accrued interest, reasonable attorney fees and other equitable relief that the Company may be entitled. A settlement was subsequently reached with the PR firm (see NOTE 7 - "SUBSEQUENT EVENTS")

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 7 - SUBSEQUENT EVENTS

     Stipulation of Settlement
     The Company reached a Stipulation of Settlement Agreement ("Settlement") with its PR firm (see NOTE 6 - "NOTES AND ACCRUED INTEREST RECEIVABLE ON ISSUED STOCK/EXERCISED WARRANTS") on May 31, 2002. In accordance with the Settlement, the PR firm will provide the following:

     1)Total sum of $1,620,000 bearing interest at 3% per annum and payable in monthly installments beginning with an up-front payment of $25,000 on May 31, 2002 and $25,000 monthly payments beginning June 1, 2002 until October 31, 2002, $50,000 monthly payments beginning November 1, 2002 until October 31, 2003, $75,000 monthly payments beginning November 1, 2003 until October 31, 2004 and a final payment of $42,200 on November 1, 2004.

     2)Best efforts to execute documents sufficient for the Company to validly secure posted collateral via Mortgage or UCC lien(s) within a 30 day period

     3)a sum of $7,500 to cover half of the anticipated legal costs associated with the Complaint.

     Upon default, the Company retains the right to proceed against the collateral, proceed to judgement and/or re- open the originally filed complaint against the PR firm.

     Letter of Intent - Owens-Illinois

     On May 29, 2002, the Company entered into a Letter of Intent with Owens-Illinois for the production of the Solo- SAFE (TM) Syringe.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Medi-Hut wholesales name brand drugs and our generic hormone replacement therapy drugs, Syntest Double-Strength (DS) and Half-Strength (HS), medical products, our "Elite" brand medical products and our "Tru-Choice" over-the-counter drugs, which are provided to us by various suppliers. We also contract manufacture and market our Elite and Solo-SAFE(TM) Safety Syringes. The following discussion and analysis should be read in conjunction with our financial statements and notes which are attached to this report. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Our fiscal year ends on October 31st and the following discussions are based on the financial statements of Medi-Hut for the 2002 and 2001 fiscal years.

Results of Operations

Three and Six Months Ended April 30, 2002 Compared to Three and Six Months Ended April 30, 2001

     The following table summarizes the results of our operations for the three and six months ended April 30, 2002 and 2001, our second fiscal quarter.

                              Three Months Ended           Six Months Ended
                                   April 30,                   April 30,
                           -------------------------   -------------------------
                               2002          2001          2002         2001
                           -----------   -----------   -----------   -----------
Net Sales                  $ 5,362,035   $ 2,314,506   $15,448,250   $ 4,513,986
Cost of Sales                3,749,402     1,929,881    12,222,382     3,883,910
                           -----------   -----------   -----------   -----------
Gross Profit                 1,612,633       384,625     3,225,868       630,076
General & Administrative
Expenses                       789,430       188,703     1,313,719       343,582
                           -----------   -----------   -----------   -----------
Net Operating Income           823,203       195,922     1,912,149       286,494
Total Other (Income) and
Expense                         25,871        30,559        43,187        46,307
Income Taxes                   262,079       101,589       704,359       131,313
                           -----------   -----------   -----------   -----------
Net Income                 $   586,995   $   124,892   $ 1,250,977   $   201,488
                           ===========   ===========   ===========   ===========

     Total sales were $5,362,035 for the second quarter of 2002 and $15,448,250 for the six month period ended April 30, 2002. The six month figure represents a $10,934,264 increase over the same period last year. This increase in sales was primarily the result of increased sales of name brand and generic pharmaceuticals and the generic hormone replacement therapy drug, Syntest Double-Strength (DS) and Half-Strength (HS).

     Total cost of sales as a percentage of total sales decreased for the comparable quarter and the six month period. Such costs were 70.0% of total sales for the second quarter of 2002 compared to 83.4% of total sales for the second quarter of 2001, and were 79.1% for the 2002 six month period compared to 86.0% for the six month period of 2001. The improved cost of sales are reflective of the greater profit margin of the generic hormone replacement therapy drug, Syntest DS and HS. As a result of reductions in costs of sales and increased revenues, our gross profit increased by $1,228,008 in the second quarter of 2002 compared to the second quarter of 2001, and increased $2,595,792 in the six month period compared to the 2001 six month period.

     General and administrative expenses increased $600,727 in the second quarter of 2002 compared to the second quarter of 2001 and increased $970,137 in the six month period of 2002 compared to the six month period of 2001. Such expenses were 8.5% of total net sales in the 2002 six month period compared to 7.6% of total net sales for the comparable 2001 period. The increase resulted primarily from increased salaries, benefits, depreciation, amortization and amortization of consultant services, various insurances, and legal fees. The increase in net sales resulted in our net operating income increasing $627,281 in the 2002 second quarter compared to the 2001 second quarter, and an increase of $1,625,655 in the 2002 six month period compared to the same period in 2001.

     We recorded total other income of $25,871 for the second quarter of 2002 compared to total other income of $30,559 for the second quarter of 2001. For the six month period of 2002, we recorded total other income, net of other expenses, of $43,187 compared to $46,307 for the same period in 2001. The total other income for the 2002 second quarter and six month period was due primarily from increases in interest income less our share of loss from our equity investment in Medi-Hut International Ltd.

     Our income taxes increased both in dollars and percentage terms in the second quarter and six month period of 2002 as a result of our higher net income compared to the comparable 2001 periods.

     Our net income, after tax, increased $462,103 in the 2002 second quarter and $1,049,489 in the 2002 six month period compared to 2001 comparable periods. As a result, we posted 2002 six month earnings per share of $0.09 compared to earnings per share of $0.02 for the 2001 six month period.

Liquidity and Capital Resources

     We have funded our cash requirements primarily through a combination of increased revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues. For the period ended April 30, 2002, we had $5,342,276 in cash and working capital of $8,804,855. We had total current assets of $12,167,920 with total current liabilities of $3,363,065 as of April 30, 2002, compared to $8,663,253 total current assets and $3,428,077 total current liabilities for the fiscal year ended October 31, 2001.

     Net cash used by our operating activities was $1,412,363 for the 2002 six month period primarily due to earlier payout of cash to vendors, compared to $88,289 net cash provided by operating activities for the 2001 comparable period.

     Net cash used by investing activities was $1,000,000 for the 2002 period for additional distribution rights compared to $2,713,562 net cash used by investing activities for the same period in 2001 attributable to the investment in the Medi-Hut International, Ltd. joint venture, purchases of machinery and equipment and $1,850,000 to purchase marketable securities.

     Net cash provided by financing activities was $3,442,767 for the 2002 period compared to $3,525,500 for the 2001 period. The increases for both periods were primarily related to repayments from stock subscriptions receivable and notes and accrued interest receivable on issued stock and exercised warrants.

     As of April 30, 2002, our principal commitments consisted of office and warehouse space and automobile leases. Monthly rental payments are approximately $2,500 per month with total future minimum rental payments of $16,183 through the fiscal year 2003.

     Financing. Our revolving line of credit increased on January 31, 2002 from $1,750,000 to $2,000,000 which expires January 31, 2003. PNC Bank, N.A. also reduced the per annum interest rate for the revolving line of credit from 3/4% above the prime interest rate to the prime interest rate. This line of credit is secured by all of the accounts receivable and inventory assets of Medi-Hut. As of the fiscal year ended 2001 and the second quarter ended April 29, 2002 there were no amounts outstanding on the line of credit. However, On February 7, 2002, we wired an additional $1,000,000 to our drug manufacturing partner with whom we have an exclusive distribution agreement. Our line of credit was drawn in the amount of $1,000,000 at the prime rate of interest to provide the funding. The additional funds provide assistance to the drug manufacturer in securing raw material inventory for the production of the Generic Hormone Replacement Therapy Drug. The $1,000,000 line of credit drawing was repaid in April 2002.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                           PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     During March and April of 2002, a total of eleven (11) class action lawsuits were filed against Medi-Hut in the United States District Court, District of New Jersey. The complaints allege that Medi-Hut and its officers and directors failed to disclose in its periodic reports a related party transaction between Medi-Hut and an employee of Medi-Hut. The plaintiffs seek unspecified monetary damages along with fees and expenses for the action. Our management believes the lawsuits are without merit and intends to vigorously defend against and/or attempt to dismiss these class actions lawsuits.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

     The following discussion describes all securities sold by us without registration during the quarter ended April 30, 2002 and as of a recent date.

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

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

Part II Exhibits

Exhibit Number      Description
--------------      -----------
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

----------

Reports on Form 8-K

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

                                          Medi-Hut Co., Inc.

Date: June 13, 2002                       By: /s/ Joseph A. Sanpietro
                                              ------------------------------
                                              Joseph A. Sanpietro
                                              President, Chief Executive Officer
                                              and Director

Date: June 13, 2002                       By: /s/ Laurence M. Simon
                                              ------------------------------
                                              Laurence M. Simon,
                                              Chief Financial Officer