Form 10KSB/A
period 2001-10-31
MEDI HUT CO INC
filed 2002-09-17
CIK 1093285

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission file number 0-27119

                               MEDI-HUT CO., INC.
                         (Name of small business issuer)

         Nevada                                          222-436-721
(State of incorporation)                    (I.R.S. Employer Identification No.)

1935 Swarthmore Avenue, Lakewood, New Jersey                08701
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

Yes |X|  No |_|

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenue for its most recent fiscal year: $12,332,031

As of January 9, 2002, the registrant had 14,415,256 shares of common stock outstanding. The aggregate market value of the voting stock held by non-affiliates as of that date was approximately $128,149,633.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

Item 1.  Description of business...........................................   2

                                     PART II

Item 6.  Management's discussion and analysis .............................   3
Item 7.  Financial statements..............................................   3
Signatures.................................................................  25

We are amending our Annual Report on Form 10-KSB for the year ended October 31, 2001 to more properly reflect the recognition of a sale transaction in the appropriate accounting period. This adjustment effects only the timing of recognition of the sale. The sale, originally reported as occurring in the three months ended October 31, 2001, has been 75% recognized no later than July 31, 2002 with the remaining 25% expected to be recognized no later than October 31, 2002. The effect of this restatement is to reduce sales by $624,308, cost of sales by $124,862 and net income by $299,668, or $0.02 per share. We will amend our federal and state income tax returns for the year ended October 31, 2001 to claim tax refunds of $199,778 as a result of this restatement.

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

                                     PART I

The following paragraphs in Part 1, Item 1 have been changed from the previous October 31, 2001 Form 10-KSB filing to read as follows:

ITEM 1: DESCRIPTION OF BUSINESS

OUR BUSINESS

      PRINCIPAL PRODUCTS

      Name Brand Drugs. We wholesale name brand drugs which are drugs that are protected by patent or licensure: for example "Viagra." When a drug is patented, no other person can produce or sell that drug for twenty years without the patent owner's permission. These name brand drugs were $9,948,610, or 80.7% of net sales for the 2001 fiscal year and were $5,790,185, or 71.2% of our net sales for the 2000 fiscal year.

      MAJOR CUSTOMERS

      During fiscal year 2001 we relied on three major customers who are drug wholesale distributors for 87%, or $10,694,733, of our total net sales. These customers purchased name brand drugs and medical products. Larval Corp. accounted for $7,425,379, or 60.2% of our net sales of $12,332,031. Jomar Marketing accounted for $1,519,004, or 11.7% of our net sales and Anda accounted for $1,310,352, or 10.1% of net sales.

                                     PART II

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      The following paragraphs in Part II, Item 6 have been changed from the previous October 31, 2001Form 10- KSB filing to read as follows as a result of the restatement:

      RESULTS OF OPERATIONS

      The following table summarizes our results of operations for the fiscal years ended October 31, 2001 and 2000.

                                                       Years Ended October 31,
                                                       2001              2000
                                                       ----              ----

         Net Sales                                 $12,332,031        $8,130,696
         Cost of Sales                              10,672,353         7,396,343
                                                   -----------        ----------
         Gross Profit                                1,659,678           734,353
         Selling, General & Administrative
         Expenses                                    1,558,953           498,835
                                                   -----------        ----------
         Operating Income                              100,725           235,518
         Other Income                                  241,822            62,146
         Provision for Income Taxes                    122,400            62,664
                                                   -----------        ----------
         Net Income                                $   220,147        $  235,000
         Earnings per common share                 $      0.02        $     0.02

      YEARS ENDED OCTOBER 31, 2001 AND 2000

      Net Sales. Net sales increased $4,201,335 from fiscal year 2000 compared to the 2001 fiscal year. The increase in net sales for the 2001 fiscal year was primarily a result of increased sales of name brand drugs, medical products and our Elite Safety Syringe.

      Cost of Sales. During fiscal year 2001 as sales increased, the cost of sales has decreased from 91.1% of net sales in 2000 to 86.5% of net sales in 2001. The decreased costs are due to the better profit margin of the name brand drugs which accounted for 80.7% of our revenues.

      Income Taxes. We recorded income taxes of $122,400 for fiscal year 2001 compared to income taxes of $62,664 for the 2000 fiscal year. The increase was due to an increase in taxable income.

      Net Income . We posted net income of $220,147 for the 2001 fiscal year compared to net income of $235,000 for the 2000 fiscal year. Sales of name brand drugs coupled with increased interest income were the primary reasons for the stability of net income.

      RISKS RELATED TO OUR BUSINESS

      We recorded a net income of $220,147 for the 2001 fiscal year and $235,000 for the 2000 fiscal year. However, prior to the 2000 fiscal year, we had recorded net losses since our inception in 1981. We may be unable to sustain our profitability if third-party suppliers increase the prices we pay for our products or if we experience financial difficulties as we expand our operations to include manufacturing of our safety syringes.

      LIQUIDITY AND CAPITAL RESOURCES

      We have funded our cash requirements primarily through revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues and equity transactions. At the year ended October 31, 2001, we had $4,311,872 in cash and working capital of $4,935,508 compared to cash of $502,243 and working capital of $1,192,888 at year ended October 31, 2000. We had total current assets of $8,144,646 with total current liabilities of $3,209,138 as of October 31, 2001, compared to $2,908,632 total current assets and $1,716,444 total current liabilities for year ended October 31, 2000.

ITEM 7: FINANCIAL STATEMENTS

                             Medi-Hut Company, Inc.

                              Financial Statements

                      October 31, 2001 (Restated) and 2000

                             Medi-Hut Company, Inc.
                        Index to the Financial Statements
                      October 31, 2001 (Restated) and 2000

                                                                            Page

Independent Auditors' Report on the Financial Statements................     20

Financial Statements

      Balance Sheet.....................................................      6

      Statements of Operations..........................................      7

      Statement of Stockholders' Equity.................................      8

      Statements of Cash Flows..........................................      9

      Notes to the Financial Statements.................................     11

                             Medi-Hut Company, Inc.
                                  Balance Sheet
                           October 31, 2001 (Restated)

      Assets
Current Assets
    Cash                                                                        $  4,311,872
    Accounts receivable                                                            3,152,104
    Inventory                                                                        527,658
    Prepaid expenses                                                                  40,078
    Prepaid income taxes                                                             105,701
    Other current assets                                                               7,233
                                                                                ------------
      Total Current Assets                                                         8,144,646
                                                                                ------------

Machinery & equipment, net                                                           355,146
Investment in joint venture-equity method                                          1,012,647
Patents, trademarks  and licensing Costs, net of accumulated
        amortization of $9,862                                                        38,554
Deposits on distribution rights                                                      900,000
                                                                                ------------
      Total Assets                                                                10,450,993
                                                                                ============

      Liabilities and Stockholders' Equity

Current Liabilities
    Accounts payable and accrued expenses                                          3,209,138
                                                                                ------------
         Total Current Liabilities                                                 3,209,138
Deferred income taxes  payable                                                       201,000
                                                                                ------------
         Total Liabilities                                                         3,410,138
                                                                                ------------

Stockholders' Equity
    Common stock, voting $.001 par value; 100,000,000 shares authorized;
    14,058,800 and 10,829,800 shares issued and outstanding, respectively             14,059
    Additional paid-in capital                                                    16,270,347
    Stock subscriptions receivable                                                (4,006,250)
    Notes and accrued interest receivable on issued stock/exercised warrants      (3,643,566)
    Consultant services                                                             (512,153)
    Deferred charges                                                                 (57,506)
    Retained earnings (deficit)                                                   (1,024,076)
                                                                                ------------
         Total Stockholders' Equity                                                7,040,855
                                                                                ------------
         Total Liabilities and Stockholders' Equity                             $ 10,450,993
                                                                                ============

See notes to the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Operations

                                                            Year Ended October 31,
                                                ------------------------------------------------
                                                   2001                       2000
                                                -----------                ----------
                                                (Restated)
Net Sales                                       $12,332,031      100.0%    $8,130,696      100.0%
                                                -----------    -------     ----------    -------

Cost of Goods Sold
    Beginning inventory                             238,808        1.9         28,500        0.4
    Net purchases                                10,876,875       88.2      7,593,591       93.4
    Custom fees/freight                              84,328        0.7         13,060        0.2
                                                -----------    -------     ----------    -------
      Cost of Goods Available for Sale           11,200,011       90.8      7,635,151       94.0

Less:  Ending Inventory                             527,658        4.3        238,808        2.9
                                                -----------    -------     ----------    -------

      Cost of Goods Sold                         10,672,353       86.5      7,396,343       91.1
                                                -----------    -------     ----------    -------

Gross Profit                                      1,659,678       13.5        734,353        8.9

Selling, General and Administrative Expenses
(including Amortization of Consultant
Services of $819,000 and $20,883,
respectively)                                     1,558,953       12.6        498,835        6.1
                                                -----------    -------     ----------    -------

Income  from Operations                             100,725        0.9        235,518        2.8
                                                -----------    -------     ----------    -------

Other Income
    Interest income                                 229,175        1.9         62,146        0.8
    Share of income from joint venture               12,647        0.1             --         --
                                                -----------    -------     ----------    -------
      Total Other Income                            241,822        2.0         62,146        0.8
                                                -----------    -------     ----------    -------

Income  Before Provision for Income Taxes           342,547        2.8        297,664        3.6
Provision for Income Taxes                          122,400        1.0         62,664        0.8
                                                -----------    -------     ----------    -------

Net Income                                      $   220,147        1.8%    $  235,000        2.8%
                                                ===========    =======     ==========    =======
Earnings  per Common Share                      $      0.02                $     0.02
                                                ===========                ==========
Earnings  per Common Share - assuming
dilution                                        $      0.02                $     0.02
                                                ===========                ==========

See notes to the financial statements.

                             Medi-Hut Company, Inc.
                        Statement of Stockholders' Equity
                Period from October 31, 1999 to October 31, 2001

                                                                                                                      Notes and
                                                                                                                       Accrued
                                                                                                                       Interest
                                                                                                                      Receivable
                                                           Common    Common Stock    Additional        Stock          on Issued
                                                           Shares     ($.001 Par       Paid-In      Subscription   Stock/Exercised
                                                           Issued        Value)        Capital       Receivable        Warrants
                                                         ----------  ------------   ------------    ------------   ---------------
Balances, October 31, 1999                               10,822,800     $10,823     $  2,827,967    $        --      $        --

Dissolution of Vallar Consulting Group                           --          --          (16,000)            --               --
Funds expended for Deferred Charges                              --          --               --             --               --
Stock issued to non-employee for Deferred Charges             7,000           7           34,786             --               --
Issuance of Warrants and Payment Agreement for
      Services to be Provided                                    --          --        2,041,000             --               --
Amortization of Consultant Services                              --          --               --             --               --
Net Income, Year Ended October 31, 2000                          --          --               --             --               --
                                                         ----------     -------     ------------    -----------      -----------

Balances, October 31, 2000                               10,829,800      10,830        4,887,753             --               --

Issuance of Common Stock for Insurance                        4,000           4           17,996             --               --
Issuance of Common Stock for Exercised Warrants             800,000         800        1,511,700             --               --
Issuance of Common Stock Units                              475,000         475        1,994,525             --               --
Issuance of Common Stock for Exercised Warrants           1,075,000       1,075        3,992,675             --       (3,993,750)
Issuance of Common Stock Units                              600,000         600        3,179,400     (3,000,000)              --
Costs associated with issuance of Common Stock Units             --          --         (222,677)            --               --
Partial repayments of Notes Receivable                           --          --               --             --        1,050,000
Revision of Warrants and Payment Agreement for
      Services to be Provided                                    --          --         (672,000)            --               --
Issuance of Common Stock pursuant to a Private
      Placement Offering                                    275,000         275        1,580,975     (1,006,250)        (575,000)
Amortization of Consultant Services                              --          --               --             --               --
Accrual of Interest Receivable on Notes Receivable               --          --               --             --         (124,816)
Net Income, Year Ended October 31, 2001 (Restated)               --          --               --             --               --
                                                         ----------     -------     ------------    -----------      -----------

Balances, October 31, 2001 (Restated)                    14,058,800     $14,059     $ 16,270,347    $(4,006,250)     $(3,643,566)
                                                         ==========     =======     ============    ===========      ===========





                                                                                             Retained
                                                              Consultant      Deferred       Earnings
                                                               Services       Charges        (Deficit)          Total
                                                             -----------      --------      -----------      -----------
Balances, October 31, 1999                                   $   (13,708)     $(20,713)     $(1,442,763)     $ 1,361,606

Dissolution of Vallar Consulting Group                                --            --          (36,460)         (52,460)
Funds expended for Deferred Charges                                   --        (2,000)              --           (2,000)
Stock issued to non-employee for Deferred Charges                     --       (34,793)              --               --
Issuance of Warrants and Payment Agreement for
      Services to be Provided                                 (2,041,000)           --               --               --
Amortization of Consultant Services                               13,708            --               --           13,708
Net Income, Year Ended October 31, 2000                               --            --          235,000          235,000
                                                             -----------      --------      -----------      -----------

Balances, October 31, 2000                                    (2,041,000)      (57,506)      (1,244,223)       1,555,854

Issuance of Common Stock for Insurance                                --            --               --           18,000
Issuance of Common Stock for Exercised Warrants                       --            --               --        1,512,500
Issuance of Common Stock Units                                        --            --               --        1,995,000
Issuance of Common Stock for Exercised Warrants                       --            --               --               --
Issuance of Common Stock Units                                        --            --               --          180,000
Costs associated with issuance of Common Stock Units              37,847            --               --         (184,830)
Partial repayments of Notes Receivable                                --            --               --        1,050,000
Revision of Warrants and Payment Agreement for
      Services to be Provided                                    672,000            --               --               --
Issuance of Common Stock pursuant to a Private
      Placement Offering                                              --            --               --               --
Amortization of Consultant Services                              819,000            --               --          819,000
Accrual of Interest Receivable on Notes Receivable                    --            --               --         (124,816)
Net Income, Year Ended October 31, 2001 (Restated)                    --            --          220,147          220,147
                                                             -----------      --------      -----------      -----------

Balances, October 31, 2001 (Restated)                        $  (512,153)     $(57,506)     $(1,024,076)     $ 7,040,855
                                                             ===========      ========      ===========      ===========

See notes to the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Cash Flows

                                                                                         Year Ended October 31,
                                                                                      --------------------------
                                                                                          2001            2000
                                                                                      -----------      ---------
                                                                                       (Restated)
Cash Flows From Operating Activities
Net Income                                                                            $   220,147      $ 235,000
Adjustments to Reconcile Net Income  to Net Cash
   Provided (Used) by Operating Activities:
     Depreciation and amortization                                                         78,914         15,789
     Amortization of consultant services                                                  819,000         13,708
     Deferred income taxes                                                                183,876         17,124
     Share of income from joint venture                                                   (12,647)            --
     Stock issued for insurance                                                            18,000             --
     Dissolution of Vallar Consulting Group                                                    --        (62,675)
Decrease (Increase) in Assets
     Accounts receivable                                                               (2,288,507)      (366,792)
     Inventory                                                                           (288,850)      (209,833)
     Prepaid expenses                                                                     (36,094)        (1,796)
     Prepaid income taxes                                                                (151,241)            --
     Other current assets                                                                (132,049)            --
Increase  in Liabilities
     Accounts payable and accrued expenses                                              2,455,359        276,186
     Income taxes payable                                                                      --         45,540
                                                                                      -----------      ---------
        Net Cash (Used) Provided  by Operating Activities                                 865,908        (37,749)
                                                                                      -----------      ---------
Cash Flows From Investing Activities
     Cash acquired from acquisition of Vallar                                                  --         10,215
     Cash paid for investment in joint venture                                         (1,000,000)            --
     Cash paid for deposits on distribution rights                                       (900,000)            --
     Redemption of marketable securities                                                  400,000        500,000
     Cash paid for machinery & equipment                                                 (105,392)      (156,608)
     Cash paid for patents, trademarks and licensing costs                                 (3,556)       (13,081)
     Cash paid for deposit on equipment                                                        --       (183,267)
                                                                                      -----------      ---------
        Net Cash Provided (Used) by Investing Activities                               (1,608,948)       157,259
                                                                                      -----------      ---------
Cash Flows From Financing Activities
     Proceeds from sale of common stock and exercise of warrants                        3,502,669             --
     Repayment of notes and accrued interest receivable on issued stock/exercised
           warrants                                                                     1,050,000             --
     Cash paid for deferred charges                                                            --         (2,000)
                                                                                      -----------      ---------
        Net Cash Provided (Used)by Financing Activities                                 4,552,669         (2,000)
                                                                                      -----------      ---------

Net Increase in Cash                                                                    3,809,629        117,510
Cash at Beginning of Period                                                               502,243        384,733
                                                                                      -----------      ---------
Cash at End of Period                                                                 $ 4,311,872      $ 502,243
                                                                                      ===========      =========

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW INFORMATION
        Cash Paid During the Period for:
          Interest                                                                    $        --      $      --
                                                                                      ===========      =========
          Income taxes                                                                $    93,982      $     300
                                                                                      ===========      =========

See notes to the financial statements

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

Common stock was issued in 2000 for deferred charges amounting to $34,793.

The Company acquired Vallar Consulting Group in a business combination accounted for under the pooling of interests method during 2000:

             Assets                               $74,690
             Liabilities                           (6,611)
             Equity                               (78,294)
             Cash Received                        $10,215

See notes to the financial statements

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

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 4 - MACHINERY AND EQUIPMENT

      Machinery and equipment at cost, less accumulated depreciation, consists of the following:

         Furniture & fixtures                                           $ 52,508
         Syringe molds                                                   169,129
         Syringe assembly equipment                                      233,267
         Automobile                                                       17,680
                                                                        --------
              Subtotal                                                   472,584
         Less accumulated depreciation and amortization                  117,438
                                                                        --------
              Total                                                     $355,146
                                                                        ========

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

              Current assets                                         $  712,326

              Non-current assets                                      1,919,563
                                                                     ----------

                      Total Assets                                    2,631,889
                                                                     ==========

              Current liabilities                                       178,775

              Non-current liabilities                                 1,128,312
                                                                     ----------

                      Total Liabilities                               1,307,087

              Stockholders' Equity                                    1,324,802
                                                                     ----------

                      Total Liabilities and Stockholders' Equity     $2,631,889
                                                                     ==========

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 5 - INVESTMENT IN JOINT VENTURE, Continued

The condensed income statement for MHI for year ended October 31, 2001 (initial year) is as follows:

              Net Sales                                      $148,549
              Cost of Sales                                    35,940
                                                             --------
              Gross Profit                                    112,609
              Selling, General & Administrative Expenses       86,312
                                                             --------
              Income from Continuing Operations                26,297
              Non-Operating Income, net of expenses             2,447
                                                             --------
              Net Income                                     $ 28,744
                                                             ========

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

                Year Ending October 31,
                     2002                                            $  7,740
                     2003                                               7,740
                     2004                                               7,095
                                                                     --------
                     Total minimum payments required                 $ 22,575
                                                                     ========

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

                                                         Year Ended October 31,
                                                         ----------------------
                                                            2001        2000
                                                         ----------  ----------
         Weighted average number of common shares
              used in basic EPS                          12,312,792  10,679,013
         Effect of Dilutive Securities:
              Warrants                                      450,000   1,400,000
                                                         ----------  ----------
         Weighted average number of common shares
              and dilutive potential common stock used
              in EPS - assuming dilution                 12,762,792  12,079,013
                                                         ==========  ==========

NOTE 10 - EQUITY TRANSACTIONS

      Pursuant to various consulting agreements for public relations services, the Company issued common stock purchase warrants as follows:

                                         Exercise                 Exercise Term
                           No. of        Price Per        ---------------------------------
Date of Grant              Shares          Share               Start           Expiration      Vesting Rights
-------------           ----------     ------------       -------------       -------------    --------------
March 2, 1998               50,000     $       3.00       March 2, 1998       March 2, 2001      Upon Issue
March 2, 1998               50,000             3.50       March 2, 1998       March 2, 2001      Upon Issue
March 2, 1998               50,000             4.00       March 2, 1998       March 2, 2001      Upon Issue
March 2, 1998               50,000             5.00       March 2, 1998       March 2, 2001      Upon Issue
June 1, 1999               125,000             0.50       June 1, 1999         June 1, 2002      Upon Issue
June 1, 1999               125,000             0.75       June 1, 1999         June 1, 2002      Upon Issue
June 1, 1999               125,000             1.00       June 1, 1999         June 1, 2002      Upon Issue
June 1, 1999               125,000             1.25       June 1, 1999         June 1, 2002      Upon Issue
                        ----------
  Total Shares             700,000
                        ----------
  Total Amount          $1,212,500
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

      On October 18, 2000, the Company issued to a consultant 100,000 warrants for future services to be provided over a three year period. The exercise price is $3.00 per share, full vesting rights upon issuance and an expiration date of October 18, 2003. On December 18, 2000, 100,000 warrants were exercised by a warrant holder totaling $300,000 of proceeds to the Company and the issuance of 100,000 shares of common stock. The fair value of each warrant issued is estimated on the grant date using the black scholes pricing model with the following weighted-average assumptions used for grants for the years ended October 31, 2001; dividend yield of 0%, risk- free interest of 5%; volatility of 105.874%; and an expected life of 3 years for the warrants. Warrants issued for Consultant Services were valued at $109,000, reflected as a contra-equity account on the balance sheet. Amortization of the Consultant Services amounted to $37,847 and $0 during the years ended October 31, 2001 and 2000, respectively, and has been offset to the Additional Paid-In Capital account on the Company's balance sheet.

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

NOTE 11 - MAJOR CUSTOMERS AND SUPPLIERS

      For the years ended October 31, 2001 and 2000, the Company had four and five major customers, sales to which represented approximately 87% ($10,694,733) and 78% ($5,961,254) , respectively, of the Company's revenues. The Company had accounts receivable balances due from these customers of $2,955,794 at October 31, 2001. The loss of these customers would have a materially adverse effect on the Company.

      The following indicates the revenues from each of the major customers:

                                                        Year Ended October 31,
                                                      --------------------------
                                                          2001            2000
                                                       (Restated)
                                                      -----------     ----------
         Major Customer #1                              7,425,379      1,058,089
         Major Customer #2                              1,519,004      2,287,981
         Major Customer #3                              1,310,352        319,324
         Major Customer #4                                439,998      1,060,199
         Major Customer #5                                     --      1,235,661
                                                      -----------     ----------
               Total                                  $10,694,733     $5,961,254
                                                      ===========     ==========

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

      The following indicates the purchases from each of the major suppliers:

                                                         Year Ended October 31,
                                                       -------------------------
                                                          2001           2000
                                                       ----------     ----------
         Major Supplier #1                             $5,472,761     $5,020,539
         Major Supplier #2                              3,735,408             --
                                                       ----------     ----------
               Total                                   $9,208,169     $5,020,539
                                                       ==========     ==========

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

NOTE 14 - INCOME TAXES

      The income tax provision (benefit) is comprised of the following:

                                          Federal         State         Total
                                         ---------      ---------     ---------
         Year Ended October 31, 2001
               Current                   $ (59,919)     $  (1,557)    $ (61,476)
               Deferred                    142,728         41,148       183,876
                                         ---------      ---------     ---------
                                         $  82,809      $  39,591     $ 122,400
                                         =========      =========     =========
         Year Ended October 31, 2000
               Current                   $  37,001      $   8,539     $  45,540
               Deferred                     13,913          3,211        17,124
                                         ---------      ---------     ---------
                                         $  50,914      $  11,750     $  62,664
                                         =========      =========     =========

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

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 14 - INCOME TAXES, Continued

      The differences between income tax provision in the financial statements and the tax expense (benefit) computed at the U.S. Federal Statutory rate are as follows:

                                                             October 31,
                                                         -------------------
                                                         2001           2000
                                                         -----         -----
         Federal statutory rate                             34%           34%
         Depreciation                                       (4%)          --
         Consultant services                               (14%)          --
         Benefit from net operating loss carryforwards      --           (19%)
                                                         -----         -----
         Effective tax rate                                 16%           15%
                                                         =====         =====

      The Company's total deferred tax attributable to consultant services and depreciation differences in 2001 is as follows:

              Deferred tax asset                          $      --
              Deferred tax liability                       (201,000)
                                                          ---------
                   Net deferred tax asset (liability)     $(201,000)
                                                          =========

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

NOTE 16 - RESTATEMENT

      The Company has restated its sales and cost of sales for a transaction to more properly reflect the recognition of a sale transaction in the appropriate accounting period. The original sale of $624,308, as well as the cost of the sale of $124,862 was removed from the October 31, 2001 Statement of Operations and is expected to be 75% recognized as a sale in a subsequent quarter ended July 31, 2002 and 25% as a sale by fiscal year end October 31, 2002. The income tax effect from the restatement totals $199,778 which the Company will be refunded by filing amended Federal and State tax returns.

      As a result of the restatement, net income decreased by $299,668 and the fully diluted earnings per common share for the year ended October 31, 2001 is reduced from $0.04 to $0.02.

             [LETTERHEAD OF ROSENBERG RICH BAKER BERMAN & COMPANY]

To the Board of Directors and Stockholders of Medi-Hut Company, Inc.

We have audited the balance sheet of Medi-Hut Company, Inc. as of October 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended October 31, 2001 and 2000. These financial statements are the responsibilities of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medi-Hut Company, Inc. as of October 31, 2001, and the results of its operations, and its cash flows for the years ended October 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16, the Company has restated its sales and cost of sales for a transaction to more properly reflect the recognition of a sales transaction in the appropriate accounting period. As a result, the 2001 financial statements have been restated to reflect this restatement.


                                      /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
December 5, 2001 (except for Note 16,
  as to which the date is September 13, 2002)

                      STATEMENT BY CHIEF EXECUTIVE OFFICER
                             PURSUANT TO SECTION 302
                                     OF THE
                               SARBANES-OXLEY ACT

I, Joseph A. Sanpietro , certify that:

(1) I have reviewed the Annual report on Form 10-KSB/A for the fiscal year ended October 31, 2001, the Quarterly Reports on Forms 10-Q/A for the quarters ended January 31, and April 30, 2002, and the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Medi-Hut Co., Inc. (the "Company").

(2) Based on my knowledge, and except as corrected or supplemented in a subsequent report:

      o The reports do not contain any untrue statement of a material fact or omit to state to a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such reports; and

      o The financial statements, and other financial information included in the reports, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented.

(3)   The Company's other certifying officer and I:

      o Are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company;

      o Have designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report for July 31, 2002 is being prepared;

      o Have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report for the period ended July 31, 2002 (the "Evaluation Date"); and

      o Have presented in the quarterly report for the quarter ended July 31, 2002 our conclusions about the effectiveness of their disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(4) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors:

      o All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and has identified for the Company's auditors any material weaknesses in internal controls; and

      o Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(5) The Company's other certifying officer and I have indicated in the Quarterly Report for the quarter ended July 31, 2002 whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     Subscribed and sworn to
                                                     before me this 16th day of
                                                     September, 2002


/s/ Joseph A. Sanpietro
------------------------                             ---------------------------
Joseph A. Sanpietro                                  Notary Public
Chief Executive Officer                              Seal
September 16, 2002

                      STATEMENT BY CHIEF FINANCIAL OFFICER
                             PURSUANT TO SECTION 302
                                     OF THE
                               SARBANES-OXLEY ACT

I, Laurence M. Simon, certify that:

(1) I have reviewed the Annual report on Form 10-KSB/A for the fiscal year ended October 31, 2001, the Quarterly Reports on Forms 10-Q/A for the quarters ended January 31, and April 30, 2002, and the Quarterly Report on Form 10-Q for the quarter ended July 31, 2002 of Medi-Hut Co., Inc. (the "Company").

(2) Based on my knowledge, and except as corrected or supplemented in a subsequent report:

      o The reports do not contain any untrue statement of a material fact or omit to state to a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such reports; and

      o The financial statements, and other financial information included in the reports, fairly present in all material respects the financial condition and results of operations of the Company as of, and for, the periods presented.

(3)   The Company's other certifying officer and I:

      o Are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company;

      o Have designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the quarterly report for July 31, 2002 is being prepared;

      o Have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report for the period ended July 31, 2002 (the "Evaluation Date"); and

      o Have presented in the quarterly report for the quarter ended July 31, 2002 our conclusions about the effectiveness of their disclosure controls and procedures based on our evaluation as of the Evaluation Date.

(4) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of the Company's board of directors:

      o All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and has identified for the Company's auditors any material weaknesses in internal controls; and

      o Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

(5) The Company's other certifying officer and I have indicated in the Quarterly Report for the quarter ended July 31, 2002 whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     Subscribed and sworn to
                                                     before me this 16th day of
                                                     September, 2002


/s/ Laurence M. Simon
------------------                                   ---------------------------
Laurence M. Simon                                    Notary Public
Chief Financial Officer                              Seal
September 16, 2002

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDI-HUT CO., INC.


By:    /s/ Joseph A. Sanpietro                          Date: 9/16/02
    -----------------------------------------------           ------------------
    Joseph A. Sanpietro, President, CEO and Director

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of Medi- Hut and in the capacities and on the dates indicated.


By:    /s/ Vincent J. Sanpietro                         Date: 9/16/02
    -----------------------------------------------           ------------------
    Vincent J. Sanpietro, Secretary and Director


By:    /s/ Robert Russo                                 Date: 9/16/02
    -----------------------------------------------           ------------------
    Robert Russo, Treasurer and Director


By:    /s/ Laurence M. Simon                            Date: 9/16/02
    -----------------------------------------------           ------------------
    Laurence M. Simon, Chief Financial Officer


By:    /s/ James G. Aaron                               Date: 9/16/02
    -----------------------------------------------           ------------------
    James G. Aaron, Director


By:    /s/ James S. Vaccaro                             Date: 9/16/02
    -----------------------------------------------           ------------------
    James S. Vaccaro, Director