Form 10-Q/A
period 2002-01-31
MEDI HUT CO INC
filed 2002-09-17
CIK 1093285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For Quarter Ended: January 31, 2002

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

      As of March 15, 2002, Medi-Hut had a total of 14,415,256 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................   3

Item 2:  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................  14

Signatures..................................................................  20

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

                             Medi-Hut Company, Inc.

                              Financial Statements

          January 31, 2002 (Unaudited & Restated) and 2001 (Unaudited)
                        and October 31, 2001 (Restated)

                             Medi-Hut Company, Inc.
                        Index to the Financial Statements

                                                                            Page

Financial Statements

  Balance Sheets as of January 31, 2002 (Unaudited & Restated) and as of
   October 31, 2001(Restated)................................................  6

  Statements of Operations (Unaudited) for the Three Months Ended
   January 31, 2002 (Restated) and 2001......................................  7

  Statements of Cash Flows (Unaudited) for the Three Months Ended
   January 31, 2002 (Restated) and 2001 .....................................  8

  Notes to the Financial Statements..........................................  9

                             Medi-Hut Company, Inc.
                                 Balance Sheets


                                                                                 January 31,
                                                                                     2002           October 31,
                                                                                  (Unaudited)          2001
                                                                                  (Restated)        (Restated)
                                                                                 ------------      ------------
      Assets
Current Assets
   Cash                                                                          $  5,909,965      $  4,311,872
   Accounts receivable, less allowance for doubtful accounts of $52,272 and
         $0, respectively                                                           6,911,625         3,152,104
   Inventory-finished goods                                                           671,081           527,658
   Prepaid expenses                                                                   281,523            40,078
   Prepaid income taxes                                                                    --           105,701
   Other current assets                                                                 4,711             7,233
                                                                                 ------------      ------------
      Total Current Assets                                                         13,778,905         8,144,646
                                                                                 ------------      ------------

Machinery & equipment, net of accumulated depreciation of $141,795 and
       $117,438, respectively                                                         330,790           355,146
Investment in joint venture-equity method                                             963,645         1,012,647
Patents, trademarks  and licensing Costs, net of accumulated
        amortization of $10,467 and $9,862, respectively                               37,949            38,554
Distribution rights                                                                   900,000           900,000
Acquisition of Solo-SAFE TM syringe technology assets                               3,500,000                --
                                                                                 ------------      ------------
      Total Assets                                                                 19,511,289        10,450,993
                                                                                 ============      ============

      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                                            4,563,954         3,209,138
   Income taxes payable                                                               211,276                --
                                                                                 ------------      ------------
        Total Current Liabilities                                                   4,775,230         3,209,138
Deferred income taxes  payable                                                         93,000           201,000
                                                                                 ------------      ------------
        Total Liabilities                                                           4,868,230         3,410,138
                                                                                 ------------      ------------

Stockholders' Equity
   Common stock, voting $.001 par value; 100,000,000 shares authorized;
      14,415,256 and 14,058,800 shares issued and outstanding, respectively            14,415            14,059
   Additional paid-in capital                                                      19,760,907        16,270,347
   Stock subscriptions receivable                                                  (2,000,000)       (4,006,250)
   Notes and accrued interest receivable on issued stock/exercised warrants        (2,184,827)       (3,643,566)
   Consultant services                                                               (314,070)         (512,153)
   Deferred charges                                                                   (57,506)          (57,506)
   Retained earnings (deficit)                                                       (575,860)       (1,024,076)
                                                                                 ------------      ------------
        Total Stockholders' Equity                                                 14,643,059         7,040,855
                                                                                 ------------      ------------
        Total Liabilities and Stockholders' Equity                               $ 19,511,289      $ 10,450,993
                                                                                 ============      ============

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Operations

                                                         Three
                                                         Months                       Three
                                                         Ended                        Months
                                                      January 31,                     Ended
                                                         2002                       January 31,
                                                      (Unaudited)                       2001
                                                      (Restated)                    (Unaudited)
                                                      -----------                   ------------
Net Sales                                             $ 9,681,608        100.0%      $2,199,480       100.0%
                                                      -----------      -------       ----------     -------
Cost of Goods Sold
   Beginning inventory                                    527,658          5.5          238,808        10.7
   Net purchases                                        8,604,160         88.9        1,917,199        87.3
   Custom fees/freight                                     12,243          0.1           12,076         0.6
                                                      -----------      -------       ----------     -------
      Cost of Goods Available for Sale                  9,144,061         94.5        2,168,083        98.6
Less: Ending Inventory                                    671,081          7.0          214,054         9.7
                                                      -----------      -------       ----------     -------
      Cost of Goods Sold                                8,472,980         87.5        1,954,029        88.9
                                                      -----------      -------       ----------     -------
Gross Profit                                            1,208,628         12.5          245,451        11.1

Selling, General and Administrative Expenses
(including Amortization of Consultant Services of
$189,000 and $0, respectively)                            479,291          5.0          154,879         7.0
                                                      -----------      -------       ----------     -------
Income  from Operations                                   729,337          7.5           90,572         4.1
                                                      -----------      -------       ----------     -------

Other Income
   Interest income                                         66,318          0.7           15,748         0.7
   Share of (loss) from joint venture                     (49,002)        (0.5)              --          --
                                                      -----------      -------       ----------     -------
      Total Other Income                                   17,316          0.2           15,748         0.7
                                                      -----------      -------       ----------     -------
Income Before Provision for Income Taxes                  746,653          7.7          106,320         4.8
Provision for Income Taxes                                298,437          3.1           29,724         1.4
                                                      -----------      -------       ----------     -------
Net Income                                            $   448,216          4.6%      $   76,596         3.4%
                                                      ===========      =======       ==========     =======

Earnings  per Common Share                            $      0.03                    $     0.01
                                                      ===========                    ==========
Earnings  per Common Share - assuming dilution        $      0.03                    $     0.01
                                                      ===========                    ==========

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Cash Flows

                                                                                     Three Months Ended
                                                                                         January 31,
                                                                                     2002           2001
                                                                                 (Unaudited)     (Unaudited)
                                                                                  (Restated)
                                                                                 -----------     -----------
Cash Flows From Operating Activities
Net Income                                                                       $   448,216      $  76,596
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by
   Operating Activities:
       Depreciation and amortization                                                  24,961         14,043
       Provision for doubtful accounts                                                52,272             --
       Amortization of consultant services                                           189,000             --
       Deferred income taxes                                                        (108,000)         6,935
       Share of loss from joint venture                                               49,002             --
Decrease (Increase) in Assets
       Accounts receivable                                                        (3,811,793)       340,122
       Inventory                                                                    (143,423)        24,754
       Prepaid expenses                                                             (241,445)       133,257
       Other current assets                                                           24,744         (1,541)
Increase in Liabilities
       Accounts payable and accrued expenses                                       1,354,815       (244,217)
       Income taxes payable                                                          316,977         (5,063)
                                                                                 -----------      ---------
          Net Cash (Used) Provided by Operating Activities                        (1,844,674)       344,886
                                                                                 -----------      ---------

Cash Flows From Investing Activities
      Cash paid for investment in joint venture                                           --       (500,000)
      Cash paid for machinery & equipment                                                 --         (4,133)
      Cash paid for deposit on equipment                                                  --        (50,000)
                                                                                 -----------      ---------
          Net Cash (Used) by Investing Activities                                         --       (554,133)
                                                                                 -----------      ---------

Cash Flows From Financing Activities
      Issuance of common stock in exchange for insurance coverage                         --         18,000
      Proceeds from sale of common stock and exercise of warrants                         --        300,000
      Proceeds from repayment of subscriptions receivable, notes and accrued
           interest receivable on issued  stock/exercised warrants                 3,442,767             --
      Redemption of marketable securities                                                 --        100,000
                                                                                 -----------      ---------
          Net Cash Provided by Financing Activities                                3,442,767        418,000
                                                                                 -----------      ---------

Net Increase  in Cash                                                              1,598,093        208,753
Cash at Beginning of Period                                                        4,311,872        502,243
                                                                                 -----------      ---------
Cash at End of Period                                                            $ 5,909,965      $ 710,996
                                                                                 ===========      =========

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

      The balance sheet at October 31, 2001 (Restated) was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements included as part of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001 (Restated).

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

            Net Sales                             $ 460,396
                                                  =========
            Gross Profit                          $  39,447
                                                  =========
            (Loss) from Continuing Operations     $ (79,719)
                                                  =========
            Net (Loss)                            $ (82,626)
                                                  =========

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

                                                                 Three Months Ended
                                                                     January 31,
                                                              -------------------------
                                                                 2002           2001
                                                              ----------     ----------
            Weighted average number of common shares
                 used in basic EPS                            14,144,039     10,886,322
            Effect of Dilutive Securities:
                 Warrants                                        218,231        401,418
                                                              ----------     ----------
            Weighted average number of common shares
                 and dilutive potential common stock used
                 in EPS - assuming dilution                   14,362,270     11,287,740
                                                              ==========     ==========

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

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 6 - MAJOR CUSTOMERS AND SUPPLIERS

      For the three months ended January 31, 2002, the Company had four (4) major customers, sales to which represented approximately 95% of the Company's revenues. The loss of these customers could have a materially adverse effect on the Company.

      The following indicates the revenues from each of the major customers:

                                                               Three
                                                              Months
                                                               Ended
                                                             January 31,
                                                                2002
                                                             (Restated)
                                                             ----------
         Major Customer #1                                   $3,855,794
         Major Customer #2                                    2,993,504
         Major Customer #3                                    1,394,642
         Major Customer #4                                      988,962
                                                             ----------
              Total                                          $9,232,902
                                                             ==========

      For the three months ended January 31, 2002, the Company had two major suppliers, purchases to which represented approximately 90% of the Company's total purchases. The loss of these suppliers would have a materially adverse effect on the Company.

      The following indicates the purchases from each of the major suppliers:

                                                               Three
                                                              Months
                                                               Ended
                                                             January 31,
                                                                2002
                                                             ----------
         Major Supplier #1                                   $5,964,102
         Major Supplier #2                                    1,748,746
                                                             ----------

              Total                                          $7,712,848
                                                             ==========

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

NOTE 8 - RESTATEMENT

The Company is restating the quarter ended January 31, 2002 to reflect certain adjustments to the previously reported financial statements for that quarter. The adjustments consist of a reduction in sales of $404,607, no reduction in cost of goods sold and a reversal of a $45,000 amortization expense. The effect of this restatement is to reduce income tax expense for the quarter by $143,843 and to reduce net income by $215,766.

As a result of the restatements aforementioned, the fully diluted earnings per common share for the Three Months Ended January 31, 2002 is reduced by $0.02.

      We are amending our Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 to reflect certain adjustments to our previously reported financial statements for that quarter. These adjustments consist of a reduction in sales of $404,607, no reduction in cost of goods sold and a reversal of a $45,000 amortization expense. The effect of this restatement is to reduce income tax expense for the quarter by $143,843 and to reduce net income by $215,766 or $0.02 per share.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following paragraphs in Part I, Item 2 have been changed from the previous January 31, 2002Form 10-Q filing to read as follows as a result of the restatement:

Results of Operations

Three Months Ended January 31, 2002 Compared to Three Months Ended January 31, 2001

      The following table summarizes the results of our operations for the three months ended January 31, 2002 and 2001, our first fiscal quarter.

                                                 Three Months Ended January 31,
                                                     2002               2001
                                                 -----------        -----------

Total Sales                                      $ 9,681,608        $ 2,199,480
Total Cost of Sales                                8,472,980          1,954,029
                                                 -----------        -----------
Gross Profit                                       1,208,628            245,451

General & Administrative Expenses                    479,289            154,879
                                                 -----------        -----------
Net Operating Income                                 729,337             90,572

Total Other (Income) and Expenses                    (17,316)           (15,748)
Income Taxes                                         298,437             29,724

Net Income                                       $   448,216        $    76,596

      Total sales increased $7,482,128 for the first quarter of 2002 compared to the first quarter of 2001. This increase in sales was primarily the result of increased sales of name brand and generic pharmaceuticals.

      Total cost of sales decreased from 88.9% of total sales for the first quarter of 2001 compared to 87.5% of total sales for the first quarter of 2002. The total costs of sales are reflective of the smaller profit margins of the name brand and generic pharmaceuticals product line. While our gross profit increased by $963,177 from the first quarter of 2001 compared to the first quarter of 2002, gross profits as a percentage of total sales were 11.1 % of sales in the first quarter of 2001 compared to 12.5 % of sales in the first quarter of 2002 illustrating our improved profitability.

      General and administrative expenses increased $324,410 from the first quarter of 2001 compared to the first quarter of 2002. Such expenses were 7.0% of total sales for the first quarter of 2001 compared to 5.0% of total sales for the first quarter of 2002. The increase resulted primarily from increased salaries, benefits and amortization of consultant services.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through a combination of increased revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues. We have collected over 70% of our January 31, 2002 accounts receivable balance through March 15, 2002. As of the end of the first quarter of 2002, we had $5,909,965 in cash and working capital of $9,003,675. We had total current assets of $13,778,905 with total current liabilities of $4,775,230.

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

                            Medi-Hut Co., Inc.


Date: 9/16/02               By:  /s/ Joseph A. Sanpietro
     --------------              -----------------------------------------------
                                 Joseph A. Sanpietro
                                 President, Chief Executive Officer and Director


Date: 9/16/02               By:  /s/ Laurence M. Simon
     --------------              -----------------------------------------------
                                 Laurence M. Simon, Chief Financial Officer