Form 10-Q/A
period 2002-04-30
MEDI HUT CO INC
filed 2002-09-17
CIK 1093285

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

      As of June 14, 2002, Medi-Hut had a total of 14,758,800 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................   3

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  12

Signatures..................................................................  18

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

                             Medi-Hut Company, Inc.

                              Financial Statements

            April 30, 2002 (Unaudited & Restated) and 2001(Unaudited)
                        and October 31, 2001 (Restated)

                             Medi-Hut Company, Inc.
                        Index to the Financial Statements

                                                                            Page

Financial Statements

   Balance Sheets as of April 30, 2002 (Unaudited & Restated) and as of
    October 31, 2001 (Restated)..............................................  6

   Statements of Operations (Unaudited) for the Three and Six Months Ended
    April 30, 2002 (Restated) and 2001.......................................  7

   Statements of Cash Flows (Unaudited) for the Six Months Ended
    April 30, 2002 (Restated) and 2001 ......................................  8

   Notes to the Financial Statements.........................................  9

                             Medi-Hut Company, Inc.
                                 Balance Sheets

                                                                                     April 30,
                                                                                       2002             October 31,
                                                                                    (Unaudited)             2001
                                                                                    (Restated)           (Restated)
      Assets
Current Assets
   Cash                                                                             $  5,342,276       $  4,311,872
   Accounts receivable, less allowance for doubtful accounts of $52,272 and
     $0, respectively                                                                  6,056,058          3,152,104
   Inventory-finished goods                                                              484,189            527,658
   Prepaid expenses                                                                      314,237             40,078
   Prepaid income taxes                                                                       --            105,701
   Other current assets                                                                    5,944              7,233
                                                                                    ------------       ------------
      Total Current Assets                                                            12,202,704          8,144,646
                                                                                    ------------       ------------

Machinery & equipment, net of accumulated depreciation of $166,427 and
      $117,438, respectively                                                             309,966            355,146
Investment in joint venture-equity method                                                940,086          1,012,647
Patents, trademarks  and licensing costs, net of accumulated
      amortization of $72,874 and $9,862, respectively                                 3,475,541             38,554
Distribution rights                                                                    2,500,000            900,000
                                                                                    ------------       ------------
      Total Assets                                                                    19,428,297         10,450,993
                                                                                    ============       ============

      Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses                                               2,530,092          3,209,138
   Income taxes payable                                                                  518,719                 --
                                                                                    ------------       ------------
        Total Current Liabilities                                                      3,048,811          3,209,138
Deferred income taxes  payable                                                            16,000            201,000
                                                                                    ------------       ------------
        Total Liabilities                                                              3,064,811          3,410,138
                                                                                    ------------       ------------

Stockholders' Equity

      Common stock, voting $.001 par value; 100,000,000 shares authorized;
        14,415,256 and 14,058,800 shares issued and outstanding, respectively             14,759             14,059
      Additional paid-in capital                                                      19,751,480         16,270,347
      Stock subscriptions receivable                                                  (1,000,000)        (4,006,250)
      Notes and accrued interest receivable on issued stock/exercised warrants        (2,158,500)        (3,643,566)
      Consultant services                                                               (115,986)          (512,153)
      Deferred charges                                                                   (57,506)           (57,506)
      Retained earnings (deficit)                                                        (70,761)        (1,024,076)
                                                                                    ------------       ------------
        Total Stockholders' Equity                                                    16,363,486          7,040,855
                                                                                    ------------       ------------
        Total Liabilities and Stockholders' Equity                                  $ 19,428,297       $ 10,450,993
                                                                                    ============       ============

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Operations

                                                Three Months
                                                   Ended               Three Months
                                               April 30, 2002              Ended
                                                 (Unaudited)          April 30, 2001
                                                 (Restated)             (Unaudited)
                                               ---------------        --------------
Net Sales                                       $  5,362,035   100.0%   $ 2,314,506    100.0%
                                                ------------   -----    -----------    -----
Cost of Goods Sold
   Beginning inventory                               671,081    12.5        214,054      9.2
   Net purchases                                   3,676,086    68.6      1,885,757     81.5
   Custom fees/freight                                11,286     0.2         21,082      0.9
                                                ------------   -----    -----------    -----
      Cost of Goods Available for Sale             4,358,453    81.3      2,120,893     91.6
Less: Ending Inventory                               484,189     9.0        191,012      8.3
                                                ------------   -----    -----------    -----
      Cost of Goods Sold                           3,874,264    72.3      1,929,881     83.4
                                                ------------   -----    -----------    -----
Gross Profit                                       1,487,771    27.7        384,625     16.6

Selling, General and Administrative
Expenses (including Amortization of
Consultant Services of $189,000,$0,$378,000
and $0, respectively)                                692,100    12.9        188,703      8.1
                                                ------------   -----    -----------    -----
Income  from Operations                              795,671    14.8        195,922      8.5
                                                ------------   -----    -----------    -----
Other Income
   Interest income, net of interest expense           49,429     0.9         30,559      1.3
   Share of (loss) from joint venture                (23,558)   (0.4)            --       --
                                                ------------   -----    -----------    -----
      Total Other Income                              25,871     0.5         30,559      1.3
                                                ------------   -----    -----------    -----
Income Before Provision for Income Taxes             821,542    15.3        226,481      9.8
Provision for Income Taxes                           316,443     5.9        101,589      4.4
                                                ------------   -----    -----------    -----
Net Income                                      $    505,099     9.4%   $   124,892      5.4%
                                                ============   =====    ===========    =====
Earnings per Common Share                       $       0.04            $      0.01
                                                ============            ===========
Earnings per Common Share - assuming dilution   $       0.04            $      0.01
                                                ============            ===========
Weighted Average Number of Common
Shares Outstanding                                14,666,159             12,103,463
                                                ============            ===========
Weighted Average Number of Common Shares
Outstanding-assuming dilution                     14,666,159             12,254,631
                                                ============            ===========

                                                Six Months
                                                    Ended                Six Months
                                               April 30, 2002               Ended
                                                (Unaudited)            April 30, 2001
                                                 (Restated)              (Unaudited)
                                               --------------          --------------
Net Sales                                       $ 15,043,642    100.0%   $ 4,513,986     100.0%
                                                ------------    -----    -----------     -----
Cost of Goods Sold
   Beginning inventory                               527,658      3.5        238,808       5.3
   Net purchases                                  12,280,245     81.6      3,802,956      84.2
   Custom fees/freight                                23,529      0.2         33,158       0.7
                                                ------------    -----    -----------     -----
      Cost of Goods Available for Sale            12,831,432     85.3      4,074,922      90.2
Less: Ending Inventory                               484,189      3.2        191,012       4.2
                                                ------------    -----    -----------     -----
      Cost of Goods Sold                          12,347,243     82.1      3,883,910      86.0
                                                ------------    -----    -----------     -----
Gross Profit                                       2,696,399     17.9        630,076      14.0

Selling, General and Administrative
Expenses (including Amortization of
Consultant Services of $189,000,$0,$378,000
and $0, respectively)                              1,171,391      7.8        343,582       7.6
                                                ------------    -----    -----------     -----
Income  from Operations                            1,525,008     10.1        286,494       6.4
                                                ------------    -----    -----------     -----
Other Income
   Interest income, net of interest expense          115,747      0.8         46,307       1.0
   Share of (loss) from joint venture                (72,560)    (0.5)            --        --
                                                ------------    -----    -----------     -----
      Total Other Income                              43,187      0.3         46,307       1.0
                                                ------------    -----    -----------     -----
Income Before Provision for Income Taxes           1,568,195     10.4        332,801       7.4
Provision for Income Taxes                           614,880      4.1        131,313       2.9
                                                ------------    -----    -----------     -----
Net Income                                      $    953,315      6.3%   $   201,488       4.5%
                                                ============    =====    ===========     =====
Earnings per Common Share                       $       0.07             $     0.02
                                                ============             ===========
Earnings per Common Share - assuming dilution   $       0.07             $     0.02
                                                ============             ===========
Weighted Average Number of Common
Shares Outstanding                                14,400,772             11,484,578
                                                ============             ===========
Weighted Average Number of Common Shares
Outstanding-assuming dilution                     14,452,444             11,635,746
                                                ============             ===========

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Cash Flows

                                                                                         Six Months Ended
                                                                                          April 30, 2002
                                                                                   (Unaudited)          2001
                                                                                    (Restated)       (Unaudited)
                                                                                   -----------       -----------
Cash Flows From Operating Activities
Net Income                                                                         $   953,315       $   201,488
Adjustments to Reconcile Net Income to Net Cash (Used)Provided  by
Operating Activities:
       Depreciation and amortization                                                   112,004            30,914
       Provision for doubtful accounts                                                  52,272                --
       Amortization of consultant services                                             378,000                --
       Deferred income taxes                                                          (185,000)           18,894
       Share of loss from joint venture                                                 72,560                --
Decrease (Increase) in Assets
       Accounts receivable                                                          (2,956,226)         (755,763)
       Inventory                                                                        43,469            47,797
       Prepaid expenses                                                               (274,159)          (34,590)
       Other current assets                                                              1,289           (14,863)
Increase (Decrease) in Liabilities
       Accounts payable and accrued expenses                                        (1,279,046)          541,548
       Income taxes payable                                                            624,420            52,864
                                                                                   -----------       -----------
          Net Cash (Used) Provided by Operating Activities                          (2,457,102)           88,289
                                                                                   -----------       -----------
Cash Flows From Investing Activities
      Cash paid for investment in joint venture                                             --          (750,000)
      Cash paid for machinery & equipment                                               (3,809)         (113,562)
      Cash paid for distribution rights                                             (1,000,000)               --
      Cash paid for purchase of marketable securities                                       --        (1,850,000)
         Net Cash (Used) by Investing Activities                                    (1,003,809)       (2,713,562)
Cash Flows From Financing Activities
       Issuance of common stock in exchange for insurance coverage                          --            18,000
       Proceeds from sale of common stock and exercise of warrants                          --         3,507,500
       Proceeds from repayment of subscriptions receivable, notes and accrued
          interest receivable on issued stock/exercised warrants                     4,491,315                --
       Proceeds from line of credit                                                  1,000,000                --
       Repayment of  line of credit                                                 (1,000,000)               --
                                                                                   -----------       -----------
         Net Cash Provided by Financing Activities                                   4,491,315         3,525,500
                                                                                   -----------       -----------
Net Increase  in Cash                                                                1,030,404           900,227
Cash at Beginning of Period                                                          4,311,872           502,243
                                                                                   -----------       -----------
Cash at End of Period                                                              $ 5,342,276       $ 1,402,470
                                                                                   ===========       ===========

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

                                                    Three
                                                    Months         Six Months
                                                    Ended             Ended
                                                March 31, 2002   March 31, 2002
                                                --------------   --------------

            Net Sales                              $ 309,706       $ 770,102
                                                   =========       =========
            Gross Profit                           $   9,610       $  49,057
                                                   =========       =========
            (Loss) from Continuing Operations      $ (36,606)      $(116,325)
                                                   =========       =========
            Net (Loss)                             $ (53,542)      $(164,909)
                                                   =========       =========

NOTE 3 - PRODUCT ACQUISITION-ACQUISITION OF SOLO-SAFE TM SYRINGE TECHNOLOGY
ASSETS

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

      Stipulation of Settlement

      The Company reached a Stipulation of Settlement Agreement ("Settlement") with its PR firm (see NOTE 6 - "NOTES AND ACCRUED INTEREST RECEIVABLE ON ISSUED STOCK/EXERCISED WARRANTS") on May 31, 2002. In accordance with the Settlement, the PR firm will provide the following:

      1) Total sum of $1,620,000 bearing interest at 3% per annum and payable in monthly installments beginning with an up-front payment of $25,000 on May 31, 2002 and $25,000 monthly payments beginning June 1, 2002 until October 31, 2002, $50,000 monthly payments beginning November 1, 2002 until October 31, 2003, $75,000 monthly payments beginning November 1, 2003 until October 31, 2004 and a final payment of $42,200 on November 1, 2004.

      2) Best efforts to execute documents sufficient for the Company to validly secure posted collateral via Mortgage or UCC lien(s) within a 30 day period

      3) a sum of $7,500 to cover half of the anticipated legal costs associated with the Complaint.

      Upon default, the Company retains the right to proceed against the collateral, proceed to judgement and/or re-open the originally filed complaint against the PR firm.

      Letter of Intent - Owens-Illinois

      On May 29, 2002, the Company entered into a Letter of Intent with Owens-Illinois for the production of the Solo-SAFE TM Syringe.

NOTE 8 - RESTATEMENT

      The Company is restating the quarter ended April 30, 2002 to reflect certain adjustments to the previously reported financial statements for that quarter. These adjustments consist of a charge to costs of goods sold of $124,862 and a reversal of $97,632 in amortization expense. The charge to costs of goods sold was originally made in the quarter ended October 31, 2001 and reversed in the quarter ended April 30, 2002. In light of the restatement made for the year ended on October 31, 2001, the Company determined that the charge should be reversed in the fourth quarter of the 2001 fiscal year. As a result, the Company has added back the charge in the quarter ended April 30, 2002, negating the reversal for that period. In addition, the Company increased the charge for income taxes by $54,364 to $316,443. The adjustments result in net income for the quarter being reduced by $81,896 from the amount previously reported, to $505,099, or $.04 per share (unchanged as previously reported). The fully diluted earnings per common share for the Six Months Ended April 30, 2002 is reduced from $0.09 to $0.07. The Company has also revised the Balance Sheet and Statement of Cash Flows to correctly reflect the receipt of a subscription receivable, which has no effect on the Statement of Operations.

      We are amending our Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 to reflect certain adjustments to our previously reported financial statements for that quarter. These adjustments consist of a charge to costs of goods sold of $124,862 and a reversal of $97,632 in amortization expense. The charge to costs of goods sold was originally made in the quarter ended October 31, 2001 and reversed in our Form 10-Q for the quarter ended April 30, 2002. In light of the restatement made in our amended Form 10-KSB for the year ended on October 31, 2001, we have determined that the charge should be reversed in the fourth quarter of the 2001 fiscal year. As a result, we are adding back the charge in the quarter ended April 30, 2002, negating the reversal in the original Form 10-Q filing for that period. In addition, we increased the charge for income taxes by $54,364 to $316,443. The adjustments result in net income for the quarter being reduced by $81,896 from the amount previously reported, to $505,099, or $.04 per share ($.07 for the six months ended April 30, 2002). We have also revised our Balance Sheet and Statement of Cash Flows to correctly reflect the receipt of a subscription receivable, which has no effect on our Statement of Operations.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following paragraphs in Part I, Item 2 have been changed from the previous April 30, 2002 Form 10-Q filing to read as follows as a result of the restatement:

Results of Operations

Three and Six Months Ended April 30, 2002 Compared to Three and Six Months Ended April 30, 2001

      The following table summarizes the results of our operations for the three and six months ended April 30, 2002 and 2001, our second fiscal quarter.

                                      Three Months Ended                 Six Months Ended
                                            April 30,                        April 30,
                                  --------------------------      ---------------------------
                                      2002           2001             2002            2001
                                  ----------      ----------      -----------      ----------
Net Sales                         $5,362,035      $2,314,506      $15,043,642      $4,513,986
Cost of Sales                      3,874,264       1,929,881       12,347,243       3,883,910
                                  ----------      ----------      -----------      ----------
Gross Profit                       1,487,771         384,625        2,696,399         630,076
General & Administrative
Expenses                             692,100         188,703        1,171,391         343,582
                                  ----------      ----------      -----------      ----------
Income from Operations               795,671         195,922        1,525,008         286,494
Total Other (Income) and
Expense                               25,871          30,559           43,187          46,307

Income Taxes                         316,443         101,589          614,880         131,313
                                  ----------      ----------      -----------      ----------
Net Income                        $  505,099      $  124,892      $   953,315      $  201,488
                                  ==========      ==========      ===========      ==========

      Total sales were $5,362,035 for the second quarter of 2002 and $15,043,642 for the six month period ended April 30, 2002. The six month figure represents a $10,529,656 increase over the same period last year. This increase in sales was primarily the result of increased sales of name brand and generic pharmaceuticals and the generic hormone replacement therapy drug , Syntest Double-Strength (DS) and Half-Strength (HS).

      Total cost of sales as a percentage of total sales decreased for the comparable quarter and the six month period. Such costs were 72.3% of total sales for the second quarter of 2002 compared to 83.4% of total sales for the second quarter of 2001, and were 82.1% for the 2002 six month period compared to 86.0% for the six month period of 2001. The improved cost of sales are reflective of the greater profit margin of the generic hormone replacement therapy drug , Syntest DS and HS. As a result of reductions in costs of sales and increased revenues, our gross profit increased by $1,103,146 in the second quarter of 2002 compared to the second quarter of 2001, and increased $2,066,323 in the six month period compared to the 2001 six month period.

      General and administrative expenses increased $503,397 in the second quarter of 2002 compared to the second quarter of 2001 and increased $827,809 in the six month period of 2002 compared to the six month period of 2001. Such expenses were 7.8% of total net sales in the 2002 six month period compared to 7.6% of total net sales for the comparable 2001 period. The increase resulted primarily from increased salaries, benefits, depreciation, amortization and amortization of consultant services, various insurances, and legal fees. The increase in net sales resulted in our net operating income increasing $599,749 in the 2002 second quarter compared to the 2001 second quarter, and an increase of $1,238,514 in the 2002 six month period compared to the same period in 2001.

      Our net income, after tax, increased $380,207 in the 2002 second quarter and $751,827 in the 2002 six month period compared to 2001 comparable periods. As a result, we posted 2002 six month earnings per share of $0.07 compared to earnings per share of $0.02 for the 2001 six month period.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through a combination of increased revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues. For the period ended April 30, 2002, we had $5,342,276 in cash and working capital of $9,153,893. We had total current assets of $12,202,704 with total current liabilities of $3,048,811 as of April 30, 2002, compared to $8,144,646 total current assets and $3,209,138 total current liabilities for the fiscal year ended October 31, 2001.

      Net cash used by our operating activities was $2,457,102 for the 2002 six month period primarily due to earlier payout of cash to vendors, compared to $88,289 net cash provided by operating activities for the 2001 comparable period.

      Net cash used by investing activities was $1,003,089 for the 2002 period mostly for additional distribution rights compared to $2,713,562 net cash used by investing activities for the same period in 2001attributable to the investment in the Medi-Hut International, Ltd. joint venture, purchases of machinery and equipment and $1,850,000 to purchase marketable securities.

      Net cash provided by financing activities was $4,491,315 for the 2002 period compared to $3,525,500 for the 2001 period. The increases for both periods were primarily related to repayments from stock subscriptions receivable and notes and accrued interest receivable on issued stock and exercised warrants.

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

                              Medi-Hut Co., Inc.


Date: 9/16/02                 By:      /s/ Joseph A. Sanpietro
     ----------------            -----------------------------------------------
                                 Joseph A. Sanpietro
                                 President, Chief Executive Officer and Director


Date: 9/16/02                 By:     /s/ Laurence M. Simon
     ----------------            -----------------------------------------------
                                 Laurence M. Simon, Chief Financial Officer