Form 10-Q
period 2002-07-31
MEDI HUT CO INC
filed 2002-09-17
CIK 1093285

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For Quarter Ended: July 31, 2002

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

      As of September 16, 2002, Medi-Hut had a total of 14,558,800 shares of common stock issued and 14,465,900 shares of common stock outstanding.

                                TABLE OF CONTENTS

                          PART I: FINANCIAL INFORMATION

Item 1:  Financial Statements...............................................  3

Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 13

Item 3: Quantitative and Qualitative Disclosure About Market Risk........... 16

                           PART II: OTHER INFORMATION

Item 1: Legal Proceedings .................................................. 17

Item 2: Changes in Securities and Use of Proceeds........................... 17

Item 5: Other Information................................................... 17

Item 6: Exhibits and Reports Filed on Form 8-K ............................. 17

Signatures.................................................................. 23

                          PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

      The financial information set forth below with respect to Medi-Hut's statements of operations for the three and nine months ended July 31, 2002 and 2001 is unaudited. This financial information, in the opinion of Medi-Hut's management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine months ended July 31, 2002 are not necessarily indicative of results to be expected for any subsequent period.

                             Medi-Hut Company, Inc.

                              Financial Statements

        July 31, 2002 and 2001(Unaudited) and October 31, 2001(Restated)

                             Medi-Hut Company, Inc.
                        Index to the Financial Statements

                                                                            Page

Financial Statements

     Balance Sheets as of July 31, 2002 (Unaudited) and as of
       October 31, 2001(Restated).........................................    6

     Statements of Operations (Unaudited) for the Three and Nine Months
      Ended July 31, 2002 and 2001........................................    7

     Statements of Cash Flows (Unaudited) for the Nine Months
      Ended July 31, 2002 and 2001 .......................................    8

     Notes to the Financial Statements....................................    9

                             Medi-Hut Company, Inc.
                                 Balance Sheets

                                                                                   July 31,         October 31,
                                                                                     2002               2001
                                                                                  (Unaudited)        (Restated)
                                                                                 ------------       ------------
      Assets
Current Assets
   Cash                                                                          $  7,207,359       $  4,311,872
   Accounts receivable, less allowance for doubtful accounts of $52,272 and
      $0, respectively                                                              6,625,720          3,152,104
   Inventory-finished goods                                                           605,341            527,658
   Prepaid expenses                                                                   215,071             40,078
   Prepaid income taxes                                                                    --            105,701
   Other current assets                                                                 1,071              7,233
                                                                                 ------------       ------------
      Total Current Assets                                                         14,654,562          8,144,646
                                                                                 ------------       ------------
Machinery & equipment, net of accumulated depreciation of $191,186 and
      $117,438, respectively                                                          285,207            355,146
Investment in joint venture-equity method                                             918,855          1,012,647
Patents, trademarks  and licensing costs, net of accumulated
       amortization of $136,714 and $9,862, respectively                            3,498,216             38,554
Distribution rights                                                                 2,500,000            900,000
Deposits                                                                              390,000                 --
                                                                                 ------------       ------------
      Total Assets                                                                 22,246,840         10,450,993
                                                                                 ============       ============
      Liabilities and Stockholders' Equity
Current Liabilities
   Accounts payable and accrued expenses                                            4,743,116          3,209,138
   Income taxes payable                                                               764,189                 --
                                                                                 ------------       ------------
        Total Current Liabilities                                                   5,507,305          3,209,138
Deferred income taxes  payable                                                            700            201,000
                                                                                 ------------       ------------
        Total Liabilities                                                           5,508,005          3,410,138
                                                                                 ------------       ------------
Stockholders' Equity
   Common stock, voting $.001 par value; 100,000,000 shares authorized;
      14,558,800 and 14,058,800 shares issued and 14,541,300 and
      14,058,800 shares outstanding, respectively                                      14,559             14,059
   Additional paid-in capital                                                      18,742,597         16,270,347
   Stock subscriptions receivable                                                          --         (4,006,250)
   Notes and accrued interest receivable on issued stock/exercised warrants        (2,175,453)        (3,643,566)
   Consultant services                                                                (43,903)          (512,153)
   Deferred charges                                                                   (57,506)           (57,506)
   Retained earnings (deficit)                                                        295,259         (1,024,076)
   Less: Treasury stock, 17,500 shares at cost                                        (36,718)                --
                                                                                 ------------       ------------
        Total Stockholders' Equity                                                 16,738,835          7,040,855
                                                                                 ------------       ------------
        Total Liabilities and Stockholders' Equity                               $ 22,246,840       $ 10,450,993
                                                                                 ============       ============

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Operations

                                                  Three Months                  Three Months
                                                     Ended                          Ended
                                                 July 31, 2002                  July 31, 2001
                                                  (Unaudited)                    (Unaudited)
                                                 -------------                  -------------
Net Sales                                         $  6,534,575       100.0%       $ 2,771,376      100.0%
                                                  ------------       -----        -----------      -----
Cost of Goods Sold
   Beginning inventory                                 484,189         7.4            191,012        6.9
   Net purchases                                     5,225,169        80.0          2,557,917       92.3
   Custom fees/warehousing/freight                      40,899         0.6             22,500        0.8
                                                  ------------       -----        -----------      -----
     Cost of Goods Available for Sale                5,750,257        88.0          2,771,429      100.0
Less: Ending Inventory                                 605,341         9.3            417,489       15.1
                                                  ------------       -----        -----------      -----
     Cost of Goods Sold                              5,144,916        78.7          2,353,940       84.9
                                                  ------------       -----        -----------      -----
Gross Profit                                         1,389,659        21.3            417,436       15.1

Selling, General and Administrative Expenses
(including Amortization of Consultant
Services of $63,000,$0,$441,000 and $0,
respectively)                                          832,473        12.7            254,574        9.2
                                                  ------------       -----        -----------      -----
Income from Operations                                 557,186         8.6            162,862        5.9
                                                  ------------       -----        -----------      -----

Other Income
   Interest income, net of interest expense             93,238         1.4             68,143        2.5
   Share of (loss) from joint venture                  (21,231)       (0.3)                --         --
                                                  ------------       -----        -----------      -----
     Total Other Income                                 72,007         1.1             68,143        2.5
                                                  ------------       -----        -----------      -----
Income Before Provision for Income Taxes               629,193         9.6            231,005        8.4
Provision for Income Taxes                             263,170         4.0             81,665        3.0
                                                  ------------       -----        -----------      -----
Net Income                                        $    366,023         5.6%       $   149,340        5.4%
                                                  ============       =====        ===========      =====
Earnings per Common Share                         $       0.03                    $      0.01
                                                  ============                    ===========
Earnings per Common Share - assuming
dilution                                          $       0.03                    $      0.01
                                                  ============                    ===========
Weighted Average Number of Common
    Shares Outstanding                              14,660,784                     12,874,017
                                                  ============                    ===========
Weighted Average Number of Common
    Shares Outstanding-assuming dilution            14,660,784                     12,874,017
                                                  ============                    ===========

                                                     Nine Months                     Nine Months
                                                        Ended                           Ended
                                                    July 31, 2002                   July 31, 2001
                                                     (Unaudited)                     (Unaudited)
                                                    -------------                   -------------
Net Sales                                           $ 21,578,217       100.0%       $ 7,285,362      100.0%
                                                    ------------       -----        -----------      -----
Cost of Goods Sold
   Beginning inventory                                   527,658         2.4            238,808        3.2
   Net purchases                                      17,505,414        81.1          6,360,873       87.3
   Custom fees/warehousing/freight                        64,428         0.3             55,659        0.8
                                                    ------------       -----        -----------      -----
     Cost of Goods Available for Sale                 18,097,500        83.8          6,655,340       91.3
Less: Ending Inventory                                   605,341         2.8            417,489        5.7
                                                    ------------       -----        -----------      -----
     Cost of Goods Sold                               17,492,159        81.0          6,237,851       85.6
                                                    ------------       -----        -----------      -----
Gross Profit                                           4,086,058        19.0          1,047,511       14.4

Selling, General and Administrative Expenses
(including Amortization of Consultant
Services of $63,000,$0,$441,000 and $0,
respectively)                                          2,003,864         9.3            598,155        8.2
                                                    ------------       -----        -----------      -----
Income from Operations                                 2,082,194         9.7            449,356        6.2
                                                    ------------       -----        -----------      -----

Other Income
   Interest income, net of interest expense              208,985         1.0            114,449        1.6
   Share of (loss) from joint venture                    (93,791)       (0.5)                --         --
                                                    ------------       -----        -----------      -----
     Total Other Income                                  115,194         0.5            114,449        1.6
                                                    ------------       -----        -----------      -----
Income Before Provision for Income Taxes               2,197,388        10.2            563,805        7.8
Provision for Income Taxes                               878,050         4.0            212,978        2.9
                                                    ------------       -----        -----------      -----
Net Income                                          $  1,319,338         6.2%       $   350,827        4.9%
                                                    ============       =====        ===========      =====
Earnings per Common Share                           $       0.10                    $      0.03
                                                    ============                    ===========
Earnings per Common Share - assuming
dilution                                            $       0.10                    $      0.03
                                                    ============                    ===========
Weighted Average Number of Common
    Shares Outstanding                                14,488,395                     11,954,153
                                                    ============                    ===========
Weighted Average Number of Common
    Shares Outstanding-assuming dilution              14,488,395                     11,954,153
                                                    ============                    ===========

The accompanying notes are an integral part of the financial statements.

                             Medi-Hut Company, Inc.
                            Statements of Cash Flows

                                                                                         Nine Months Ended
                                                                                              July 31,
                                                                                       2002              2001
                                                                                   (Unaudited)       (Unaudited)
                                                                                   -----------       -----------
Cash Flows From Operating Activities
Net Income                                                                         $ 1,319,338       $   350,827
Adjustments to Reconcile Net Income to Net Cash (Used)  by
Operating Activities:
       Depreciation and amortization                                                   200,600            62,738
       Provision for doubtful accounts                                                  52,272                --
       Amortization of consultant services                                             441,000                --
       Deferred income taxes                                                          (200,300)           19,374
       Share of loss from joint venture                                                 93,791                --
Decrease (Increase) in Assets
       Accounts receivable                                                          (3,525,888)       (1,335,403)
       Inventory                                                                       (77,683)         (178,681)
       Prepaid expenses                                                               (174,993)           21,081
       Other current assets                                                              6,160           (51,123)
Increase (Decrease) in Liabilities
       Accounts payable and accrued expenses                                           897,260           976,430
       Income taxes payable                                                            869,890           121,888
                                                                                   -----------       -----------
         Net Cash (Used) by Operating Activities                                       (98,553)          (12,869)
                                                                                   -----------       -----------

Cash Flows From Investing Activities
      Cash paid for investment in joint venture                                             --        (1,000,000)
      Cash paid for machinery & equipment                                               (3,809)         (250,850)
      Cash paid for distribution rights                                             (1,000,000)         (400,000)
      Cash paid for deposits                                                          (390,000)               --
      Cash paid for patents and licensing costs                                        (86,514)               --
      Cash paid for purchase of marketable securities                                       --        (1,850,000)
                                                                                   -----------       -----------
         Net Cash (Used) by Investing Activities                                    (1,480,323)       (3,500,850)
                                                                                   -----------       -----------
Cash Flows From Financing Activities
       Proceeds from redemption of marketable securities                                    --         2,250,000
       Proceeds from sale of common stock and exercise of warrants                          --         3,507,500
       Proceeds from repayment of subscriptions receivable, notes and accrued
            interest receivable on issued  stock/exercised warrants                  4,474,363                --
       Proceeds from line of credit                                                  1,000,000                --
       Repayment of  line of credit                                                 (1,000,000)               --
                                                                                   -----------       -----------
         Net Cash Provided by Financing Activities                                   4,474,363         5,757,500
                                                                                   -----------       -----------

Net Increase  in Cash                                                                2,895,487         2,243,781
Cash at Beginning of Period                                                          4,311,872           502,243
                                                                                   -----------       -----------
Cash at End of Period                                                              $ 7,207,359       $ 2,746,024
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

      The balance sheet at October 31, 2001(Restated) was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements included as part of the Company's Annual Report on Form 10-KSB for the year ended October 31, 2001(Restated).

      In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ended October 31, 2002.

NOTE 2 - INVESTMENT IN JOINT VENTURE

      On November 16, 2000, the Company entered into a joint venture agreement with two other partners to form a South Korean company (Medi-Hut International, Ltd. or "MHI"). The Company contributed $1,000,000 for a 44% stock ownership interest in MHI which is accounted for under the Equity Method of Accounting. There is no readily determinable market value for MHI at July 31, 2002. The condensed income statement information for MHI Three and Nine Months Ended June 30, 2002 (the most readily available financial information) is as follows:

                                                     Three             Nine
                                                     Months           Months
                                                     Ended             Ended
                                                    June 30,         June 30,
                                                      2002             2002
                                                   ---------       -----------
            Net Sales                              $ 249,993       $ 1,020,095
                                                   =========       ===========
            Gross Profit(Deficit)                  $  (9,974)      $    39,082
                                                   =========       ===========
            (Loss) from Continuing Operations      $ (88,481)      $  (116,325)
                                                   =========       ===========
            Net (Loss)                             $ (48,252)      $  (213,166)
                                                   =========       ===========

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 3 - NOTES AND ACCRUED INTEREST RECEIVABLE ON ISSUED STOCK/EXERCISED WARRANTS - PR FIRM

      On March 5, 2002 in accordance with the terms of the original agreement, the Company provided written notice to its public relations firm ("PR firm") demanding early payment by March 15, 2002 of $1,500,000 plus accrued interest owed to the Company on its Promissory Note due April 30, 2002. Upon the passing of the March 15, 2002 deadline, the Company filed a Civil Action Complaint in U.S. District Court on March 26, 2002 demanding judgement in its favor and against the PR firm for the $1,500,000 plus accrued interest, reasonable attorney fees and other equitable relief that the Company may be entitled. The Company reached a Stipulation of Settlement Agreement ("Settlement") with its PR firm on May 31, 2002. In accordance with the Settlement, the PR firm will provide the following:

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

      The PR firm paid the first two installments of $25,000 on the note and then defaulted on its July 2002 payment and has failed to provide the necessary documentation needed to validly secure the note. The Company is proceeding with excercising its right to levy against any and all collateral, is proceeding to judgement and is re- opening the originally filed complaint against the PR firm and its principals. The Company would sustain a material adverse effect upon its assets should the Company be unable to collect the receivable in part or in full from the PR Firm.

NOTE 4 - LETTERS OF INTENT WITH OWENS-ILLINOIS

      On May 29, 2002, the Company entered into a Letter of Intent with Owens-Illinois ("OI")as the contract manufacturer for the production of the Solo-SAFE TM Safety Syringe. Additionally on July 26, 2002, the Company entered into a 2nd Letter of Intent with OI designating them the contract manufacturer for the patented safety IV catheter system (see NOTE 5 - "COMMITMENTS AND CONTINGENCIES").

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      License Agreement

      On July 1, 2002, the Company entered into an exclusive license agreement ("Agreement")with Cuppy Medical Products,Inc. ("CMP") whereby CMP granted to Medi-Hut the exclusive, non-transferable license to manufacture, use, sell and distribute a patented safety engineered IV Catheter system within the United States, United States Possessions, Canada and Mexico.

      The Agreement provides for the Company to make calendar quarterly royalty reports and annual non-refundable royalty payments a year in advance to CMP at a rate of 6% of the net sales of licensed catheters made beginning on July 1, 2002 and continuing on a 5 year schedule. The July 1, 2002 advance ($125,000) payment against future royalties consisted of an $85,000 non-refundable amount and a $40,000 refundable deposit (see NOTE 7
      - "DEPOSITS") in the event the patented safety engineered IV Catheter system does not receive 510(K) marketing approval by the U.S. Food and Drug Administration ("FDA"). The remaining non-refundable payment schedule on advanced royalties is as follows: $25,000 (July 1, 2003), $40,000 (July 1, 2004), $65,000 (July 1, 2005) and $85,000 (July 1, 2006).

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 5 - COMMITMENTS AND CONTINGENCIES, Continued

      License Agreement, Continued

      Moreover, upon the notification of 510(K) marketing approval by the FDA, the Company shall grant and issue to CMP restricted shares of common stock of Medi-Hut with a total value of $125,000 which shall have "piggy- back" registration rights.

      The Agreement has a term of 5 years with an option to renew for another 5 years at the discretion of the Company at a fee of $500,000 payable in installments of $100,000 at the beginning of each of the 5 years.

      On July 26, 2002, the Company entered into a Letter of Intent with OI designating them the contract manufacturer for the patented safety IV catheter system (see NOTE 4 - "LETTERS OF INTENT WITH OWENS- ILLINOIS").

      Lease Agreement for New Corporate Headquarters

      On July 31, 2002, the Company signed a lease agreement to relocate its corporate headquarters and warehouse to a 11,718 square foot facility in Central New Jersey. The new facility will be ready for occupancy by the Company in November/December 2002. The new lease shall have a term of 5 years with a renewable option for another 5 years. Fixed monthly payments in Years 1-2 shall increase from the present rent expense to $9,540 and $10,947 in Years 3-5. Additional rent will also be paid pertaining to the Company's portion of common area charges relating to taxes, operating costs, repairs and maintenance and other various expenses. The Company obtained a one year Standby Letter of Credit ($33,388) in lieu of a cash payment for the Security Deposit on the new premises.

      Cancer Detection Company Assistance

      The Company has assisted a cancer detection company ("CC" - producers of state of the art technology for the testing and diagnosis of cancer) in obtaining a U.S. Department of Defense ("DOD") government grant for purposes of completing development of their primary cancer detection technology. As part of the assistance, Medi-Hut agreed to serve as an outside investor on the grant application and provide matching funds which was necessary for the CC to obtain approval for the grant. The total approval of the grant amounts to $945,000 of which Medi-Hut would be responsible to provide $195,000 upon grant approval notification. The Company has advanced $50,000 of the total $195,000 through July 31, 2002 (see NOTE 7 - "DEPOSITS") to the CC. In a letter of agreement between Medi-Hut and the CC, the $195,000 is refundable should DOD grant approval not be obtained. However, upon receiving DOD grant approval, Medi-Hut shall obtain a 6.72% passive stock ownership interest in the CC. The CC received notification of grant approval from the DOD on June 26, 2002.(See
      NOTE 8 - "SUBSEQUENT EVENTS").

      Securities and Exchange Commission ("SEC") Investigation

      On February 21, 2002, the SEC issued a formal order directing private investigation entitled In the Matter of Medi-Hut Co., Inc. According to the formal order, the SEC is investigating, among other things, the accuracy of the Company's SEC filings and financial disclosures, as well as the sufficiency of the Company's system of internal accounting controls.

                             Medi-Hut Company, Inc.
                        Notes to the Financial Statements

NOTE 6 - STOCK SUBSCRIPTIONS RECEIVABLE

      On October 1,2001, the Company entered into an agreement to issue and sell 600,000 units to an investor in accordance with the provisions of Section 4(2) and Regulation D of the Securities Act of 1933. Each unit had a price of $5.30 and was comprised of one share of the Company's common stock and one warrant to purchase a share of common stock in the Company which was exercisable beginning on the closing date of the transaction and extended over a three year period thereafter and granted to the investor or holder the right to purchase one additional share of the Company's common stock at a price of $6.75 per share. The Company recorded a stock subscription receivable, reflected as a contra-equity account on the balance sheet, for the $3,000,000 ($3,180,000 less a 6% commission) of units sold through October 31, 2001 and collected $2,000,000 through May 31, 2002.

      On June 17, 2002, the Company canceled the remaining 200,000 units issued due to lack of payment on the final $1,000,000 of the receivable. The 200,000 shares of common stock surrendered will be retired and returned to the Company's treasury.

NOTE 7 - DEPOSITS

      Deposits consist of $300,000 of wire transfers to MHI for purchases of molds and assembly equipment machinery for use in assembling the Elite Safety Syringes, $40,000 for a refundable deposit on exclusive license agreement for the patented safety engineered IV Catheter system (see NOTE 5 - "COMMITMENTS AND CONTINGENCIES"), and a $50,000 refundable deposit to a CC (see NOTE 5 - "COMMITMENTS AND CONTINGENCIES").

NOTE 8 - SUBSEQUENT EVENTS

      Cancer Detection Company Assistance

      On August 6, 2002, the Company wired the remaining $145,000 into a jointly owned bank account with the CC to complete the transfer of the remaining funds necessary upon the DOD grant approval notification (see NOTE 5 - "COMMITMENTS AND CONTINGENCIES"). Upon the CC's receipt of the grant monies from the DOD, the funds in the joint bank account (Medi-Hut and the CC) will be released to the CC and the Company will obtain its 6.72% passive stock ownership interest in the CC.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Medi-Hut wholesales name brand drugs and our generic hormone replacement therapy drugs, Syntest Double- Strength (DS) and Half-Strength (HS), medical products, our "Elite" brand medical products and our "Tru-Choice" over-the-counter drugs, which are provided to us by various suppliers. We also contract manufacture and market our Elite Safety Syringe. The following discussion and analysis should be read in conjunction with our financial statements and notes which are attached to this report. We realize revenue when products are shipped and title passes to our wholesalers. Our inventory consists of finished products which are warehoused at the third-party manufacturer's or supplier's facility or when necessary at our own warehouse. Revenue is net of returns, which have historically been less than 2% of gross sales. Our fiscal year ends on October 31st and the following discussions are based on the financial statements of Medi- Hut for the 2002 and 2001 fiscal years.

Results of Operations

Three and Nine Months Ended July 31, 2002 Compared to Three and Nine Months Ended July 31, 2001

      The following table summarizes the results of our operations for the three and nine months ended July 31, 2002 and 2001, our third fiscal quarter.

                                  Three Months Ended               Nine Months Ended
                                        July 31,                        July 31,
                              --------------------------      ---------------------------
                                 2002            2001            2002             2001
                              ----------      ----------      -----------      ----------
Net Sales                     $6,534,575      $2,771,376      $21,578,217      $7,285,362
Cost of Sales                  5,144,916       2,353,940       17,492,159       6,237,851
                              ----------      ----------      -----------      ----------
Gross Profit                   1,389,659         417,436        4,086,058       1,047,511
General & Administrative
Expenses                         832,473         254,574        2,003,864         598,155
                              ----------      ----------      -----------      ----------
Income from Operations           557,186         162,862        2,082,194         449,356
Total Other (Income) and
Expense                           72,007          68,143          115,194         114,449
Income Taxes                     263,170          81,665          878,050         212,978
                              ----------      ----------      -----------      ----------
Net Income                    $  366,023      $  149,340      $ 1,319,338      $  350,827
                              ==========      ==========      ===========      ==========

      Total sales were $6,534,575 for the third quarter of 2002 and $21,578,217 for the nine month period ended July 31, 2002. The nine month figure represents a $14,292,855 increase over the same period last year. This overall increase in sales was primarily the result of increased sales of name brand and generic pharmaceuticals, sales of the generic hormone replacement therapy drug , Syntest Double-Strength (DS) and Half-Strength (HS), and the sales of our Elite Safety Syringes.

      Total cost of sales as a percentage of total sales improved for the comparable quarter and the nine month period. Such costs were 78.7% of total sales for the third quarter of 2002 compared to 84.9% of total sales for the third quarter of 2001, and were 81.0% for the 2002 nine month period compared to 85.6% for the nine month period of 2001. The improved cost of sales are reflective of the greater profit margin of a few name brand and generic pharmaceuticals sales, sales of the generic hormone replacement therapy drug , Syntest Double-Strength (DS) and Half-Strength (HS) as well as syringe sales. As a result of reductions in costs of sales and increased revenues, our gross profit increased by $972,223 in the third quarter of 2002 compared to the third quarter of 2001, and increased $3,038,547 in the nine month period compared to the 2001 nine month period.

      General and administrative expenses increased $577,899 in the third quarter of 2002 compared to the third quarter of 2001 and increased $1,405,709 in the nine month period of 2002 compared to the nine month period of 2001. Such expenses were 9.3% of total net sales in the 2002 nine month period compared to 8.2% of total net sales for the comparable 2001 period. The increase resulted primarily from increased salaries, benefits, depreciation, amortization and amortization of consultant services, various insurances, and legal fees. The increase in net sales resulted in our net operating income increasing $394,324 in the 2002 third quarter compared to the 2001 third quarter, and an increase of $1,632,838 in the 2002 nine month period compared to the same period in 2001.

      We recorded total other income of $72,007 for the third quarter of 2002 compared to total other income of $68,143 for the third quarter of 2001. For the nine month period of 2002, we recorded total other income, net of other expenses, of $115,194 compared to $114,449 for the same period in 2001. The total other income for the 2002 third quarter and nine month period was due primarily from increases in interest income less our share of loss from our equity investment in Medi-Hut International Ltd.

      Our income taxes increased both in dollars and percentage terms in the third quarter and nine month period of 2002 as a result of our higher net income compared to the comparable 2001 periods.

      Our net income, after tax, increased $216,683 in the 2002 third quarter and $968,511 in the 2002 nine month period compared to 2001 comparable periods. As a result, we posted 2002 nine month earnings per share of $0.10 compared to earnings per share of $0.03 for the 2001 nine month period.

Liquidity and Capital Resources

      We have funded our cash requirements primarily through a combination of increased revenues and sales of our common stock. Management anticipates we will continue to meet our present requirements for working capital and capital expenditures for the next twelve months from revenues. We have collected over 75% of our July 31, 2002 accounts receivable balance through September 16, 2002. For the period ended July 31, 2002, we had $7,207,359 in cash and working capital of $9,147,257. We had total current assets of $14,654,562 with total current liabilities of $5,507,305 as of July 31, 2002, compared to $8,144,646 total current assets and $3,209,138 total current liabilities for the fiscal year ended October 31, 2001.

      Net cash used by our operating activities was $98,553 for the 2002 nine month period compared to $12,869 net cash used by operating activities for the 2001 comparable period.

      Net cash used by investing activities was $1,480,323 for the 2002 period for additional distribution rights, deposits on molds and assembly machine equipment to produce our Elite Brand Safety Syringes and licensing costs compared to $3,500,850 net cash used by investing activities for the same period in 2001 attributable to the investment in the Medi-Hut International, Ltd. joint venture, purchases of machinery and equipment, distribution rights and $1,850,000 to purchase marketable securities.

      Net cash provided by financing activities was $4,474,363 for the 2002 period compared to $5,757,500 for the 2001 period. The increases for both periods were primarily related to repayments from stock subscriptions receivable and notes and accrued interest receivable on issued stock and exercised warrants.

      On March 5, 2002 in accordance with the terms of the original agreement, we provided written notice to its public relations firm ("PR firm") demanding early payment by March 15, 2002 of $1,500,000 plus accrued interest owed to the Company on its Promissory Note due April 30, 2002. Upon the passing of the March 15, 2002 deadline, we filed a Civil Action Complaint in U.S. District Court on March 26, 2002 demanding judgement in its favor and against the PR firm for the $1,500,000 plus accrued interest, reasonable attorney fees and other equitable relief that we may be entitled. We reached a Stipulation of Settlement Agreement ("Settlement") with the PR firm on May 31, 2002. In accordance with the Settlement, the PR firm will provide the following:

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

      2) Best efforts to execute documents sufficient for us to validly secure posted collateral via Mortgage or UCC lien(s) within a 30 day period

      3) a sum of $7,500 to cover half of the anticipated legal costs associated with the Complaint.

      The PR firm paid the first two installments of $25,000 on the note and then defaulted on its July 2002 payment and has failed to provide the necessary documentation needed to validly secure the note. We are proceeding with excercising our right to levy against any and all collateral, are proceeding to judgement and are re-opening the originally filed complaint against the PR firm and its principals. We would sustain a material adverse effect upon our assets should we be unable to collect the receivable in part or in full from the PR Firm.

      As of July 31, 2002, our principal commitments consisted of office and warehouse space and automobile leases. Monthly rental payments are approximately $2,500 per month with total future minimum rental payments of $16,183 through the fiscal year 2003. On July 31, 2002, we signed a lease agreement to relocate our corporate headquarters and warehouse to a 11,718 square foot facility in Central New Jersey. The new facility will be ready for occupancy by us by November/December 2002. The new lease shall have a term of 5 years with a renewable option for another 5 years. Fixed monthly payments in Years 1-2 shall increase from the present rent expense to $9,540 and $10,947 in Years 3-5. Additional rent will also be paid pertaining to our portion of common area charges relating to taxes, operating costs, repairs and maintenance and other various expenses. We obtained a one year Standby Letter of Credit ($33,388) in lieu of a cash payment for the Security Deposit on the new premises.

      Financing. Our revolving line of credit increased on January 31, 2002 from $1,750,000 to $2,000,000 which expires January 31, 2003. PNC Bank, N.A. also reduced the per annum interest rate for the revolving line of credit from 3/4% above the prime interest rate to the prime interest rate. This line of credit is secured by all of the accounts receivable and inventory assets of Medi-Hut. As of the fiscal year ended 2001 and the third quarter ended July 31, 2002 there were no amounts outstanding on the line of credit.

      On October 4, 1999, we received preliminary approval from the New Jersey Economic Development Authority for $5.75 million in financial assistance to build a manufacturing facility in New Jersey for our Elite Safety Syringe. However, the New Jersey Authority may not be able to allocate tax-exempt private activity bonds if it receives financing requests which exceed its private activity bond caps or if it determines that other projects should have priority over Medi- Hut's project. At the appropriate time, we will seek an underwriter for the bonds.

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

      On February 21, 2002, the Securities and Exchange Commission ("SEC") issued a formal order directing private investigation entitled In the Matter of Medi-Hut Co., Inc. According to the formal order, the SEC is investigating, among other things, the accuracy of the Company's SEC filings and financial disclosures, as well as the sufficiency of the Company's system of internal accounting controls.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

      The following discussion describes all securities sold by us without registration during the quarter ended July 31, 2002 and as of a recent date.

      None.

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

                             Medi-Hut Co., Inc.


Date: 9/16/02                 By:      /s/ Joseph A. Sanpietro
     ----------------            -----------------------------------------------
                                 Joseph A. Sanpietro
                                 President, Chief Executive Officer and Director


Date: 9/16/02                 By:     /s/ Laurence M. Simon
     ----------------            -----------------------------------------------
                                 Laurence M. Simon, Treasurer and
                                 Chief Financial Officer