Form 10QSB/A
period 2001-01-31
MEDI HUT CO INC
filed 2005-11-25
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended: January 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-27119

MEDI-HUT CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State of incorporation)	(I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 919-2799
Issuer's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

On March 21, 2003, Medi-Hut Co., Inc. (the “Company”) terminated the employment of its four senior officers due to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001. At that time, all of these former officers were the subject of an investigation by the United States Department of Justice and three were the subject of an investigation by the Securities and Exchange Commission. On August 19, 2003, in an action commenced by the United States Department of Justice, three of the former officers pled guilty to conspire to inflate the revenue and earnings of the Company and for lying to investigators, and the fourth former officer pled guilty to obstruction of justice. Also on August 19, 2003, the Company, as well as the three former officers who were under investigation by the Securities and Exchange Commission, agreed to a consent decree with the Securities and Exchange Commission.

Contemporaneously with the termination of the former officers of the Company on March 21, 2003, the Company issued a press release and filed a current report on Form 8-K with the Securities and Exchange Commission disclosing the termination of the former officers and the appointment of new management, and announcing that the Company’s financial results contained in the quarterly reports on Forms 10-Q and 10-QSB for the periods ended July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and in the annual report on Form 10-KSB for the fiscal year ended October 31, 2001, were currently under review and should not be relied upon by investors and shareholders and would be reissued with more accurate financial results in the near future. Subsequent to that announcement and filing, the Company’s current management commenced an extensive review of the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the Securities and Exchange Commission in 2002 and 2001, respectively. As a result of that review, the current management of the Company concluded that the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the Securities and Exchange Commission in 2002 and 2001, respectively, and disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001, cannot be relied upon due to the Company’s inability to adequately verify such information because of incomplete or missing data. Consequently, the Company has elected to amend this quarterly report on Form 10-QSB for the quarter ended January 31, 2001 by removing all of the information previously contained herein.

FOR THE REASONS SET FORTH ABOVE, NONE OF THE INFORMATION PREVIOUSLY CONTAINED IN THIS QUARTERLY REPORT SHOULD BE RELIED UPON BY ANY INVESTOR OR SHAREHOLDER.

For more information regarding the actions taken against the former officers of the Company by the United States Department of Justice and the Securities and Exchange Commission, as well as other developments regarding the Company, please see the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002, and subsequent filings made by the Company with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-QSB for the quarter ended January 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

MEDI-HUT CO., INC. (Registrant)

Date: November 22, 2005	By:	/s/ David R. LaVance

David R. LaVance President and Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2005	By:	/s/ Thomas S. Gifford

Thomas S. Gifford Executive Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)