Form 10QSB/A
period 2001-07-31
MEDI HUT CO INC
filed 2005-11-25
CIK 1093285

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

Contemporaneously with the termination of the former officers of the Company on March 21, 2003, the Company issued a press release and filed a current report on Form 8-K with the Securities and Exchange Commission disclosing the termination of the former officers and the appointment of new management, and announcing that the Company’s financial results contained in the quarterly reports on Forms 10-Q and 10-QSB for the periods ended July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and in the annual report on Form 10-KSB for the fiscal year ended October 31, 2001, were currently under review and should not be relied upon by investors and shareholders and would be reissued with more accurate financial results in the near future. Subsequent to that announcement and filing, the Company’s current management commenced an extensive review of the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the Securities and Exchange Commission in 2002 and 2001, respectively. As a result of that review, the current management of the Company concluded that the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the Securities and Exchange Commission in 2002 and 2001, respectively, and disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001, cannot be relied upon due to the Company’s inability to adequately verify such information because of incomplete or missing data. Consequently, the Company has elected to amend this quarterly report on Form 10-QSB for the quarter ended July 31, 2001 by removing all of the information previously contained herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its quarterly report on Form 10-QSB for the quarter ended July 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

MEDI-HUT CO., INC. (Registrant)

Date: November 22, 2005	By:	/s/ David R. LaVance

David R. LaVance President and Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2005	By:	/s/ Thomas S. Gifford

Thomas S. Gifford Executive Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)