Form 10KSB/A
period 2001-10-31
MEDI HUT CO INC
filed 2005-11-25
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A2

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File No. 000-27119

MEDI-HUT CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State of incorporation)	(I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 919-2799
Issuer's telephone number, including area code

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenue for its most recent fiscal year: $___

Documents incorporated by reference: None

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

Contemporaneously with the termination of the former officers of the Company on March 21, 2003, the Company issued a press release and filed a current report on Form 8-K with the Securities and Exchange Commission disclosing the termination of the former officers and the appointment of new management, and announcing that the Company’s financial results contained in the quarterly reports on Forms 10-Q and 10-QSB for the periods ended July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and in the annual report on Form 10-KSB for the fiscal year ended October 31, 2001, were currently under review and should not be relied upon by investors and shareholders and would be reissued with more accurate financial results in the near future. Subsequent to that announcement and filing, the Company’s current management commenced an extensive review of the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the Securities and Exchange Commission in 2002 and 2001, respectively. As a result of that review, the current management of the Company concluded that the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the Securities and Exchange Commission in 2002 and 2001, respectively, and disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001, cannot be relied upon due to the Company’s inability to adequately verify such information because of incomplete or missing data. Consequently, the Company has elected to amend this annual report on Form 10-KSB for the fiscal year ended October 31, 2001 by removing all of the information previously contained herein.

FOR THE REASONS SET FORTH ABOVE, NONE OF THE INFORMATION PREVIOUSLY CONTAINED IN THIS ANNUAL REPORT SHOULD BE RELIED UPON BY ANY INVESTOR OR SHAREHOLDER.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-KSB for the fiscal year ended October 31, 2001 to be signed on its behalf by the undersigned thereunto duly authorized.

MEDI-HUT CO., INC. (Registrant)

Date: November 22, 2005	By:	/s/ David R. LaVance

David R. LaVance President and Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2005	By:	/s/ Thomas S. Gifford

Thomas S. Gifford Executive Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer)