Form 10KSB
period 2002-10-31
MEDI HUT CO INC
filed 2005-11-25
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 0-27119

MEDI-HUT CO., INC.
(Name of small business issuer in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (732) 919-2799

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Revenues for the fiscal year ended October 31, 2002: Revenues for the fiscal year ended October 31, 2002 are not determinable due to incomplete and unverifiable information for such year. See Note contained on page 1 of this report.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant, as of October 31, 2005, was approximately $984,000. The Registrant has no other class of capital stock outstanding.

As of October 31, 2005, 21,276,090 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industry, including competition from much larger competitors; technological advances; available capital; and failure by the Registrant to successfully develop products and business relationships.

In some cases, forward-looking statements can be identified by terminology such as “may,”“will,”“should,”“could,”“expects,”“plans,”“anticipates,”“believes,”“estimates,”“predicts,”“potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this annual report on Form 10-KSB.

MEDI-HUT CO., INC.

NOTE: This annual report on Form 10-KSB for the fiscal year ended October 31, 2002 is being prepared and filed by the Company’s management as of October 31, 2005. The information presented herein is for and as of the fiscal year ended October 31, 2002, unless otherwise indicated. On March 21, 2003, Medi-Hut terminated the employment of its four senior officers due to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001. At the time of their termination, all of these former officers were the subject of an investigation by the United States Department of Justice and three were the subject of an investigation by the Securities and Exchange Commission. On August 19, 2003, three of the former officers pled guilty in an action brought by the United States Department of Justice to conspiring to inflate the revenue and earnings of the Company and for lying to investigators and the fourth former officer pled guilty to obstruction of justice. Also on August 19, 2003, the Company, as well as three of the former officers who were under investigation by the Securities and Exchange Commission, agreed to a consent decree with the Securities and Exchange Commission. As a result of the actions of the former officers of Medi-Hut, certain portions of this report have been omitted where the information was incomplete or could not be adequately verified by the Company’s current management and/or the Company’s independent auditors. Medi-Hut’s current management and its Board of Directors are continuing to work aggressively to bring the Company into compliance with the requirements of the Securities and Exchange Commission and other regulatory bodies.

PART I

Item 1.	Description of Business

General

Medi-Hut Co., Inc. (“Medi-Hut” or the “Company”) is a Nevada corporation that was headquartered in Wall Township, New Jersey until May 2004 when it relocated its headquarters to Spring Lake, New Jersey. Medi-Hut was incorporated in the State of New Jersey on November 29, 1982. On January 28, 1998, Medi-Hut entered into an Agreement and Plan of Reorganization with Indwest, Inc., a Utah corporation, whereby Medi-Hut changed its domicile to the State of Utah and became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 2, 1998, Medi-Hut completed a second change of domicile transaction and became a Delaware corporation, and, on October 31, 2001, completed a third change of domicile transaction and became a Nevada corporation.

During the fiscal year ended October 31, 2002, Medi-Hut’s business included the distribution of over the counter medical devices and supplies, such as condoms and alcohol preparation pads, and generic and name brand pharmaceuticals. The Company’s business for the fiscal year ended October 31, 2002 also included the sale of hormone replacement therapy drugs (Syntest Double-Strength and Half-Strength), which were manufactured and supplied to the Company by a third party manufacturer. The Company’s products generally were sold by distributors or wholesalers to pharmacies or directly to customers through mail order.

During the fiscal year ended October 31, 2002, Medi-Hut continued to develop and commenced manufacturing the patented Elite Safety Syringe, a passive anti-stick safety syringe. For the fiscal year ended October 31, 2002, there were insignificant sales of the Elite Safety Syringe due to development, manufacturing and marketing issues which delayed the introduction of the Elite Safety Syringe to the United States market. See “Principal Products - Elite Safety Syringe.” In addition, on February 25, 2002, the Company acquired its other safety syringe product, the Solo-Safe™ Safety Syringe, which had never been sold and was in early development at the time of the acquisition. See “Principal Products - Solo-Safe™ Safety Syringe.”

In March 2003, the Company exited from the business of selling branded and generic pharmaceuticals to wholesalers due to the low margins attributed to such sales. In addition, in March 2003, the Company was unable to continue the sale of Syntest, its hormone replacement therapy product line, due to a dispute with the manufacturer of and contract sales representative for such product line. This dispute resulted in the commencement of litigation by the Company against the manufacturer and contract sales representative as well as other related litigation involving the Company. See “Item 3. Legal Proceedings - Syntest Litigation.”

From March 2003 through September 2004, the only recurring revenue generated from the Company’s operations was from the continuing sale of condoms, alcohol preps and disposable clinical supplies to physicians and wholesalers. In October 2004, the Company stopped selling these products due to reduced profit margins and the decline of the customer base.

During May 2004, the Company’s current management team completed its evaluation of the Solo-Safe™ Safety Syringe. Due to the early development stage of the product, the fact that a manufacturing prototype had not been created and the cost associated with developing the product as compared to the overall market opportunity, the Company decided to stop any further development of this product.

In addition, during December 2004, the Company completed its evaluation of the Elite Safety Syringe product line. As a result of this evaluation, the Company’s current management decided not to pursue any further development or marketing of the Elite Safety Syringe due to the cost associated with correcting the product design, the cost associated with establishing sufficient manufacturing capabilities to support a market launch and the lack of a market for safety syringes sufficient to support the product launch. See “Principal Products - Elite Safety Syringe” and “Manufacturing; Principal Suppliers.”

Currently, the Company does not have any recurring revenue from the sale of products. The Company is in the process of identifying new products for acquisition and development. However, no assurances can be given that the Company will have the financial and other resources necessary for it to acquire and develop any new product. See “Strategy for Business Development.”

Strategy for Business Development

The Company’s strategy for business development focuses on the acquisition, through licensing or purchasing, of technologies or products that are sold in a specialty or niche market. Technologies or products of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies or patented products. Specialty or niche-market technologies or products, as opposed to commodities, generally offer greater margins. These products are distributed through specialty distributor networks or manufacturer representatives to the original equipment manufacturer (“OEM”) market, supplier and provider markets and to the general marketplace.

In an effort to implement its acquisition strategy, the Company has begun to identify and review manufacturers of specialty technologies or products. The companies under review generally have sole product lines or orphan products with annual sales of less than $5 million. The Company believes that the technologies or products generally offered by these companies are not attractive to the larger companies because they do not represent opportunities that would be material to those companies. Many of the technologies and products suffer from lower sales because of inadequate distribution channels, lack of companion products or insufficient capital.

Following is a listing of criteria being utilized by the Company in identifying and reviewing potential technology or product acquisitions:

•	Whether the technology or product is a specialty or niche-market product which is distributed through specialty distributors.

•	Whether the technology or product is unique or patented.

•	Whether the technology or product has an attractive gross margin, usually in excess of 35%.

•	Whether the prospective seller is receptive to receiving equity as part of the purchase price.

•	Whether the market for the technology or product is expanding, but not to such a degree as to attract larger manufacturers or result in the technology or product achieving commodity status.

•	Whether the Company can access marketing channels to sell and distribute the technology or product.

The Company anticipates funding its acquisition strategy and the development of its business through equity and/or debt financing and favorable settlements or judgments in the pending Syntest litigation and the Company’s litigation against its former accounting firm, Rosenberg, Rich, Baker, Berman & Company. See “Item 3. Legal Proceedings - Syntest Litigation; Litigation Against Former Accounting Firms.”

The Company has not entered into any definitive agreements to acquire any technologies or products and no assurances can be given that the Company will obtain favorable settlements or judgments in its pending litigations or otherwise have the financial and other resources necessary for it to acquire any technologies or products or otherwise implement any part of its business development strategy. In addition, no assurances can be given that if the Company effects any technology or product acquisition, or implements any other part of its business development strategy, such acquisition or business development will be profitable.

Company Developments

SEC Investigation

On February 21, 2002, the Securities and Exchange Commission (the “SEC”) commenced an investigation and review of Medi-Hut, which resulted in the commencement of an action by the SEC on August 19, 2003 against Medi-Hut and the Company’s former President and Chief Executive Officer, Joseph A. Sanpietro, former Chief Financial Officer, Laurence M. Simon, and former Vice President of Sales, Lawrence P. Marasco. Contemporaneous with the commencement of the SEC action, the Company, without admitting or denying the allegations of the complaint, consented to a final judgment against it and is permanently restrained from making any untrue or misleading disclosures, must make and keep accurate books, records and accounts and maintain a system of internal accounting control sufficient to ensure for fair and accurate financial disclosure. See “Item 3. Legal Proceedings - SEC Investigation.”

Incomplete Periodic Reports

As explained elsewhere in this report, Medi-Hut was subjected to corporate mismanagement by its former management team in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001, which ultimately resulted on August 19, 2003 in the guilty pleas by the four senior officers of prior management to an action brought by the United States Department of Justice. Three of these officers also entered into consent decrees with the SEC on the same date. The current management of the Company has concluded that the financial statements and other financial information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively, and the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001 cannot be relied upon due to the Company’s inability to adequately verify the financial information disclosed in these reports due to incomplete or missing data and other information. In conjunction with this filing, the Company has amended these reports by removing all of the information contained therein, including all financial disclosures and discussion with respect thereto. In addition, as a result of the Company’s inability to verify the financial performance of the Company for fiscal 2002, this annual report on Form 10-KSB for the fiscal year ended October 31, 2002, contains limited financial disclosure and analysis. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” and “Item 7. Financial Statements.” Consequently, by filing incomplete reports with the SEC, the Company could be found in violation of the final judgment entered against it on August 19, 2003 as well as the general rules and regulations of the Exchange Act. See “Item 3. Legal Proceedings - SEC Investigation; Incomplete Periodic Reports.”

Class Action Lawsuits

Beginning in February 2002, the Company and certain of its former officers and directors were named in an aggregate of eleven class action lawsuits filed in the United States District Court for the District of New Jersey. The lawsuits alleged that, among other contentions, the Company and certain of its former officers and directors failed to disclose related party transactions between the Company and Lawrence P. Marasco, the Company’s former Vice President of Sales, in its periodic reports filed with the SEC. The lawsuits against the Company and certain of its officers and directors were consolidated on January 13, 2003.

On August 18, 2003, the Company reached an agreement to settle the consolidated class action lawsuits, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue to them 861,990 shares of Medi-Hut common stock (fair value of approximately $129,300 as of August 18, 2003), which equaled 6% of Medi-Hut’s issued and outstanding shares of common stock on the date the settlement agreement was reached. The United States District Court for the District of New Jersey issued a Preliminary Approval Order on January 12, 2004 and issued its final approval of the settlement on May 3, 2004. See “Item 3. Legal Proceedings - Class Action Lawsuits.”

New Management

On February 21, 2003 the Company entered into a Consulting Services Agreement with Century Capital Associates LLC (“Century Capital”) whereby Century Capital would provide general corporate and strategic business advisory services to the Company. The Consulting Services Agreement was amended and restated as of February 1, 2005. See “Item 10. Executive Compensation - Consulting Services Agreement.” On March 21, 2003, David R. LaVance of Century Capital replaced Joseph A. Sanpietro as the President and Chief Executive Officer of Medi-Hut and Thomas S. Gifford of Century Capital replaced Laurence M. Simon as the Chief Financial Officer of Medi-Hut. Mr. LaVance and Mr. Gifford also were elected to the Company’s Board of Directors. In addition, at such time, Vincent J. Sanpietro, the Chief Operating Officer of Medi-Hut and Joseph Sanpietro, Jr., an employee of Medi-Hut, were terminated by the Company. Shortly thereafter, Joseph A. Sanpietro and Vincent J. Sanpietro resigned from the Company’s Board of Directors. See “Guilty Pleas of Former Offices and Directors” and “Item 3. Legal Proceedings - Litigation Against Certain Former Officers and Directors and Others.”

Repayment of Line of Credit

On February 26, 2002 the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank. Pursuant to the Loan Agreement, the Company secured a $750,000 note (the “Note”) under which the Company was permitted to draw-down money until February 1, 2003. Interest on the outstanding balance of the Note was charged at prime. In addition, the Company secured a $2,000,000 line of credit (“Line of Credit”) at a rate of prime plus .75% for a term of one year ending February 1, 2003. Pursuant to the terms of the Security Agreement entered into between the Company and PNC, both the Note and the Line of Credit were secured by all of the personal property of the Company including cash, accounts receivable, inventory, equipment and general intangibles. The Company’s only draw down on the Line of Credit occurred on November 13, 2002. On December 13, 2002, the Company was notified by PNC that it was in default on the Note and the Line of Credit, and in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003 the Company was required to pay to PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. The Company currently does not have a lending relationship with a commercial bank.

NASDAQ Delisting

On March 21, 2003, trading of Medi-Hut’s shares of common stock on the NASDAQ SmallCap Market was halted. The Company’s common stock was later delisted from the NASDAQ SmallCap Market on March 28, 2003 for, among other things, failure by the Company to file with the SEC its annual report on Form 10-KSB for the fiscal year ended October 31, 2002. See “Item 3. Legal Proceedings - NASDAQ Delisting.”

Since March 21, 2003, no established public trading market has existed for Medi-Hut’s common stock and shares of Medi-Hut’s common stock are neither listed on any national securities exchange, nor presently traded on any public stock exchange or in any other public market. Although quotations for shares of Medi-Hut’s common stock may be obtained through the over-the counter (“OTC”) “Pink Sheets” maintained by Pink Sheets LLC (a centralized quotation service that collects and publishes market maker quotes for OTC securities), because secondary market activity for shares of Medi-Hut’s common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would be currently willing to purchase or sell shares of Medi-Hut common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

New Independent Auditors; Deficient Periodic Report

On March 28, 2003, the Company dismissed Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”) as its independent auditors. The Company reported the dismissal of the Rosenberg firm as its independent auditors in a current report on Form 8-K, dated March 28, 2003. In that current report on Form 8-K, the Company stated that in connection with its audits for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent periods preceding the date of dismissal, there were no disagreements with Rosenberg in any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Pursuant to the procedure outlined in SEC Regulation S-K, Item 304, the Company amended its current report on Form 8-K, dated March 28, 2003, to include a letter from Rosenberg in which the accounting firm disagreed with the Company’s statements. On April 8, 2003, the SEC provided comments to the Company with respect to the disclosures in the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003. Current management could not adequately respond to the SEC’s comments due to the incomplete and unverifiable information left behind by prior management. Consequently, the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003, has been deemed deficient by the SEC. Although the SEC has not commenced an enforcement action against the Company for such deficient current report on Form 8-K, no assurance can be given that the SEC will not do so in the future. Any such action by the SEC could have significant adverse consequences to the Company. See “Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.” On January 9, 2004, the Company filed an action against Rosenberg for alleged negligence and accounting malpractice. See “Item 3. Legal Proceedings - Actions Against Former Accounting Firms.”

On May 15, 2003, the Company engaged the accounting firm Eisner, LLP (“Eisner”), as its independent auditors to perform an audit of the Company’s financial statements as of the fiscal years ended October 31, 2002 and October 31, 2001. Since that time, the Company has made exhaustive efforts to complete its audits of the 2002 and 2001 financial statements. As a result of these efforts, management determined that due to incomplete records, among other issues, they could not file complete audited financial statements for these periods. However, management determined that it would be able to file an audited balance sheet as of October 31, 2002. Further, management intends to file the required interim period and annual audited financial statements up to and including the fiscal year ended October 31, 2005 as soon as practical.

On March 3, 2005, the Company replaced Eisner as its independent auditors with the accounting firm, Weiser LLP (“Weiser”). Management believed that it was in the best interest of the Company to change auditors in order to facilitate the completion of the audit of the Company’s balance sheet as of October 31, 2002. The change in auditing firms was reviewed and recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors. The Company reported the dismissal of the Eisner firm as its independent auditors in a current report on Form 8-K, dated March 3, 2005. In that current report on Form 8-K, the Company stated that in connection with its audits as of and for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent interim periods preceding the date of dismissal, there were no disagreements with Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during its engagement by the Company, Eisner did not issue any report on the financial statements or review any financial statements of the Company.

Pursuant to the procedure outlined in SEC Regulation S-B, Item 304, the Company included in the current report on Form 8-K a letter from Eisner in which the accounting firm agreed with the Company’s statements that there were no disagreements between the Company and Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

New Board Members

In May 2003, Salvatore J. Badalamenti, John A. Moore and Richard E. Otto joined James G. Aaron, Thomas S. Gifford and David R. LaVance on the Board of Directors of Medi-Hut. At such time, James G. Aaron, a member of the Board since April 3, 2001, agreed to remain on the Board of Directors for the primary purpose of assisting the transition of management. After assisting the transition of management, effective February 5, 2004, Mr. Aaron resigned from the Board. On January 1, 2005, due to various business and personal commitments, Salvatore J. Badalamenti resigned from the Board. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act - Current Officers and Directors.”

Syntest Litigation

On May 12, 2003, Medi-Hut commenced an action in the United States District Court for the Eastern District of New York against Syntho Pharmaceuticals Inc. (“Syntho”) and its president, Muhammed Malik (collectively, the “Syntho Group”), Breckenridge Pharmaceutical Inc. (“Breckenridge”) and its principal owner, Larry Runsdorf (collectively, the “Breckenridge Group”), Scott Schrader (“Schrader”) and his affiliates, namely Schrader & Associates, LLC (“Schrader Associates”), Bluegrass Drug LLC (“Bluegrass”) and Medpharm Corporation (“Medpharm”) (collectively, the “Schrader Group”) relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006 (the “Syntest Agreement”). In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the Syntest Agreement and that Schrader and Schrader Associates, which had been appointed by the Company as a broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

In related litigations, on April 18, 2003, the members of the Schrader Group commenced three separate actions in the State Court of Kentucky against the Company alleging, among other things, that the Company breached the brokerage agreement entered into by the Company and members of the Schrader Group, and, on May 12, 2003, Breckenridge commenced an action against the Company in the United States District Court for the Southern District of Florida, alleging that the Company was interfering with plaintiff’s alleged exclusive rights to distribute Syntest. Breckenridge’s action was later moved to the United States District Court for the Eastern District of New York.

In June 2003, the Syntho Group filed an answer to the Company’s complaint which contained counterclaims against the Company for alleged: (1) breach of contract, (2) failure to pay for product, (3) tortious interference with Syntho’s agreement with Breckenridge, and (4) conversion of property.

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending in the United States District Court for the District of Kentucky and the actions against each other which were pending in the United States District Court for the Eastern District of New York. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest.

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. Pursuant to the purchase and settlement agreement, the Company has reserved all of its rights to its claims for damages against the Syntho Group that were incurred by the Company as a result of the alleged breach by the Syntho Group of the Syntho Agreement and other wrongful actions by the Syntho Group.

The Company is continuing its action against the Syntho Group in the Syntest litigation pending in the United States District Court for the Eastern District of New York. See “Item 3. Legal Proceedings - Syntest Litigation.”

Guilty Pleas of Former Officers and Directors

On August 19, 2003, Joseph A. Sanpietro, Laurence M. Simon and Lawrence P. Marasco pled guilty to conspiracy to inflate the revenue and earnings of the Company and lying to investigators. In addition, Vincent J. Sanpietro, the Company’s former Chief Operating Officer and Secretary and a former director, pled guilty to obstruction of justice. See “Item 3. Legal Proceedings - Litigation Against Certain Former Offices and Directors and Others.”

Litigation Against Certain Former Officers and Directors and Others

On December 4, 2003, Medi-Hut commenced litigation in the Superior Court of New Jersey against certain of its former officers and directors, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Greco, an officer of Kinray, Inc. In its complaint, Medi-Hut alleged that Joseph A. Sanpietro, a former director and the former President and Chief Executive Officer of the Company, Vincent J. Sanpietro, a former director and the former Chief Operating Officer and Secretary of the Company, Laurence M. Simon, the former Chief Financial Officer of the Company, and Lawrence P. Marasco, the former Vice President of Sales of the Company, caused the Company to suffer significant damage and incur substantial costs by, among other things, engaging in a scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices. In addition to the foregoing, the Company alleged in its complaint that these former officers and directors, with the assistance of Larval Corp., an entity controlled by Mr. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Greco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. Further, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon.

On February 4, 2004, the Company entered into a settlement and release agreement with Vincent J. Sanpietro. In exchange for a one time payment of $20,000, the return of 554,800 shares of the Company’s common stock and certain other non-monetary considerations, the Company agreed to discharge its claims against Mr. Sanpietro.

On April 14, 2004, the Company entered into a settlement and release agreement with Joseph A. Sanpietro. In exchange for a one-time payment of $60,000 and the return of 3,179,200 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to discharge its claims against Mr. Sanpietro.

On May 14, 2004, the Company entered into a settlement and release agreement with Robert S. Russo. In exchange for a one-time payment of $300,000, the return of 125,000 shares of the Company’s common stock and other non-monetary consideration, the Company agreed to discharge its claims against Mr. Russo.

On July 6, 2004, the Company amended the complaint against certain of its former officers and directors and others and commenced litigation against Muhammed Malik, Intermax Pharmaceuticals, Inc. and Syntho. In its complaint, Medi-Hut alleges that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax Pharmaceuticals, Inc. and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The defendants in this action have counterclaimed against the Company for alleged: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud, (4) misrepresentation, (5) fraudulent concealment, (6) violation of the New Jersey Consumer Fraud Act, (7) conversion, and (8) failure to pay for delivered product.

On September 16, 2004, the Company entered into a settlement agreement and release with Lawrence P. Marasco. As part of the settlement, Mr. Marasco paid to the Company the sum of $60,000, returned 405,000 shares of the Company’s common stock and agreed to provide certain other non-monetary consideration.

On November 29, 2004, the Company entered into a settlement agreement and release with Laurence M. Simon. In exchange for the return of 30,000 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to dismiss its claims against Mr. Simon.

On January 19, 2005, the Company entered into a settlement agreement and release in connection with its action against Kinray, Inc. and its officer, Santi Greco. Kinray, Inc. agreed to pay to the Company the sum of $300,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party. “Item 3. Legal Proceedings - Litigation Against Certain Former Officers and Directors and Others.”

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, which served as Medi-Hut’s independent auditor and principal accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates (“Koenig”), an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of Medi-Hut and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, Medi-Hut alleged, among other things, that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs.

The Company is seeking compensatory damages, consequential damages and punitive damages, and the costs of the litigation, including approximately $800,000 incurred by the Company for legal costs and expenses associated with actions by the SEC and others against the Company and certain of its former officers and directors.

On May 14, 2004, in connection with the settlement of the Company’s separate action against Robert S. Russo in the Superior Court of New Jersey (See “Litigation Against Certain Former Officers and Directors and Others”), the Company entered into a settlement and release agreement with Koenig. In exchange for certain non-monetary consideration, the Company agreed to discharge its claims against Koenig. See “Item 3. Legal Proceedings - Litigation Against Former Accounting Firms.”

Lexington Insurance Lawsuit

On April 14, 2004, a complaint was served on Medi-Hut by National Union Fire Insurance Co. (“National Union”) in the United States District Court for the District of New Jersey. In this action, National Union alleged that the Company owed National Union $235,000, representing unpaid insurance premiums. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington Insurance Company (“Lexington”).

On March 10, 2005, the Company filed a third party complaint against Universal Business Insurance, Inc. (“Universal”) and Brett D. Mayer (“Mayer”) in the United States District Court for the District of New Jersey. Universal was the retail broker that advised the Company during the Company’s business dealings with Lexington and Mayer was the individual employed by Universal that dealt directly with the Company. In its complaint, the Company alleged that Universal and Mayer were negligent and breached their fiduciary duty to the Company in providing services related to the Company’s procurement of directors and officers insurance.

On September 28, 2005, the Company and Lexington entered into an agreement in which Lexington agreed to dismiss its complaint against the Company and both Lexington and the Company agreed to release each other from any and all claims which could have been asserted as a result of the Lexington lawsuit. On October 13, 2005, the Company, Universal and Mayer entered into an agreement in which the Company agreed to dismiss its third party complaint against Universal and Mayer in exchange for a one time payment from Universal and Mayer of $8,500. See “Item 3. Legal Proceedings - Lexington Insurance Lawsuit.”

Relocation of Corporate Offices and Settlement with Former Landlord

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762 in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. In connection with the relocation of its principal offices, the Company and Monmouth/Atlantic Realty Associates, L.L.C., the landlord of the Company’s former office space in Wall Township, New Jersey, reached an agreement to terminate the remaining term of the existing lease (44 months resulting in a lease obligation of approximately $454,000 plus an additional $154,000 for common area charges) for a one-time payment by the Company of $100,000 plus the forfeiture of a $33,338 security deposit.

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The Company intends to vigorously defend this action. See “Item 3. Legal Proceedings - Loures Lawsuit.”

Private Placement of Convertible Debentures

On May 26, 2005, the Company closed on a private placement of convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 5 year term maturing on April 30, 2007 and bear interest at a rate of 8% per annum. Up to 50% of the aggregate principal amount of the Debentures are immediately convertible into the Company’s common stock at the option of the holders at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into common stock at the option of the holders at any time after May 1, 2006 at a conversion price of $0.20 per share. The market price of the common stock on the date of closing the transaction was $.06 per share.

Private Placement of Common Stock

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). 3,000,000 shares of common stock were purchased by Richard Rimer, a private investor, for $150,000. 1,000,000 shares of Common Stock were purchased by John A. Moore, a director of the Company, for $50,000. The market price of the Common Stock on the date of closing the transaction was $.04 per share.

Product Acquisitions

On February 25, 2002, the Company purchased certain intellectual property from Spectrum Biotech, Inc., a Nevada corporation (“Spectrum”), relating to the Solo-Safe™ Safety Syringe. In consideration for Spectrum’s safety syringe patents and patents pending and related U.S. Food and Drug Administration (the “FDA”) 510(k) approval, the Company issued to the shareholders of Spectrum 700,000 restricted shares of its common stock, which at the time were valued at approximately $3,500,000. In addition, the Company granted certain registration rights to Spectrum and its shareholders. See “Principal Products - Solo-Safe™ Safety Syringe.”

On May 29, 2002, the Company entered into a letter of intent with Owens-Illinois Closure Inc. (“Owens-Illinois”) in which the parties agreed to negotiate in good faith an agreement that would allow Owens-Illinois to become the contract manufacturer of the Solo-Safe™ Safety Syringe. The Company and Owens-Illinois ceased discussions regarding the manufacture of the Solo-Safe™ Safety Syringe in May 2003.

On July 1, 2002, the Company entered into a license agreement with Cuppy Medical Products, Inc. (“Cuppy”), which had a five year term. Pursuant to this license agreement, Cuppy granted Medi-Hut the exclusive, non-transferable license to manufacture, use, sell and distribute a patented safety engineered intravenous catheter system (the “Cuppy Catheter”) within the United States, United States Possessions, Canada and Mexico. The Company agreed to pay Cuppy an annual royalty of 6% of net sales of the Cuppy Catheter for a period of five years commencing July 1, 2002. In addition, upon execution of the license agreement, the Company paid $125,000 as an advance against future royalty payments, of which $85,000 was non-refundable and $40,000 was refundable in the event the Cuppy Catheter did not receive 510(k) approval by the FDA. See “Government Regulation.” Further, the Company agreed to make annual non-refundable payments as advances against future royalties as follows: $25,000 on July 1, 2003, $40,000 on July 1, 2004, $65,000 on July 1, 2005 and $85,000 on July 1, 2006.

The license agreement also provided that, upon the notification of receipt of 510(k) approval by the FDA, the Company would grant and issue to Cuppy restricted shares of the Company’s common stock with a total fair market value of $125,000 and afford the holder of the restricted shares with certain registration rights.

The Company did not make the $25,000 payment due July 1, 2003, and, as a result, on November 7, 2003, Cuppy terminated the license agreement with the Company. The Company does not believe it has any further payment or other obligations under the terminated license agreement nor does it believe it will receive any refunds thereunder.

On July 26, 2002, the Company entered into a letter of intent with Owens-Illinois in which the parties agreed to negotiate in good faith an agreement that would allow Owens-Illinois to become the exclusive contract manufacturer of the Cuppy Catheter. This letter of intent was extended on February 4, 2003 and, on March 14, 2003, the Company countersigned a proposal from Owens-Illinois for the manufacture of 100 prototypes of the Cuppy Catheter. However, due to the Company’s decision not to pursue the development and sale of the Cuppy Catheter, the Company and Owens-Illinois ceased discussions in June 2003 regarding this product.

Principal Products

Name Brand and Generic Drugs

For the fiscal year ended October 31, 2002, the Company was a wholesaler of name brand and generic drugs, which are drugs that are protected by patent or licensure. In March 2003, the Company exited this line of business due to the low margins attributed to such sales.

Condoms

For the fiscal year ended October 31, 2002 and through September 2004, the Company was a wholesaler of condoms under the brand name “Elite” and on a private label basis. The condoms were manufactured by third parties. The Company stopped selling condoms in October 2004 due to reduced profit margins and the decline in the customer base.

Elite Safety Syringe

During the fiscal year ended October 31, 2002 and through December 2004, the Company was developing the Elite Safety Syringe and attempted to secure appropriate manufacturing and distribution for the product. As discussed below, due to development, manufacturing and marketing issues, sales of the Elite Safety Syringe have not been material and, as a result, the Company has determined that it will not pursue any further development or marketing of the Elite Safety Syringe.

The Elite Safety Syringe is an anti-stick safety syringe that incorporates features designed to safely cover the sharp needle with minimal effort and to minimize danger to the user by preventing accidental needle sticks. There are two types of anti-stick syringes, active devices (this type of product demands that the user in some way make a physical movement to activate the device after the injection and prior to disposal) and passive devices (this type of product activates automatically after injection and should be designed not to interfere with the normal injection procedure). The Elite Safety Syringe is a passive device that incorporates a transparent sleeve into which the needle automatically retracts after use and is designed to decrease accidental needle sticks of medical service providers. The Elite Safety Syringe is also designed to be activated using a one hand technique.

The Elite Safety Syringe was originally manufactured at two facilities located in the Republic of Korea. One facility is operated by Medi-Hut International, a Korean corporation in which Medi-Hut has a 44% ownership interest, and the other facility is operated by Sam Woo, a Korean corporation (collectively, the “Korean Facilities”) independent of the Company. Medi-Hut International was formed pursuant to a joint venture between the Company and COA International Industries, Inc. (“COA”), a Korean corporation which manufactures and exports medical disposable products, including disposable syringes. See “Manufacturing; Principal Suppliers.” In May 2003, the Company determined that the product quality of the Elite Safety Syringes being manufactured at the Korean Facilities was not sufficient for the sale of such product in the United States. After evaluating the corrective action taken by both Korean Facilities to rectify the manufacturing problems identified by the Company, the Company initially determined that it would not pursue manufacturing of the Elite Safety Syringe at the manufacturing facility being operated by Sam Woo. Instead, the Company would utilize the manufacturing facility operated by Medi-Hut International, which instituted a corrective plan in June 2003 to address its manufacturing deficiencies. The Company believes that as a result of this corrective plan, the manufacturing facility operated by Medi-Hut International is now capable of manufacturing the Elite Safety Syringe with a product quality sufficient for the United States market. However, the Company has determined that the cost associated with adequately equipping Medi-Hut International to support a market launch of the product combined with the cost associated with correcting certain design issues exceed the overall market opportunity that exists for the product. Accordingly, the Company has decided that it will no longer develop or market the Elite Safety Syringe. The Company is currently seeking a third party interested in acquiring the product.

Medi-Hut and Medi-Hut International entered into a loan agreement, effective June 7, 2002, to memorialize certain financial assistance that Medi-Hut had been providing to Medi-Hut International. Medi-Hut International acknowledged that it had received loan installments from Medi-Hut during the period from June 7, 2002 through February 28, 2003 in the total amount of $450,000. The loan amount is to be repaid over time with interest as follows plus any and all accrued interest: $75,000 on or before December 31, 2004; $125,000 on or before December 31, 2005; $125,000 on or before December 31, 2006; and $125,000 on or before December 31, 2007. As of October 31, 2005, the Company had not received the $75,000 payment due on or before December 31, 2004 and is currently evaluating whether to institute action to recover same.

Disposable Medical Products

During the fiscal year ended October 31, 2002, disposable medical products sold by the Company, other than the Elite Safety Syringe, were manufactured for the Company by third parties. These products included syringes, hot and cold packs, gauze bandages, adhesive bandages, paper products, alcohol preparation pads and condoms, as discussed above. The Company sold alcohol preparation pads on a private-label basis as well as under the Company’s Elite brand name. The Company stopped selling these products in October 2004 due to reduced profit margins and the decline in the customer base.

Solo-Safe™ Safety Syringe

On February 25, 2002, the Company acquired certain intellectual property owned by Spectrum relating to the Solo-Safe™ Safety Syringe. The Company acquired patents in the United States relating to the Solo-Safe™ Safety Syringe and has acquired the rights to patents in New Zealand, Australia, Brazil and Japan and patents pending in five other foreign countries. Medi-Hut also holds a 510(k) approval from the FDA to market the Solo-Safe™ Safety Syringe in the United States. See “Government Regulation.”

The Solo-Safe™ Safety Syringe is an active type safety syringe designed for intra-muscular injections. When the needle is retracted after injection the design forces the needle back into the syringe barrel and off to one side. The plunger handle then snaps off at an engineered point, resulting in the syringe barrel enclosing the used needle. The purpose of the design is to prevent accidental needle sticks of healthcare personnel administering injections to patients.

The Solo-Safe™ Safety Syringe is in early development and a manufacturing prototype has not been created. The Company does not intend to further develop this product or maintain its patents due to the significant amount of development costs that would have to be incurred in order to bring the product to market, the limited market opportunity that exists for the product and the Company’s limited financial resources.

Tru-Choice Product Line

During the fiscal year ended October 31, 2002, Medi-Hut distributed its Tru-Choice product line, which primarily consisted of generic medications which are sold over-the-counter in pharmacies. The distribution of the Tru-Choice product line was ceased in March 2003 due to the low margins attributed to such sales.

Hormone Replacement Therapy Drugs - Syntest

In November 2001, the Company entered into an agreement with Syntho for the exclusive distribution rights of esterified estrogen/methyl testosterone based prescription hormone replacement therapy drugs: Syntest Double-Strength (DS) and Half-Strength (HS). For the fiscal year ended October 31, 2002, the revenue from the sale of Syntest products was significant. However, in March 2003, the Company was unable to continue the sale of Syntest products due to a dispute with the manufacturer and contract sales representative for such products. This dispute resulted in the commencement of litigation against the manufacturer and contract sale representative as well as other related litigation involving the Company. During July and August 2003, the Company sold all of its remaining Syntest inventory. See “Item 3. Legal Proceedings - Syntest Litigation.”

Patents and Trademarks

The Company holds two United States patents (5,562,626 and 6,692,470) on the Elite Safety Syringe. The patent and the patent application for the Elite Safety Syringe were assigned to the Company by Joseph A. Sanpietro, the Company’s former Chairman and Chief Executive Officer, on April 30, 2003. The Company holds no foreign patents or patent applications for the Elite Safety Syringe.

The Company holds two United Sates patents (6,129,710 and 5,382,235) on the Solo-Safe™ Safety Syringe. The Company also holds one foreign patent Japan (3,422,025) with respect to the Solo-Safe™ Safety Syringe.

The Company’s decision to maintain existing patents and continue the prosecution of patent applications depends upon management’s continual analysis of the patent and development costs associated with the product versus the market opportunity that each product provides and the financial resources available to the Company. Currently, the Company is maintaining the patents related to the Elite Safety Syringe but is not maintaining the patents related to the Solo-Safe Safety Syringe.

Solo-Safe™ Safety Syringe is currently the Company’s only trademark.

Manufacturing; Principal Suppliers

The Company does not have any internal manufacturing capabilities and therefore outsourced all of its manufacturing requirements with respect to products previously sold by the Company. The Company purchased some of the products previously sold by it at wholesale and others directly from the manufacturer.

Many of the disposable medical products previously sold by the Company were purchased directly from wholesalers. Moreover, the brand and generic pharmaceuticals sold by the Company in the fiscal year ended October 31, 2002 also were purchased directly from wholesalers. Accordingly, the Company traditionally did not have any contracts with the manufacturers of the disposable medical products or brand and generic pharmaceuticals sold by the Company nor does it have any such contracts currently in effect.

The condoms and alcohol preparation pads previously sold by the Company were purchased directly from third party manufacturers and, during the fiscal year ended October 31, 2002, the Company’s Tru-Choice products also were purchased directly from third party manufacturers. Traditionally, the Company had not entered into formal manufacturing agreements with these third party manufacturers but rather placed purchase orders with them when product was required. During the fiscal year ended October 31, 2002 and through September 2004, the Company purchased condoms from a third-party manufacturer located in the Republic of Korea and contracted with a third-party company in the United States to package the condoms. Also during this period, the Company purchased the alcohol preparation pads as a finished product from third party manufacturers located in the United States.

The Company purchased Syntest as a finished product directly from the manufacturer, Syntho, which is located in the United States, pursuant to a distribution agreement dated November 20, 2001, as amended on February 7, 2002 and April 3, 2002. The Company paid Syntho $2.5 million and agreed to purchase the Syntest product at a price per unit as agreed upon by the parties in exchange for the exclusive rights to distribute the product over a five year period commencing on the first commercial sale of the Syntest product which occurred on October 14, 2002. Regular sales of the Syntest product ceased in March 2003 due to Syntho’s refusal, beginning in January 2003, to sell any additional product to the Company. As a result, the Company commenced litigation against Syntho and other parties on May 12, 2003. See “Item 3. Legal Proceedings - Syntest Litigation.”

On November 16, 2000, the Company entered into a joint venture agreement with COA pursuant to which the Company and COA formed Medi-Hut International for the purpose of manufacturing disposable syringes. In order to fund Medi-Hut International, the Company made a capital contribution of $1,000,000 to Medi-Hut International and COA made a capital contribution of $400,000. In exchange for their respective capital contributions, the Company received a 44% ownership interest in Medi-Hut International and COA received a 46% ownership interest. The remaining 10% ownership interest in Medi-Hut International was granted to Inben Brothers Company as compensation for its actions as coordinator-negotiator and agent for both the Company and COA. The agreement between the parties continues indefinitely until terminated as provided for therein.

During fiscal year ended October 31, 2002, the Elite Safety Syringe was manufactured in the Republic of Korea by Medi-Hut International and Sam Woo. In May 2003, the Company determined that the product quality of the Elite Safety Syringe being manufactured by Medi-Hut International and Sam Woo was not sufficient for the United States market. Sam Woo was not able to correct its manufacturing deficiencies. Medi-Hut International instituted a corrective action plan in June 2003 which was monitored by the Company. As a result, the Company believes that Medi-Hut International has corrected a majority of the manufacturing issues uncovered in May 2003 and that Medi-Hut International is now capable of manufacturing the Elite Safety Syringe at a quality sufficient for the United States market. However, the Company has determined that the cost associated with adequately equipping Medi-Hut International to support a market launch of the product combined with the cost associated with correcting certain design issues exceed the overall market opportunity that exists for the product. Accordingly, the Company has decided that it will no longer develop or market the Elite Safety Syringe. The Company is currently seeking a third party interested in acquiring the product.

On September 18, 2003, the Company, COA and Medi-Hut International entered into an agreement under which the Company granted a non-exclusive license to Medi-Hut International to make, manufacture and export the Elite Safety Syringe. The territorial boundary of this license is limited to within the Republic of Korea. In accordance with the license, Medi-Hut International must obtain the Company’s permission prior to any sales to a third party. Medi-Hut International is to pay to the Company a royalty based upon the total net sales under the license. The royalty amount is to be negotiated in good faith at the time of such sales. For the purpose of calculating royalty payments, Medi-Hut International is to provide Medi-Hut with a report setting forth the total net sales during the previous quarter. The agreement remains in full force and effect until the expiration of the last to expire of Medi-Hut’s United States patent with respect to the Elite Safety Syringe or upon the voluntary termination of either party for any reason with six months notice. As of October 31, 2005, the Company has not collected any royalties from Medi-Hut International and the Company is not aware of any sales of the Elite Safety Syringe by Medi-Hut International.

Distribution, Sales and Marketing

Prior to the termination of the name brand and generic drug product line and the Tru-Choice product line in March 2003, the Company distributed the products through drug wholesalers and distributors in the United States who then sold the product to other drug wholesalers, distributors, pharmacies and/or drug store chains. Upon receipt of an order from a customer, the Company would place an order with the supplier of the product. The product generally would be shipped directly from the supplier to the Company’s customer or another third party as directed by the Company’s customer. The Company typically inventoried very little product at its warehouse located at its corporate headquarters. On occasion, product was shipped directly to the Company’s warehouse and the Company arranged delivery to the appropriate customer.

Prior to Syntho’s decision to stop selling the Syntest products to the Company in January 2003, the Company primarily sold the Syntest products through a third party contract sales representative, Schrader Associates, which brokered the sale of the Syntest product directly to national distributors and drug store chains. The Company and Schrader Associates entered into a three year brokerage agreement dated April 1, 2002 in which Schrader Associates agreed to market and sell the Syntest products to certain drug wholesalers, drug store chains and managed care companies on an exclusive basis, in exchange for a commission that ranged from $3.50 to $4.00 per bottle sold by Schrader Associates. This agreement was terminated by Schrader Associates by letter dated March 12, 2003. As a result of this termination, the Company and Schrader Associates each filed lawsuits against one another on April 18, 2003 and May 14, 2003, respectively. These lawsuits were settled by the parties on April 21, 2004. See “Item 3. Legal Proceedings - Syntest Litigation.” The Company also utilized the services of a third party warehousing and logistics company, Making Distribution Intelligent, LLC (“MDI”), which was responsible for warehousing Syntest, shipping the product pursuant to the Company’s instructions, billing the Company’s customers and providing customer service. The Company and MDI entered into a three year logistics services agreement commencing March 25, 2002, as amended on June 17, 2002, pursuant to which Medi-Hut agreed to pay MDI a one-time fee of $15,000, a base monthly fee of $14,750 and a series of variable fees based on a per unit/case/pallet basis for receiving product, storing product, shipping product, invoicing customers and accepting returns. The Company and MDI entered into a termination and mutual release agreement on August 29, 2003 in which the parties agreed to terminate the remaining term of the March 25, 2002 logistics services agreement (21 months resulting in an obligation of $257,250) for a one-time payment of $50,000 from Medi-Hut to MDI. The parties also agreed to a mutual release of all potential claims against each other. In July 2003, the Company sold the majority of its remaining Syntest inventory to Breckenridge for $1,032,000. The remaining Syntest inventory was sold to Breckenridge in August 2003 for $14,000. The Company and Breckenridge each filed lawsuits against one another in May 2003 regarding the distribution rights to the Syntest products. See “Item 3. Legal Proceedings - Syntest Litigation.”

During the fiscal year ended October 31, 2002 and through September 2004, the Company sold its condoms and alcohol preparation pads directly to distributors on a private label basis and also to wholesalers under the Company’s Elite brand name. The other disposable clinical supplies distributed by the Company were sold directly to physicians and wholesalers.

Prior to its decision to no longer develop or market the Elite Safety Syringe, the Company did not anticipate directly marketing or distributing the Elite Safety Syringe due to the high cost of establishing a sales force, the financial resources available to the Company and the difficulty in penetrating the relevant market. The Company intended to sell the Elite Safety Syringe through a distributor capable of executing a successful market launch in the United States, Europe and/or other international markets. The Company entered into an agreement with Bond-Brown Sales Design, LLC (“Bond-Brown”) on December 14, 2001 to assist the Company in the identification and establishment of relationships with distributors for the Elite Safety Syringe. The agreement required the Company to pay Bond-Brown a minimum fee of $10,600 per month for a minimum of six months. The Company terminated the agreement with Bond-Brown in August 2003. In addition, the Company hired an Executive Vice President of Sales and Marketing in January 2003 to spear-head the then contemplated market launch of the Elite Safety Syringe. The Company terminated this employee in August 2003 due to the Company’s inability to determine when the Elite Safety Syringe would be available for launch in the United States market and its decision to seek a partner to distribute the product.

The Company currently does not maintain a dedicated sales force and currently does not sell any products. During fiscal year ended October 31, 2002 through September 2004 when the Company was selling products, the Company’s personnel involved in the sales process also maintained other duties within the Company. The Company dedicated the equivalent of approximately two full time employees to sales during this period. These individuals worked out of the Company’s corporate headquarters and contacted wholesalers, distributors and physicians by phone or periodic visits. During the fiscal year ended October 31, 2002, the Company’s sales terms varied from customer to customer. Beginning in fiscal year ended October 31, 2003, all sales by the Company were made on thirty day credit terms. In addition, the Company generally required an upfront payment from customers on their purchases of private label products.

With the exception of the Syntest products, the Company historically kept a very low amount of inventory since the majority of its sales were shipped directly by the supplier of the product to either the Company’s customer or to another third party as directed by the Company’s customer. Prior to Syntho’s decision to stop selling the product to the Company, the Company would generally warehouse one month of inventory of the Syntest product at MDI, a third party warehousing company.

Competition

The competition for the Company’s name brand and generic drug products and Tru-Choice products was generally with numerous large and small companies that wholesale drugs and medical products. Management believes that the Company had an insignificant percentage of the markets for these products prior to the Company’s decision to exit from these business lines in March 2003.

The Company’s competition in the disposable medical supply business, which included alcohol preparation pads, was with numerous large and small manufacturers and wholesalers. Management believes that the Company had an insignificant percentage of these markets prior to the Company’s decision to exit from this business line in October 2004.

The condom market is dominated by three major companies; Church & Dwight Co., Inc. (Trojan brand), Ansell Healthcare Products Inc. (Lifestyles brand) and SSL International plc (Durex brand). Management believes that the Company had an insignificant percentage of the market prior to the Company’s decision to exit from the business line in October 2004..

In general, the Syntest products compete against the many other hormone-replacement therapy drugs available in the United States. However, the Syntest products specifically compete against Estratest, a hormone-replacement therapy manufactured by Solvay Pharmaceuticals, Inc. (“Solvay”). The two products are very similar in that they both are a combination of esterified estrogens and methyltestosterone. The Company believes that Solvay controls a majority of this specific market.

The safety syringe market is dominated by four major companies; Becton, Dickinson and Company (“Becton Dickinson”), Tyco International Ltd., Terumo Medical Corporation and Retractable Technologies, Inc. These four companies control a majority of the worldwide market for safety syringes. In addition, when assessing the competition for the safety syringe market, the Company believes that it is necessary to consider the suppliers of standard syringes. The Company believes that safety syringes currently account for approximately 25% of the total worldwide market for injection needles and standard syringes account for the remaining 75%. The Company believes that Becton Dickinson is the worldwide leader in the sale of standard syringes.

Government Regulation

Medical Devices

As a former developer and distributor of medical devices, the Company was subject to regulation by, among other governmental entities, the FDA, and the corresponding agencies of the states and foreign countries in which the Company sold its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters, and could have a material impact on the Company’s future operations in the event the Company acquires existing medical devices and related products. See “Strategy for Business Development.”

All medical device manufacturing establishments are required to be registered with the FDA. Similarly, all categories of medical devices marketed by a company in the United States are required to be listed. This listing information must be updated pursuant to FDA regulations. The FDA can take regulatory action against a company that does not provide or update its registration and listing information. Pursuant to the Food, Drug and Cosmetic Act (the “FDC Act”), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, premarket notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, postmarket surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive premarket approval (“PMA”) from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

Some Class I devices and most Class II devices require premarket notification (510(k)) clearance pursuant to Section 510(k) of the FDC Act. Most Class III devices are required to have an approved PMA application. Obtaining PMA approval can take up to several years or more and involve preclinical studies and clinical testing. In contrast, the process of obtaining a 510(k) clearance typically requires the submission of substantially less data and generally involves a shorter review period, although obtaining a 510(k) clearance may involve the submission of a substantial volume of data, including clinical data, and may require a substantial review period. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent in terms of safety and effectiveness to another medical device that has been previously marketed, but does not indicate that the product is safe and effective. The Elite Safety Syringe and Solo-Safe™ Safety Syringe have been granted 510(k) approval. Both of these 510(k) approvals are owned by the Company.

In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. FDA regulations provide that new 510(k) clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. The developer and/or manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The Company believes that no such changes have occurred with the Elite Safety Syringe or the Solo-Safe™ Safety Syringe since the original 510(k) clearances were granted.

In order to conduct clinical trials of an uncleared or unapproved device, companies generally are required to comply with the FDA’s Investigational Device Exemptions regulations (“IDE regulations”). For significant risk devices, the IDE regulations require FDA approval of an investigational device before a clinical study may begin. In its approval letter for significant risk investigational device studies, the agency may limit the number of patients that may be treated with the device and/or the number of institutions at which the device may be used. Device studies subject to the IDE regulations, including both significant risk and non-significant risk device studies, are subject to various restrictions imposed by the FDA. Patients must give informed consent to be treated with an investigational device. The institutional review board of each institution where a study is being conducted must also approve the clinical study. The device generally may not be advertised or otherwise promoted. Unexpected adverse experiences must be reported to the FDA. The company sponsoring the investigation must ensure that the investigation is being conducted in accordance with the IDE regulations.

Some of the Company’s products, namely the Elite Safety Syringe, the Solo-Safe™ Safety Syringe and the condoms have received FDA marketing clearances through the 510(k) process (each of these products are no longer sold nor being developed by the Company). Certain future product applications, however, could require approval through the PMA process. There can be no assurance that all necessary 501(k) clearances or PMA approvals will be granted on a timely basis or at all. In addition, future products may have to comply with the IDE regulations. The FDA review process may delay the Company’s product introductions in the future. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company’s future operations.

Pursuant to the FDA’s Good Manufacturing Practices under the Quality System Regulations (“GMP/QSR”), the medical device manufacturer must manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the manufacturer, distributor and/or owner of a product is required to comply with FDA requirements for labeling and promotion of its products. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulations requires that a company provide information to the FDA whenever there is evidence to reasonably suggest that one of the company’s devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Additionally, the FDA imposes other requirements on medical device manufacturers, including reporting and record keeping requirements for device corrections and removals (recalls).

Medical device manufacturers and distributors are generally subject to periodic inspections by the FDA. If the FDA determines that a company is not in compliance with applicable laws and regulations, it can, among other things, issue a warning letter apprising the company of violative conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees. In addition, it is possible that clearances or approvals could be withdrawn in certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on the Company’s future business, financial condition and results of operations.

Medical device laws and regulations are also in effect in many of the countries in which the Company may conduct business outside the United States. These range from comprehensive device approval requirements for certain medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in many of the states in which the Company may conduct business in the future. State and foreign medical device laws and regulations may have a material impact on the Company. In addition, international sales of certain medical devices manufactured in the United States but not cleared or approved by the FDA for distribution in the United States are subject to FDA export requirements and policies, including a policy whereby the Company provides a statement to FDA certifying that the product to be exported meets certain criteria and FDA issues a certificate to facilitate device export.

There is a different set of regulatory requirements in place for the European Union (“EU”). In the EU, the company putting a medical device onto the market must comply with the requirements of the Medical Devices Directive (“MDD”) and affix the CE mark to the product to attest to such compliance. To achieve this, the medical devices in question must meet the “essential requirements” defined under the MDD relating to safety and performance, and the relevant company must successfully undergo a verification of its regulatory compliance by a third party standards certification provider, known as “Notified Body.” The nature of the assessment will depend on the regulatory class of products concerned, which in turn determines the precise form of testing to be undertaken by the Notified Body. The requirements of the MDD must be complied with by the “manufacturer of the device,” which is defined as the party responsible for the design, manufacture, packaging and labeling of the device before it is placed on the EU market, regardless of whether these operations are carried out by this entity or on its behalf. Accordingly, if the Company decided to market a medical device in the European Union, compliance with MDD would be required.

Federal, state and foreign laws and regulations regarding the manufacture, sale and distribution of medical devices are subject to future changes. For example, the Congress enacted the Medical Device User Fee and Modernization Act of 2002, which included several significant amendments to the prior law governing medical devices. Additionally, the FDA made significant changes to its GMP/QSR regulations in 1996 and may make changes to other regulations as well. The Company cannot predict what impact, if any, such changes might have on its future business; however, such changes could have a material impact on the Company and its business, financial condition and operating results.

Pharmaceutical Products

In addition to manufacturing, developing and distributing medical devices, the Company distributed name brand and generic drugs during the fiscal year ended October 31, 2002, including the hormone replacement therapy drugs, Syntest Double-Strength and Half-Strength. See “Item 1. Description of Business - General.”The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of such products. Under the FDC Act, all drugs require FDA approval before marketing, with certain limited exceptions. This approval requires that the drug company establish that the drug is safe and effective for its labeled use. These regulations could have a material impact on the Company’s future ability to distribute pharmaceutical products.

The FDA requires the submission of a New Drug Application ("NDA"), a Supplemental New Drug Application ("SNDA") or an Abbreviated New Drug Application (“ANDA”), as applicable, and subsequent approval by the FDA. The goals of the NDA are to provide enough information to permit the FDA reviewer to reach the conclusions as to whether (1) the drug is safe and effective in its proposed use(s); (2) the benefits of the drug outweigh the risks; (3) the drug's proposed labeling (package insert) is appropriate and has the necessary contents; and (4) the methods used in manufacturing the drug and the controls used to maintain the drug's quality are adequate to preserve the drug's identity, strength, quality and purity. The steps required for approval of an NDA or SNDA may include (a) extensive pre-clinical toxicology and pharmacology studies, (b) submission to the FDA of an investigational new drug application ("IND"), which must become effective before human clinical trials can be commenced, (c) a series of preliminary clinical studies to demonstrate safety (Phase I) and optimal dosing and pharmacologic effects (Phase II), (d) adequate and well-controlled human clinical trials (Phase III) to establish the safety and effectiveness of the product, (e) submission of an NDA or an SNDA to the FDA, (f) presentation of NDA data to an FDA advisory panel for its recommendation and (g) FDA approval of the NDA or SNDA prior to any commercial sale or shipment of the product.

In some cases, the FDA can request Phase IV clinical studies to be conducted as a condition of approval of the NDA, to be performed after the NDA approval and within a specified timeframe. These studies can be designed to obtain additional safety and efficacy data, detect new uses for or abuses of a drug, or determine effectiveness for labeled indications under conditions of widespread usage. These studies can involve significant additional expenses, and failure to perform these Phase IV studies within the FDA-stated timeframe can result in the FDA withdrawing the NDA approval.  The FDA may also require user fees for prescription drug NDAs or SNDAs. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the sale and marketing of the product or even complete withdrawal of the product from the market. Any product distributed by the Company pursuant to FDA clearance or approvals are subject to pervasive and continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug.

An ANDA contains data which when submitted to FDA's Center for Drug Evaluation and Research, Office of Generic Drugs, provides for the review and ultimate approval of a generic drug product. Once approved, an applicant may manufacture and market the generic drug product to provide a safe, effective, low cost alternative to the public. A generic drug product is one that is comparable to an innovator drug product in dosage form, strength, route of administration, quality, performance characteristics and intended use. Generic drug applications are termed "abbreviated" because they are generally not required to include preclinical (animal) and clinical (human) data to establish safety and effectiveness.  Instead, generic applicants must scientifically demonstrate that their product is bioequivalent (i.e., performs in the same manner as the innovator drug).

One way scientists demonstrate bioequivalence is to measure the time it takes the generic drug to reach the bloodstream in 24 to 36 healthy volunteers.  This gives them the rate of absorption, or bioavailability, of the generic drug, which they can then compare to that of the innovator drug.  The generic version must deliver the same amount of active ingredients into a patient's bloodstream in the same amount of time as the innovator drug. Using bioequivalence as the basis for approving generic copies of drug products was established by the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Waxman-Hatch Act.  The Waxman-Hatch Act expedites the availability of less costly generic drugs by permitting FDA to approve applications to market generic versions of brand-name drugs without conducting costly and duplicative clinical trials.  At the same time, the brand-name companies can apply for up to five additional years of patent protection for the new medicines they developed to make up for time lost while their products were going through FDA's approval process. Brand-name drugs are subject to the same bioequivalence tests as generics upon reformulation.

Syntest is an alternate form of Estratest, a product that has been marketed by Solvay since approximately 1964. Estratest has never received FDA approval for distribution. Prior to 1962, the FDC Act required drug companies to obtain pre-approval by the FDA before marketing a new drug in order to establish that the drug to be marketed was safe. In 1962, the FDC Act was amended to require that drug companies establish that drugs were not only safe, but also effective for their intended purpose. At the time the FDA established a program called the “Drug Efficacy Study Implementation” (“DESI”) program in order to establish efficacy of drugs which had already been approved by the FDA as safe. As Estratest was not approved as safe prior to 1962, the DESI program does not apply to Estratest or Syntest and since Estratest has never received FDA approval, Syntest is unable to avail itself of the piggyback provision allowing a drug which is identical, similar or related to use an ANDA. As a result, Syntest is also a drug that has never been approved for marketing by the FDA.

In April 2003, the FDA published a proposal in the Federal Register in which the FDA announced the commencement of a formal administrative process to examine the effectiveness of estrogen/androgen combination products for the treatment of hot flashes associated with menopause. Both Estratest and Syntest are estrogen/androgen combination products. Pursuant to the FDA’s announcement, any company producing such products could request a formal hearing with the FDA. In June 2003, both Solvay and Syntho submitted documents requesting such a hearing. Typically, when the FDA has decided that a class of marketed drug products must be the subject of approved applications, the FDA will require the company to obtain a premarket approval application at a set date in the future, thereby giving the affected company a reasonable length of time to obtain approvals and stay on the market. Syntho has not informed Medi-Hut as to the status of Syntest in the approval process. If Syntho fails to obtain a premarket approval within the FDA’s prescribed timeline, Syntest could be removed from the market.

When the Company engages third-party manufacturers, such third-party manufacturers must adhere to FDA regulations relating to current good manufacturing practice regulations, which include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and drug product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports, and returned and salvaged products. Ongoing compliance with these procedures, labeling and other regulatory requirements are monitored through periodic inspections and market surveillance by state and federal agencies, including the FDA. It is also the Company’s obligation to periodically monitor the FDA compliance of any of its third-party manufacturers. Failure by any third-party manufacturer engaged by the Company to comply with these rules could result in sanctions being imposed, including fines, injunctions, civil penalties, suspension or withdrawal of FDA approvals, seizures or recalls of products, operating restrictions and criminal prosecutions.

Additionally, products that contain controlled substances are subject to the requirements of the Drug Enforcement Administration (“DEA”) relating to the manufacturing, marketing and selling of such products. Syntest contains methyltestosterone (an anabolic steroid), which is a Schedule III controlled substance. Under the DEA’s scheme, there are two ways in which a product can be legally manufactured, marketed and sold: registration or exemption. Under the registration scheme, a company that wishes to produce or market any product containing a controlled substance can register to manufacture, market and sell such product and this registration is done by schedule and not by product. Further, if a company is registered to produce products containing substances at a certain schedule level, the registration also includes the right to produce products containing ingredients on a “higher” numbered schedule. Under the exemption scheme, a product can be exempted from DEA requirements and can be legally manufactured, marketed and distributed. Exemptions are given on a product by product basis.

Initially, Syntest was subject to an interim rule from the DEA, dated January 15, 2003, in which the DEA designated Syntest as an exempt product. The comment period for this interim ruling expired on March 17, 2003. The exemption applied to all parties that “handle” the exempt product and permits the Company to market and distribute Syntest without any concerns from the DEA. The exemption did not apply retroactively. The Company cannot confirm whether there will be any negative ramifications from the DEA as a result on any sales of Syntest prior to the date of the exemption. As of December 31, 2003, Syntest is listed as an exempt anabolic steroid by the DEA.

When offering for sale medical devices and pharmaceutical products, the Company may also have to comply with federal and state anti-kickback and other healthcare fraud and abuse laws. Moreover, approval must be obtained for a pharmaceutical product by comparable governmental regulatory authorities in foreign countries prior to the commencement of clinical trials and subsequent marketing of such product in those countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

The regulatory policies of the FDA and other regulatory bodies may change and additional governmental regulations may be enacted which could prevent or delay regulatory approval of the products the Company distributes. The Company cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, within the United States or abroad.

Insurance

The Company maintains insurance in such amounts and against such risks as it deems prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect the Company against significant claims for damages. The occurrence of a significant event not fully insured could materially and adversely affect the Company’s business, financial condition and results of operations. Moreover, no assurance can be given that the Company will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

Employees

As of October 31, 2005, David R. LaVance (President and Chief Executive Officer) and Thomas S. Gifford (Executive Vice President, Chief Financial Officer (Treasurer) and Secretary) are the only executive officers of the Company. Mr. LaVance and Mr. Gifford are engaged by Medi-Hut pursuant to the amended and restated Consulting Services Agreement, dated as of February 1, 2005, between Medi-Hut and Century Capital. See “Item 10. Executive Compensation - Consulting Services Agreement.” Excluding Messrs. LaVance and Gifford, who are consultants to the Company, the Company currently has one full-time employee. The Company’s employee is not currently covered by any collective bargaining agreement. Medi-Hut has not experienced any work stoppages to date and management believes that the Company’s relationship with its employee is good.

Item 2.	Description of Property

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762 in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004 and has a month to month term that requires sixty day written notice to terminate. The monthly rental is $2,500. Century Capital is owned by David R. LaVance and Thomas S. Gifford, Medi-Hut’s executive management team. See “Item 12. Certain Relationships and Related Transactions.”

From November 2002 through April 2004, the Company’s corporate offices and warehouse facilities consisted of 11,718 square feet in Wall Township, which is located in central New Jersey. The Company leased this property from Monmouth/Atlantic Realty Associates, L.L.C. The lease for this property commenced on November 25, 2002, had a five year term, and an option to renew for an additional five year term. The annual rent for years 1 and 2 of the lease was $114,485. In years three, four and five of the lease, the annual rent would have increased to $125,969. Additional monthly charges include the Company’s portion of common area charges relating to taxes, operating costs, repairs and maintenance and other expenses. Medi-Hut provided the landlord with a $33,388 security deposit. In connection with the relocation of its principal offices, the Company and Monmouth/Atlantic Realty Associates, L.L.C. reached an agreement to terminate the remaining term of the existing lease (44 months resulting in a lease obligation of approximately $454,000 plus an additional $154,000 for common area charges) for a one-time payment by the Company of $100,000 plus the forfeiture of the security deposit.

Prior to taking possession of the Wall Township premises, the Company leased 3,500 square feet of office and warehouse space in Lakewood, New Jersey. The lease for this property included a five year term, annual rent of $24,000 and additional monthly rent payments contingent upon increases in taxes, insurance and common area maintenance expense.

Item 3.	Legal Proceedings

SEC Investigation

On February 21, 2002, the SEC issued a formal order directing a private investigation of Medi-Hut. According to this formal order, the SEC investigated, among other things, the accuracy of the Company’s filings with the SEC and its financial disclosures in general, as well a the sufficiency of the Company’s system of internal accounting controls. The SEC’s investigation of Medi-Hut resulted in the commencement of an action against Medi-Hut and the Company’s former President and Chief Executive Officer, Joseph A. Sanpietro, former Chief Financial Officer, Laurence M. Simon, and former Vice President of Sales, Lawrence P. Marasco. In its complaint, filed by the SEC in the United States District Court for the District of New Jersey on August 19, 2003, the SEC alleged that these three former corporate officers inflated Medi-Hut’s revenues through fictitious period-end invoices and other accounting irregularities and concealed that Mr. Marasco owned and controlled one of Medi-Hut’s largest customers. On August 19, 2003, without admitting or denying the allegations of the complaint, the Company consented to a final judgment against it. Pursuant to the final judgment, the Company is permanently restrained from making any untrue or misleading disclosures, whether such disclosures are in a report filed with the SEC or are contained in a press release or other general public disclosure. The Company also must make and keep accurate books, records and accounts and maintain a system of internal accounting control sufficient to ensure for fair and accurate financial disclosure.

Incomplete Periodic Reports

As explained elsewhere in this report, the actions of the former officers caused Medi-Hut to be subjected to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001, which ultimately resulted in the August 19, 2003 guilty pleas by the four senior officers of prior management to an action brought by the United States Department of Justice. Three of the former officers also entered into consent decrees with the SEC on the same date. The Company’s current management commenced an extensive review of the financial statements and other financial information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively. As a result, the current management of the Company concluded that financial statements and other financial information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively, and the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001 cannot be relied upon due to the Company’s inability to adequately verify the financial information disclosed in these reports due to incomplete or missing data and other information. In conjunction with this filing, the Company has amended these reports by removing all of the information contained therein, including all financial disclosures and discussion with respect thereto. In addition, as a result of the Company’s inability to verify the financial performance of the Company for fiscal 2002, this annual report on Form 10-KSB for the fiscal year ended October 31, 2002, contains limited financial disclosure and analysis. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” and “Item 7. Financial Statements.” Consequently, by filing incomplete reports with the SEC, the Company could be found in violation of the final judgment entered against it in August 19, 2003 as well as the general rules and regulations of the Exchange Act.

Inasmuch as this annual report on Form 10-KSB and the annual report on Form 10-KSB for the fiscal year ended October 31, 2001 and the quarterly reports referred to above, each as amended by removing all the information contained therein, are, and will remain, incomplete, no assurance can be given by the Company that the SEC will not take an enforcement or other action against it. Any such action by the SEC could have significant adverse consequences to the Company.

Class Action Lawsuits

Beginning in February 2002, the Company and certain of its former officers and directors were named in an aggregate of eleven class action lawsuits filed in the United States District Court for the District of New Jersey. In these lawsuits the plaintiffs alleged that, among other contentions, the Company and certain of its former officers and directors failed to disclose a related party transaction between the Company and Lawrence P. Marasco, the Company’s former Vice President of Sales, in the Company’s periodic reports filed with the SEC. The lawsuits against the Company and certain of its officers and directors were consolidated on January 13, 2003.

On August 18, 2003, the Company reached an agreement to settle the consolidated class action lawsuits, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of Medi-Hut common stock (fair value of approximately $129,300 as of August 18, 2003), which equaled 6% of the Company’s issued and outstanding shares of common stock on the date the settlement agreement was reached.

On September 12, 2003, the complaint and the pending consolidated class action lawsuit against the Company and the other defendants was amended. The amended class action complaint included additional information, including information regarding the alleged improper conduct of certain former officers and directors of the Company. On September 16, 2003, the plaintiffs in the consolidated class action against the Company commenced a related action against the Company’s former independent auditors, Rosenberg, under Section 10(b) of the Exchange Act.

On January 12, 2004, the United States District Court for the District of New Jersey issued a Preliminary Approval Order preliminarily approving the settlement of the consolidated class action lawsuits and issued its final approval of the settlement on May 3, 2004. For purposes of the settlement only, the United States District Court for the District of New Jersey certified a class on behalf of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period from October 7, 1999 through August 19, 2003, inclusive, and who were damaged thereby. Excluded from the class, among others, were the defendants and the members of their immediate families, any entity in which any defendant has a controlling interest and the current and former directors and officers of the Company.

FBI Investigation

On November 22, 2002, the Federal Bureau of Investigation (“FBI”) executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. To date, no indictments or charges have been issued against the Company.

NASDAQ Delisting

On March 21, 2003, trading of Medi-Hut’s shares of common stock on the NASDAQ SmallCap Market was halted. The Company’s common stock was later delisted from the NASDAQ SmallCap Market on March 28, 2003 for, among other things, failure by the Company to file with the SEC its annual report on Form 10-KSB for the fiscal year ended October 31, 2002.

Syntest Litigation

On May 12, 2003, Medi-Hut commenced an action in the United States District Court for the Eastern District of New York against the Syntho Group, the Breckenridge Group and the Schrader Group relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under the Syntest Agreement. In its complaint, the Company alleged that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the Syntest Agreement and that Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, and Schrader offered discounts, incentives and rebates to customers of the Company without the Company’s authorization. In its complaint, the Company also asserted a breach of contract by Syntho, tortious interference with contract by the Breckenridge Group, Schrader, Medpharm and Bluegrass, violations of the Lanham Act by Breckenridge, fraud and violations of the Robinson Patman Act by the Schrader Group, breach of a nondisclosure agreement by Schrader Associates and breach of agreements to pay for goods sold by the Company to Bluegrass and Medpharm. The Company initially sought injunctive relief and monetary damages of an unspecified amount. However, the court, in September 2003, denied the Company’s request for a preliminary injunction against Syntho, holding that the Company had the ability to recover adequate monetary damages for the alleged breach.

On April 18, 2003, three separate actions were filed against the Company in Kentucky state court by different members of the Schrader Group; one by Schrader Associates alleging breach of the brokerage agreement with the Company and seeking monetary damages; one by Medpharm seeking a declaratory judgment that it is entitled to credits or goods from the Company under an oral agreement to purchase product from the Company; and one by Bluegrass alleging breach of an agreement to pay compensation and provide free goods and failure to accept returns. These actions were later moved from the state court in Frankfort, Kentucky to the United States District Court for the Eastern District of Kentucky.

The Company was served on May 12, 2003 with a summons and complaint by Breckenridge, filed in the United States District Court for the Southern District of Florida, in which Breckenridge alleges that the Company was interfering with its alleged exclusive rights to distribute Syntest. In this action, Breckenridge was seeking monetary damages of an unspecified amount. This action was later moved to the United States District Court for the Eastern District of New York.

In June 2003, the Syntho Group filed an answer to the Company’s complaint which contained counterclaims against the Company for alleged: (1) breach of contract, (2) failure to pay for product, (3) tortious interference with Syntho’s agreement with Breckenridge, and (4) conversion of property.

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending in the United States District Court for the District of Kentucky, and the actions against each other which were pending in the United States District Court for the Eastern District of New York. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest.

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. Pursuant to the purchase and settlement agreement, the Company has reserved all of its rights to its claims for damages against the Syntho Group that were incurred by the Company as a result of the alleged breach by the Syntho Group of the Syntho Agreement and other wrongful actions by the Syntho Group.

The Company is continuing its action against the Syntho Group in the Syntest litigation pending in the United States District Court for the Eastern District of New York. The Company plans to vigorously pursue this matter through trial.

Litigation Against Certain Former Officers and Directors and Others

On December 4, 2003, Medi-Hut commenced litigation in the Superior Court of New Jersey against certain of its former officers and directors, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Greco, an officer of Kinray, Inc. In its complaint, Medi-Hut alleged that Joseph A. Sanpietro, a former director and the former President and Chief Executive Officer of the Company, Vincent J. Sanpietro, a former director and the former Chief Operating Officer and Secretary of the Company, Laurence M. Simon, the former Chief Financial Officer of the Company, and Lawrence P. Marasco, the former Vice President of Sales of the Company, caused the Company to suffer significant damage and incur substantial costs by engaging in a scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices. The Company also alleged in its complaint that these former officers and directors, in furtherance of their scheme to defraud, filed materially false and misleading documents with the SEC and disseminated materially false and misleading information to the general public, investors and financial advisors and brokers. In addition to the foregoing, the Company alleged in its complaint that these former officers and directors, with the assistance of Larval Corp., an entity controlled by Mr. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Greco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

In addition, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon. The promissory note, due and payable on October 24, 2003, was issued by Mr. Russo as payment for 100,000 shares of Medi-Hut common stock which he purchased in a private placement by the Company during the fall of 2001. The Company also sought to recover damages from Mr. Russo for his alleged breach of fiduciary duties to the Company during the time he was serving as an officer of the Company.

On January 20, 2004, Mr. Russo filed his answer to the Company’s complaint along with a counterclaim for compensatory and punitive damages, attorneys’ fees and costs and a declaration that the promissory note described above be declared null and void. Mr. Russo also filed a crossclaim for indemnification from the other defendants in the litigation should he be adjudged to be liable on any of the counts in the Company’s complaint.

On February 4, 2004, the Company entered into a settlement and release agreement with Vincent J. Sanpietro. In exchange for a one time payment of $20,000, the return of 554,800 shares of the Company’s common stock and certain other non-monetary considerations, the Company agreed to discharge its claims against Mr. Sanpietro.

On April 14, 2004, the Company entered into a settlement and release agreement with Joseph A. Sanpietro. In exchange for a one-time payment of $60,000 and the return of 3,179,200 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to discharge its claims against Mr. Sanpietro.

On May 14, 2004, the Company entered into a settlement and release agreement with Robert S. Russo. In exchange for a one-time payment of $300,000, the return of 125,000 shares of the Company’s common stock and other non-monetary consideration, the Company agreed to discharge its claims against Mr. Russo.

On July 6, 2004, the Company amended the complaint against certain of its former officers and directors and others and commenced litigation against Muhammed Malik, Intermax Pharmaceuticals, Inc. and Syntho. In its complaint, Medi-Hut alleges that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax Pharmaceuticals, Inc. and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The defendants in this action have counterclaimed against the Company for alleged: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud, (4) misrepresentation, (5) fraudulent concealment, (6) violation of the New Jersey Consumer Fraud Act, (7) conversion, and (8) failure to pay for delivered product.

On September 16, 2004, the Company entered into a settlement agreement and release with Lawrence P. Marasco. As part of the settlement, Mr. Marasco paid to the Company the sum of $60,000, returned 405,000 shares of the Company’s common stock and agreed to provide certain other non-monetary consideration.

On November 29, 2004, the Company entered into a settlement agreement and release with Laurence M. Simon. In exchange for the return of 30,000 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to dismiss its claims against Mr. Simon.

On January 19, 2005, the Company entered into a settlement agreement and release in connection with its action against Kinray, Inc. and its officer, Santi Greco. Kinray, Inc. agreed to pay to the Company the sum of $300,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party.

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, Rich, Baker, Berman & Company, which served as Medi-Hut’s independent auditor and principal accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates, an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of Medi-Hut and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, Medi-Hut alleges that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleges in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practice, which had a devastating impact on the Company. The Company also alleges in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

The Company is seeking compensatory damages, consequential damages and punitive damages, and the costs of the litigation, including approximately $800,000 incurred by the Company for legal costs and expenses associated with actions by the SEC and others against the Company and certain of its former officers and directors.

In connection with the settlement of the Company’s separate action against Robert S. Russo in the Superior Court of New Jersey (See “Litigation Against Certain Officer, Directors and Others”), on May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for certain non-monetary consideration, the Company agreed to discharge its claims against Koenig.

Lexington Insurance Lawsuit

On April 14, 2004, a complaint was served on Medi-Hut by National Union in the United States District Court for the District of New Jersey. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington Insurance Company. In this action, the plaintiff alleged that the Company owed the plaintiff $235,000, representing unpaid insurance premiums related to directors and officers insurance for the period January 2003 through December 2003. While the Company did receive a proposal from Lexington, the Company secured directors and officers insurance from another carrier under better terms and at a lower cost. No written binder, policy forms, endorsements nor any other indicia of a Lexington policy were ever delivered to the Company.

On March 10, 2005, the Company filed a third party complaint against Universal and Brett D. Mayer in the United States District Court for the District of New Jersey. Universal was the retail broker that advised the Company during the Company’s business dealings with Lexington and Mayer was the individual employed by Universal that dealt directly with the Company. In its complaint, the Company alleged that Universal and Mayer were negligent and breached their fiduciary duty to the Company in providing services related to the Company’s procurement of directors and officers insurance.

On September 28, 2005, the Company and Lexington entered into an agreement in which Lexington agreed to dismiss its complaint against the Company and both Lexington and the Company agreed to release each other from any and all claims which could have been asserted as a result of the Lexington lawsuit. On October 13, 2005, the Company, Universal and Mayer entered into an agreement in which the Company agreed to dismiss its third party complaint against Universal and Mayer in exchange for a one time payment from Universal and Mayer of $8,500.

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The plaintiffs allegations are the same as those alleged in the class action lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuit. The Company intends to vigorously defend this action. No accrual has been provided for this lawsuit

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2002.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

On March 21, 2003, trading of the Company’s shares of common stock on the NASDAQ SmallCap Market was halted. The Company’s common stock was later delisted from the NASDAQ SmallCap Market on March 28, 2003 for, among other things, failure by the Company to file with the SEC its annual report on Form 10-KSB for the fiscal year ended October 31, 2002. Since that time, no established public trading market has existed for the Company’s common stock and shares of the Company’s common stock are neither listed on any national securities exchange, or presently traded on any public stock exchange or in any other public market. Although quotations for shares of the Company’s common stock may be obtained through the Pink Sheets maintained by Pink Sheets LLC, because secondary market activity for shares of the Company’s common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for the Company’s common stock for the periods indicated, as reported by NASDAQ and the NASDAQ Trading and Market Services under the symbol “MHUT” for the period commencing November 1, 2000 to March 20, 2003, and in the Pink Sheets under the symbol “MHUT” for the period commencing March 21, 2003 through October 31, 2005. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions that may not necessarily represent actual transactions.

Year Ended October 31, 2005	High	Low
First Quarter	$.15	$.02
Second Quarter	.14	.03
Third Quarter	.11	.05
Fourth Quarter	.10	.04

Year Ended October 31, 2004	High	Low
First Quarter	$.24	$.06
Second Quarter	.22	.06
Third Quarter	.13	.02
Fourth Quarter	.05	.02

Year Ended October 31, 2003	High	Low
First Quarter	$3.53	$1.21
Second Quarter	1.65	.45
Third Quarter	.80	.14
Fourth Quarter	.25	.13

Year Ended October 31, 2002	High	Low
First Quarter	$13.85	$6.94
Second Quarter	6.70	2.27
Third Quarter	5.40	1.70
Fourth Quarter	4.32	2.19

Year Ended October 31, 2001	High	Low
First Quarter	$8.00	$5.00
Second Quarter	6.97	4.50
Third Quarter	8.55	6.25
Fourth Quarter	9.50	5.65

Pink Sheets LLC is an electronic quotation and information service that collects and publishes market maker quotes for OTC securities and thereby enables National Association of Securities Dealers (NASD) broker-dealer firms to more efficiently deal in OTC securities. The Company’s common stock is currently classified as an OTC security. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may be unable to sell a position at a later date.

Shareholders

As of October 31, 2005, there were approximately 416 shareholders of record of the Company’s common stock and 21,276,090 shares of common stock outstanding.

Dividends

The Company has not paid cash or stock dividends on its common stock and does not intend to pay cash or stock dividends in the foreseeable future.

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2002

On February 25, 2002, the Company acquired certain intellectual property from Spectrum relating to the Solo-Safe™ Safety Syringe. In consideration for Spectrum’s safety syringe patents and patents pending and the related FDA 510(k) approval, the Company issued to the shareholders of Spectrum 700,000 shares of restricted common stock based on a price per share of $5.00 for a total purchase price of $3,500,000. The Company also granted certain registration rights to Spectrum and its shareholders. The Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On August 1, 2002, the Company engaged Muhammed Malik, a consultant, to provide assistance in adding products to the Company’s distribution pipeline pursuant to a consulting agreement. The term of the consulting agreement was for thirty-six months commencing on August 1, 2002 and ending on July 31, 2005, unless terminated sooner by either of the parties. As compensation for these future services, on August 1, 2002, the Company issued to Mr. Malik a warrant to purchase 90,000 shares of common stock of the Company, exercisable at $4.50 per share, and a warrant to purchase 90,000 shares of common stock of the Company, exercisable at $2.45 per share. Each warrant was fully vested on the date of issuance and each is exercisable until October 31, 2006. The warrants had a fair value of approximately $215,122 at the date of issuance. The Company recorded deferred compensation for the fair value of the warrants upon issuance and initially intended to amortize the expense over the life of the agreement. Each warrant contains customary anti-dilution provisions. The Company has the right to require the holder to exercise the warrant, in whole or in part, in the event that the closing bid price of the Company’s common stock is greater than $10.00 at any time after the six month anniversary of the date of issuance of the warrant. The Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act. Although the consulting agreement was set to expire on July 31, 2005, the Company determined that the consultant did not provide any services beyond the fiscal year ended October 31, 2002. Accordingly, the Company expensed the extra amount of deferred compensation related to this consulting agreement as of October 31, 2002.

No other sale of unregistered securities took place during the fiscal year ended October 31, 2002, which were not previously disclosed in a quarterly report on Form 10-QSB.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s audited balance sheet at October 31, 2002 and the related notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Background

Medi-Hut Co. is a Nevada corporation headquartered in Spring Lake, New Jersey. Medi-Hut was incorporated in the State of New Jersey on November 29, 1982. On January 28, 1998, Medi-Hut entered into an Agreement and Plan of Reorganization with Indwest, Inc., a Utah corporation, whereby Medi-Hut changed its domicile to the State of Utah and became subject to the reporting requirements of the Exchange Act. On February 2, 1998, Medi-Hut completed a second change of domicile transaction and became a Delaware corporation, and, on October 31, 2001, completed a third and final change of domicile transaction and became a Nevada corporation.

During the fiscal year ended October 31, 2002, Medi-Hut’s business included the distribution of over the counter medical devices and disposable clinical supplies, such as condoms and alcohol preparation pads, and generic and name brand pharmaceuticals. The Company’s business for the fiscal year ended October 31, 2002 also included the sale of hormone replacement therapy drugs (Syntest Double-Strength and Half-Strength) which were manufactured and supplied to the Company by Syntho pursuant to the Company’s exclusive distribution agreement with Syntho. The Company’s products generally were sold directly to distributors or wholesalers who sold the products to pharmacies, drug store chains or other wholesalers. Occasionally the Company sold directly to physicians and other healthcare providers.

During the fiscal year ended October 31, 2002, Medi-Hut continued to develop the patented Elite Safety Syringe, a passive anti-stick safety syringe, and commenced the initial manufacturing of the product. For the fiscal year ended October 31, 2002, there were minimal sales of the Elite Safety Syringe due to development, manufacturing and marketing issues. After evaluating the various development, manufacturing and marketing issues surrounding the Elite Safety Syringe, the Company determined that the cost associated with creating sufficient manufacturing capabilities to support a market launch of the product combined with the cost associated with correcting certain design issues exceeded the overall market opportunity that exists for the product. Accordingly, the Company has decided that it will no longer develop or market the Elite Safety Syringe. In addition, on February 25, 2002, the Company acquired its other safety syringe product, the Solo-Safe™ Safety Syringe, which has never been sold and remains in early development. The Company does not intend to further develop this product or maintain its patents due to the significant amount of development costs that would have to be incurred to bring the product to market, the limited market opportunity that exists for the product and the Company’s limited financial resources.

In March 2003, the Company exited from the business of selling branded and generic pharmaceuticals to wholesalers due to the low margins attributed to such sales. In addition, in March 2003, the Company was unable to continue the sale of Syntest, its hormone replacement therapy product line, due to a dispute with the manufacturer of and contract sales representative for such product line, which resulted in the commencement of litigation by the Company against such parties as well as other related litigation involving the Company.

Commencing March 2003 through September 2004, the Company’s operations focused on the sale of condoms to wholesalers and distributors and the sale of disposable clinical supplies (e.g. alcohol preparation pads) directly to distributors, physicians and other medical providers. The Company stopped selling these products in October 2004 due to reduced profit margins and the decline in the customer base.

Currently, the Company does not have any recurring revenue from the sale of products. The Company is in the process of identifying new products for acquisition and development. However, no assurances can be given that the Company will have the financial and other resources necessary for it to acquire and develop any new product. See “Item 1. Description of Business - Strategy for Business Development.”

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition is based upon the balance sheet contained elsewhere herein, which has been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the balance sheet required the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in preparation of the balance sheet contained elsewhere herein.

Inventory

As included in the Company’s balance sheet as of October 31, 2002, inventory consists of finished goods and is stated at the lower of cost (first-in, first-out basis) or market. As a distributor of medical products during the fiscal year ended October 31, 2002, the Company was exposed to a number of economic and industry factors that resulted in portions of the inventory becoming either obsolete or in excess of anticipated usage. These factors included, but are not limited to, technological changes in the market, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of product from the Company’s suppliers. During the fiscal year ended October 31, 2002, the Company’s policy was to establish inventory reserves when conditions existed that suggested the inventory may be in excess of anticipated demand or was obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company evaluated its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining the Company’s estimates of future product demand may sometimes prove to be inaccurate, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. Although every effort is made to ensure the accuracy of the Company’s forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of the Company’s inventory. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s reserves are intended to reduce the carrying value of its inventory to its net realizable value. As of October 31, 2002, the Company recorded a reserve of $10,000 for potentially obsolete inventory.

Accounts Receivable Reserves

During the fiscal year ended October 31, 2002, the Company recorded a provision for estimated sales returns and allowances on product sales made prior to November 1, 2002. These estimates were based on the specific facts and circumstances of particular orders, analysis of credit memo data and other known factors. If the data the Company uses to calculate these estimates did not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination was made and revenues in that period could be adversely affected.

Revenue Recognition

During the fiscal year ended October 31, 2002, the Company recognized product revenue upon shipment, provided that there was persuasive evidence of a sales arrangement, there were no uncertainties regarding acceptance, the sales price was fixed or determinable and collection of the resulting receivable was probable.

Valuation of Intangible Assets and Other Long-Lived Assets

Intangible assets with a defined life and other long-lived assets were reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment reviews are based on a cash flow approach that requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair market value of the asset, and potentially result in different impacts to the Company’s results of operations. Actual results may differ from management’s estimates.

Based on the Company’s financial performance during the fiscal year ended October 31, 2002, the Company undertook an analysis of the likelihood of recovering the carrying amount of its intangible assets with a defined life. This impairment analysis indicated, based on the Company’s estimated future undiscounted cash flows, the Company would not be able to recover the full carrying amount of intangible assets related to the Solo-Safe™ Safety Syringe technology acquired by the Company on January 9, 2002 for $3,500,000. As a result, for the fiscal year ended October 31, 2002, the Company recognized an impairment loss of $3,500,000. Prior to this impairment loss, the Company had classified as intangible assets $3,450,000 related to the cost of the Solo-Safe™ Safety Syringe issued United States Patents and $50,000 related to the cost of the Solo-Safe™ Safety Syringe FDA 510(k) premarket notification.

The Company also determined that the molds and assembly equipment related to the 1cc version of the Elite Safety Syringe were impaired. The molds and the equipment were both located at Sam Woo, the Company’s third party contract manufacturer of the 1cc Elite Safety Syringe located in Korea. Sam Woo ceased operations in 2003 and was not able to complete the Company’s 1cc assembly machine. The partially completed machine was deemed to have no value to the Company. In addition, the Company determined that the molds being used by Sam Woo to manufacture the 1cc Elite Safety Syringe were defective. Prior to this impairment loss, the Company had classified as equipment $182,129 related to the molds and $163,867 related to the assembly machine. The molds and assembly machine were being depreciated on a straight line method over a period of three and seven years, respectively.

The Company acquired the exclusive distribution rights to Syntest, a hormone replacement therapy drug manufactured by Syntho, pursuant to an exclusive license agreement dated November 20, 2001, as amended on February 7, 2002 and April 3, 2002, between the Company and Syntho. The Company paid Syntho $2,500,000 and agreed to purchase Syntest at a price per unit as agreed upon by the parties. The term of the agreement was for a period of five years commencing with the first commercial sale of the Syntest product, which occurred in October 2002. In March 2003, regular sales of Syntest ceased when Syntho refused, beginning in January 2003, to sell any additional product to the Company resulting in the commencement of litigation by the Company against Syntho and other parties on May 12, 2003. The Company’s initial investment of $2,500,000 was to be amortized over the five year life of the exclusive distribution agreement, commencing on the date of the first commercial sale of the product which occurred on October 14, 2002. On October 17, 2005, the Company sold its distribution and other rights and business with respect to Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The difference between the original purchase price of $2,500,000 and the amount received through the sale of the distribution rights to Breckenridge has been written off as of the fiscal year ended October 31, 2002. See “Item 3. Legal Proceedings - Syntest Litigation.”

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The valuation allowance as of October 31, 2002 primarily relates to net operating losses generated in fiscal 2002 and 2001 for which the Company can only realize a benefit through the generation of future taxable income for which realization is uncertain. The Company’s net deferred tax asset is currently $0.

Stock-based Compensation

Stock-based compensation charges represent the difference between the exercise price of options granted to employees and the fair value of the Company’s common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25 and its related interpretations. The Company recognizes this compensation charge over the vesting periods of the shares purchasable upon exercise of options. Should the Company’s assumptions of fair value change, the amount recorded as intrinsic value may increase or decrease in the future.

The Company did not record any deferred stock-based compensation or any related amortization during the fiscal year ended October 31, 2002. The Company applies a straight-line amortization policy for the deferred compensation.

Stock-based compensation charges also include the periodic revaluation of stock options that the Company has granted to non-employees, in accordance with the provisions of Statement of Financial Accounting Standards No. 123 and Emerging Issues Task Force No. 96-18. Pursuant to this accounting literature, equity instruments, such as options, are required to be recorded at the fair value of the consideration received, or the fair value of the equity instrument issued, whichever may be more readily measured. For grants to non-employees, the fair value of the equity instrument issued is more readily measured and the Company assigns value to the options using a Black-Scholes methodology. As required, the Company revalues these options over the period when earned in accordance with their respective terms. Should the Company’s input assumptions change, for example, fair value of common stock at the measurement date, the fair value of our non-employee consultant compensation will change.

As of October 31, 2002, the unamortized deferred stock-based compensation amounted to $26,180 relating to the grant of stock options to our non-employees.

Legal Contingencies

The Company is currently involved in certain legal proceedings. In connection with these legal proceedings, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. The Company does not believe that these proceedings will have a material adverse effect on its financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in management’s assumptions or the effectiveness of the Company’s strategies relating to these proceedings. See “Item 3. Legal Proceedings.”

As of October 31, 2002, the Company accrued $589,300 related to the settlement of the class action lawsuits filed against the Company in 2002. The Company agreed to settle the class action litigation on August 18, 2003 and the United States District Court for the District of New Jersey approved the settlement on May 3, 2004. The $589,300 accrual represents a $400,000 cash payment made by the Company in conjunction with the settlement as well as the fair market value, on the date the settlement was executed (August 18, 2003), of the 861,990 shares of the Company’s common stock issued in conjunction with the settlement and $60,000 of legal fees related to the settlement. See “Item 3. Legal Proceedings - Class Action Lawsuits.”

Results of Operations

Medi-Hut was subjected to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001 due to the actions of the Company’s former management team. Financial and other information necessary for the Company’s current management to prepare accurate financial statements for such fiscal years is either missing or unverifiable. As a result, the Company’s current management is unable to report on the Company’s results of operations for the fiscal year ended October 31, 2001 and the results of operations for fiscal year ended October 31, 2002. However, current management was able to prepare a balance sheet at October 31, 2002, which has been audited by the Company’s independent auditors. The Company believes that it will be able to include complete, audited financial statements and analysis with respect to the Company’s results of operations for fiscal 2003, 2004 and 2005 in its annual reports on Form 10-KSB for the fiscal years ended October 31, 2003, 2004 and 2005, respectively.

Liquidity and Capital Resources

On February 26, 2002, the Company entered into the Loan Agreement with PNC Bank. Pursuant to the Loan Agreement, the Company secured a $750,000 Note under which the Company was permitted to draw-down money until February 1, 2003. Interest on the outstanding balance of the Note was charged at prime. In addition, the Company secured a $2,000,000 Line of Credit at a rate of prime plus .75% for a term of one year ending February 1, 2003. Pursuant to the terms of the Security Agreement entered into between the Company and PNC, both the Note and the Line of Credit were secured by all of the personal property of the Company including cash, accounts receivable, inventory, equipment and general intangibles. As of October 31, 2002, there was no outstanding balance on the Note or the Line of Credit. On November 13, 2002, the Company borrowed $1,500,000 on the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company was required to repay $1,500,000 to PNC related to the Line of Credit and $159,404 related to a letter of credit and certain fees.

The Company currently does not have any lending or credit relationships with banks or other lending institutions and does not anticipate establishing such a relationship in the foreseeable future due to the Company’s limited operations and assets. On May 26, 2005, the Company closed on a private placement of Debentures. The gross proceeds received in connection with this private placement were $300,000. On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement whereby Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The proceeds from the sale of the Debentures, the sale of common stock and the settlement with Breckenridge will be used to fund the Company’s pending litigation matters and for other business development and operational purposes.

No revenue is currently generated from the sale of the Company’s products. As of October 31, 2005, the Company’s cash position was approximately $611,000 and $750,000 is due from Breckenridge payable in $50,000 monthly installments through January 1, 2007 pursuant to the purchase and settlement agreement entered into on October 17, 2005 by the Company and Breckenridge. See “Item 3. Legal Proceedings.” The Company currently projects expending approximately $105,000 of its cash per month to continue operations and maintain the various lawsuits it has instituted. The Company anticipates that its future monthly expenses will include lease costs of approximately $3,000, accounting fees of approximately $3,500, payment of a portion (approximately $35,000) of the $50,000 monthly fee payable to Century Capital pursuant to the Consulting Services Agreement between the Company and Century Capital, insurance costs of $8,000, legal expenses of approximately $30,000 and general administrative expenses of approximately $25,500.

Management believes that the Company will require additional capital to be able to obtain other medical devices and products and otherwise implement its strategy for business development and increased revenues discussed elsewhere herein. Although a favorable outcome or settlement of one or more of the Company’s current lawsuits could increase the capital position of the Company, no assurance can be given that any such action will result in a favorable outcome or settlement to the Company or that if any such action is favorably decided or settled, such decision or settlement will occur in the near future.

Management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities and the favorable outcome or settlement of one of its pending lawsuits.

Inflation and Seasonality

Inflation has had no material effect on the operations or financial condition of the Company’s business. In addition, the Company’s operations are not considered seasonal in nature.

Item 7.	Financial Statements

Except for the Company’s balance sheet at October 31, 2002, all of the financial statements and supplementary data of the Company called for by this item have not been included in this report. Reference is made to the Note contained on page 1 herein and “Item 6. Management’s Discussion and Analysis or Plan of Operation.”

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On January 28, 2002, the Company engaged Grant Thornton LLP as its independent auditors and dismissed Rosenberg. The decision to change auditors was recommended by the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company. On February 15, 2002, Grant Thornton LLP resigned as the Company’s independent auditors. On February 20, 2002, the Company reengaged Rosenberg as its independent auditors. The decision to reengage Rosenberg was recommended by the Audit Committee. The Company did not have any disagreement with either of these accounting firms concerning the first dismissal of Rosenberg and the resignation of Grant Thornton LLP.

On March 28, 2003, the Company dismissed Rosenberg as its independent auditors for a second and final time. The Company reported the dismissal of the Rosenberg firm as its independent auditors in a current report on Form 8-K, dated March 28, 2003. In that current report on Form 8-K, the Company stated that in connection with its audits for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent periods preceding the date of dismissal, there were no disagreements with Rosenberg in any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Pursuant to the procedure outlined in SEC Regulation S-K, Item 304, the Company amended its current report on Form 8-K, dated March 28, 2003, to include a letter from Rosenberg in which the accounting firm disagreed with the Company’s statements. On April 8, 2003, the SEC provided comments to the Company with respect to the disclosures in the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003. Current management could not adequately respond to the SEC’s comments due to the incomplete and unverifiable information left behind by prior management. Consequently, the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003, has been deemed deficient by the SEC. Although the SEC has not commenced an enforcement action against the Company for such deficient current report on Form 8-K, no assurance can be given that the SEC will not do so in the future. Any such action by the SEC could have significant adverse consequences to the Company.

On May 15, 2003, the Company engaged the accounting firm Eisner as its independent auditors to perform an audit of the Company’s financial statements as of the fiscal years ended October 31, 2002 and October 31, 2001. Since that time, the Company has made exhaustive efforts to complete its audits of the 2002 and 2001 financial statements. As a result of these efforts, management determined that due to incomplete records, among other issues, they could not file complete audited financial statements for these periods. However, management determined that it would be able to file an audited balance sheet as of October 31, 2002. Further, management intends to file the required interim period and annual audited financial statements up to and including the fiscal year ended October 31, 2005 as soon as practical.

On March 3, 2005, Company replaced Eisner as its independent auditors with the accounting firm, Weiser. Management believed that it is in the best interest of the Company to change auditors in order to facilitate the completion of the audit of the Company’s balance sheet as of October 31, 2002. The change in auditing firms was reviewed and recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors. The Company reported the dismissal of the Eisner firm as its independent auditors in a current report on Form 8-K, dated March 3, 2005. In that current report on Form 8-K, the Company stated that in connection with its audits as of and for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent interim periods preceding the date of dismissal, there were no disagreements with Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during its engagement by the Company, Eisner did not issue any report on the financial statements or review any financial statements of the Company.

Pursuant to the procedure outlined in SEC Regulation S-B, Item 304, the Company included in the current report on Form 8-K a letter from Eisner in which the accounting firm agreed with the Company’s statements that there were no disagreements between the Company and Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Current Officers and Directors

The Company’s current executive officers and directors, their respective ages, positions with the Company and biographical information, including business experience, are set forth below.

Name	Age	Position Held

David R. LaVance	51	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	37	Executive Vice President, Chief Financial Officer (Treasurer), Secretary and Director
John A. Moore	40	Director
Richard E. Otto	55	Director

There are no family relationships among the current executive officers and directors of Medi-Hut. None of the current executive officers or directors of Medi-Hut are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance who serves as a director of Hologic, Inc. (NASDAQ: HOLX) and Mr. Otto who serves as a director of Corautus Genetics Inc. (AMEX: VEGF).

David R. LaVance: Mr. LaVance became Medi-Hut’s President and Chief Executive Officer and the Chairman of its Board of Directors on March 21, 2003. He also is the President and co-founder of Century Capital which was founded in 1997. Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare service providers from 1995 through 1997. Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a startup health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995. Mr. LaVance currently is a member of the Board of Directors of Hologic, Inc. (NASDAQ: HOLX), a medical device company specializing in digital imaging and VectraMed, Inc., a privately held early stage drug development company. Mr. LaVance received a B.A. degree from Furman University in 1976 and a J.D. degree from Washington College of Law of the American University in 1979.

Thomas S. Gifford: Mr. Gifford became Medi-Hut’s Executive Vice President, Chief Financial Office (Treasurer) and a director on March 21, 2003. He later became the Secretary of Medi-Hut on July 22, 2003. Mr. Gifford is also the Vice President and co-founder of Century Capital. He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant. He was formerly a Manager and Associate Director of KPMG Health Ventures. Prior to KPMG Health Ventures, Mr. Gifford was an accountant for KPMG Peat Marwick LLP from 1990 through 1994, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies. Mr. Gifford currently serves on the Board of Directors of Maloy Risk Services, Inc., a privately held insurance brokerage. Mr. Gifford received a B.S. degree from Rutgers University in 1990 and a J.D. degree from Seton Hall University School of Law in 1995.

John A. Moore: Mr. Moore was elected as a director of the Company on May 6, 2003. Since July 2002, he has been the President of Edson Moore Healthcare Ventures, an investment entity that owns securities in various public and private life science companies. From 1994 through June 2002, Mr. Moore was the Chairman and Chief Executive Officer of Optimer, Inc., a research based polymer development company. Prior thereto, he worked for a number of Wall Street firms including Lehman Brothers and Hambrecht & Quist. Mr. Moore has been a director of Optimer since 1994. He is also a director and Chairman of ImaRx Therapeutics, a privately-held company engaged in medical technology development. Mr. Moore received a B.A. degree from Rutgers University.

Richard E. Otto: Mr. Otto was elected as a director of the Company on May 6, 2003. He has been the Chief Executive Officer and a director of Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation), a publicly traded biopharmaceutical company (AMEX: VEGF) dedicated to the development of innovative gene therapy products for the treatment of cardio and vascular disease, since the merger of Corautus and Vascular Genetics Inc. on February 5, 2003. Prior to the merger, he served as Chief Executive Officer and a director of Vascular Genetics Inc., a developer of gene therapy for the treatment of severe cardiovascular disease, since January, 2002. From June 1995 through April 1998, he was Chief Executive Officer and director of CardioDynamics International Corporation (NASDAQ: CDIS), a publicly traded company that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to key management positions with Cardiac Pacemakers Inc. (now a Guidant company). Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company. He received a B.S. degree from the University of Georgia.

Officers and Directors for the Fiscal Year Ended October 31, 2002

All of the Company’s executive officers and directors during the fiscal year ended October 31, 2002 are no longer with the Company. The names and titles of the persons who served as the Company’s executive officers and directors during the fiscal year ended October 31, 2002 are set forth below.

Joseph A. Sanpietro:  Joseph A. Sanpietro served as the President and Chief Executive Officer of Medi-Hut from January 1998 through March 21, 2003, and as director from January 1998 through March 28, 2003. He served as the President of the Company’s predecessor from 1982 to 1998. Mr. Sanpietro was terminated by the Company as its President and Chief Executive Officer on March 21, 2003 and resigned as a director of Medi-Hut on March 28, 2003.

Vincent J. Sanpietro: Vincent J. Sanpietro served as the Chief Operating Officer of Medi-Hut from January 1998 through March 21, 2003. Mr. Sanpietro also had been the Secretary of Medi-Hut from January 1998 through March 21, 2003 and served as a director for such period. He served as Secretary of the Company’s predecessor from 1982 through 1998. Mr. Sanpietro was terminated by the Company as its Chief Operating Officer and Secretary on March 21, 2003 and resigned as a director of the Company on March 28, 2003.

Laurence M. Simon: Mr. Simon served as Medi-Hut’s Chief Financial Officer from April 20, 2001 through March 21, 2003, and also served as the Company’s Treasurer from May 14, 2002 through March 21, 2003, when he was terminated by the Company.

Lawrence P. Marasco: Mr. Marasco served as Medi-Hut’s Vice President of Sales and Marketing from April 2000 until March 12, 2003, when he was terminated by the Company.

Robert Russo: Mr. Russo served as a director of Medi-Hut from March 1998 through March 6, 2003, when he resigned. He also served as the Company’s Treasurer from March 1998 through May 14, 2002.

James G. Aaron: Mr. Aaron served as a director of Medi-Hut from April 3, 2001 through February 5, 2004, when he resigned.

James S. Vaccaro: Mr. Vaccaro served as a director of the Company from April 3, 2001 through January 25, 2003, when he resigned.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 5% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company common stock and other equity and derivative securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. To the knowledge of current management, based upon review of the copies of the forms furnished to the Company during the fiscal year ended October 31, 2002, other than James G. Aaron who filed a Form 5 in lieu of a late Form 4, all filings required to be made by the Company’s executive officers and directors pursuant to Section 16(a) of the Exchange Act for the fiscal year ended October 31, 2002 were filed within the time periods prescribed.

Item 10.	Executive Compensation

Compensation of Executive Officers

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 2002, 2001 and 2000 of the Company’s President and Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended October 31, 2002 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation					Long Term Compensation
						Awards		Payouts
Name and Position(1)	Year	Salary ($)		Bonus ($)	Other Annual Compensa -tion ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions #	LTIP Payouts ($)	All Other Compensa-tion ($)

Joseph A. Sanpietro,	2002	$205,833		$–	$–	$–	–	$–	$7,837 (2)
former President,	2001	93,555		–	–	–	–	–	10,454 (2)
and Chief Executive Officer	2000	77,225		–	–	–	–	–	6,000 (2)

Vincent J. Sanpietro,	2002	$142,083		$–	$–	$–	–	$–	$5,639 (2)
former Chief Operating	2001	62,340		–	–	–	–	–	5,906 (2)
Officer and Secretary	2000	51,428		–	–	–	–	–	5,000 (2)

Laurence M. Simon,	2002	$100,000		$–	$–	$–	–	$–	$1,313 (2)
former Chief Financial	2001	41,667	(3)	–	–	–	20,000 (4)	–	2,061 (2)
Officer (Treasurer)	2000	–		–	–	–	–	–	–

(1)
Each of the Named Executive Officers for the fiscal year ended October 31, 2002 were terminated by the Company on March 21, 2003 as explained elsewhere herein. No further compensation was paid to any of these Named Executive Officers upon their termination.

(2)	Represents amounts received in transportation allowances.
(3)	For the period commencing April 20, 2001 through October 31, 2001.
(4)
Represents shares of common stock underlying options granted to Mr. Simon pursuant to his employment agreement. These options were cancelled on November 29, 2004 as part of the settlement and release agreement between the Company and Mr. Simon as explained elsewhere herein.

Year End Option Values

The following table provides certain information with respect to options to purchase the Company’s common stock held by the Named Executive Officers at October 31, 2002.

	Number of Shares of Common Stock Underlying Unexercised Options at October 31, 2002		Value of Unexercised In-the-Money Options at October 31, 2002 ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph A. Sanpietro	–	–	$–	$--
Vincent J. Sanpietro	–	–	$–	$--
Laurence M. Simon	10,480(1)	9,520(1)(2)	$–	$–

(1)
The exercise price for these options was $6.75 per share and the per share market price of the Company’s common stock on October 31, 2002 was $3.26. Therefore, none of these options were in-the-money at October 31, 2002. These options were cancelled on November 29, 2004 as part of the settlement and release agreement between the Company and Mr. Simon as explained elsewhere herein.

(2)
Stock options to purchase 6,800 shares which were not vested terminated upon the Company’s termination of Mr. Simon’s employment on March 21, 2003. The remainder of these options were cancelled on November 29, 2004 as part of the settlement and release agreement between the Company and Mr. Simon as explained elsewhere herein.

No options were exercised by the Named Executive Officers during the fiscal year ended October 31, 2002.

Compensation of Directors

Currently, the Company does not provide any cash compensation to its directors. However, each of the outside directors that participated on the board during 2003, which excludes David R. LaVance and Thomas S. Gifford, received a warrant, dated July 24, 2003, to purchase 200,000 shares of the Company’s common stock. An aggregate of 800,000 shares could be issued pursuant to these warrants. The per share exercise price of the warrants is $.26, subject to adjustment from time to time as provided in the warrant certificates. 66,666 shares underlying the warrant became eligible for purchase on July 24, 2003, another 66,666 of the shares underlying a warrant became available for purchase on July 24, 2004 and the remainder of the shares underlying the warrant, totaling 66,668, became available for purchase on July 24, 2005. There is no accounting effect for the above transaction as of October 31, 2002. The warrants had a fair value of approximately $155,138 at the date of issuance.

Each of the outside directors that participated on the board during 2004, which excludes Mr. LaVance and Mr. Gifford, received a warrant dated May 14, 2004 to purchase 200,000 shares of the Company’s common stock. An aggregate of 600,000 shares of common stock could be issued pursuant to these warrants. The per share exercise price of the warrants is $.04, subject to adjustment from time to time as provided in the warrant certificates. 66,600 shares underlying a warrant became available for purchase on May 14, 2004 and the remainder of the shares underlying the warrant, totaling 133,400, became available for purchase on May 14, 2005. There is no accounting effect for the above transaction as of October 31, 2002. The warrants had a fair value of approximately $32,137 at the date of issuance.

Each of the outside directors that participated on the board during 2005, which excludes Mr. LaVance and Mr. Gifford, received a warrant dated February 25, 2005 to purchase 200,000 shares of the Company’s common stock. An aggregate of 400,000 shares of common stock could be issued pursuant to these warrants. The per share exercise price of the warrants is $.03, subject to adjustment from time to time as provided in the warrant certificates. 100,000 shares underlying a warrant became available for purchase on February 25, 2005 and the remainder of the shares underlying the warrant, totaling 100,000, shall become eligible for purchase on and after February 25, 2006. All underlying shares shall immediately vest ten days prior to a change of control, as such term is defined in the warrant certificates. There is no accounting effect for the above transaction as of October 31, 2002. The warrants had a fair value of approximately $6,378 at the date of issuance. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans.”

For the fiscal year ended October 31, 2002, the Company paid its directors $500 for each meeting of the Board he attended and $300 for each Board committee meeting he attended.

Employment Agreements

On November 1, 2001, Medi-Hut entered into an employment agreement with its former Chief Financial Officer, Laurence M. Simon. The term of the employment agreement was two years and two months. The employment agreement provided that Mr. Simon would receive an annual salary of $100,000 and the following benefits: insurance, vacation, sick leave and use of a company vehicle. In addition, pursuant to the employment agreement, Medi-Hut granted stock options to Mr. Simon to purchase an aggregate of 20,000 shares of common stock at $6.75 per share. Options for 3,680 shares vested on December 31, 2001 and the remainder vested at a rate of 680 common shares each month through December 31, 2003. Of these options, 6,800 shares that were not vested terminated upon the Company’s termination of Mr. Simon’s employment on March 21, 2003. The agreement provided that Mr. Simon could be terminated for gross negligence or willful misconduct in the performance of his duties, if he is convicted of a felony or if the Board of Directors determines it is in the Company’s best interest not to continue his employment.

On August 1, 2002, Mr. Simon purportedly entered into a new employment agreement with the Company. However, inasmuch as the new employment agreement was never formally approved by the Company’s Board of Directors, the Company did not recognize the validity of such agreement and as such no accrual was deemed necessary as of October 31, 2002.

Mr. Simon was terminated by the Company on March 21, 2003 for, among other things, participating in various fraudulent schemes which resulted in significant damage to the Company. On August 19, 2003, Mr. Simon pled guilty to conspiracy to inflate the revenue and earnings of the Company and lying to investigators. On December 4, 2003, the Company commenced an action against Mr. Simon and certain other former officers and directors of the Company to recover damages attributable to their fraudulent behavior. On November 29, 2004 the Company and Mr. Simon entered into a settlement and release agreement which, among other consideration, included the cancellation of the outstanding options held by him and a release related to any claim Mr. Simon may have had pursuant to the November 1, 2001 employment agreement or the August 1, 2002 purported agreement.

On August 1, 2002, Joseph A. Sanpietro, the Company’s former President and Chief Executive Officer, and Vincent J. Sanpietro, the Company’s former Chief Operating Officer and Secretary, purportedly entered into employment agreements with the Company. However, inasmuch as these employment agreements were never formally approved by the Company’s Board of Directors, the Company did not recognize the validity of such agreements. Any rights that Joseph A. Sanpietro and Vincent J. Sanpietro may have claimed pursuant to these purported employment agreements were terminated pursuant to the settlement and release agreement between the Company and Joseph A. Sanpietro dated April 14, 2004 and the settlement and release agreement between the Company and Vincent J. Sanpietro dated February 4, 2003.

Currently, there exists no employment agreement with any of the Company’s executive officers other than the amended and restated Consulting Services Agreement with Century Capital related to the services of David R. LaVance and Thomas S. Gifford. See “Consulting Services Agreement.”

Consulting Services Agreement

Original Agreement Dated February 1, 2003

The Company entered into a Consulting Services Agreement with Century Capital, effective as February 1, 2003, in order to engage Century Capital to provide (1) general corporate and business advisory services, (2) strategic business advisory services, and (3) financial advisory services to the Company. The Consulting Services Agreement was approved by the Company’s Board of Directors. The initial term of the Consulting Services Agreement was two years, which ended on January 31, 2005.

Mr. LaVance and Mr. Gifford are members of Century Capital. On March 21, 2003, pursuant to the Consulting Services Agreement, the Board appointed Mr. LaVance as Chief Executive Officer of the Company, and Mr. Gifford as Executive Vice President and Chief Financial Officer of the Company. Mr. LaVance and Mr. Gifford were also appointed as directors of the Company to fill vacancies on the Board as of the same date. Mr. LaVance assumed the position of Chairman of the Board when he was appointed as a director.

During the initial term of the Consulting Services Agreement, Century Capital was entitled to receive a monthly consulting fee in the amount of $75,000 and was entitled to be reimbursed for all reasonable and customary business expenses. For each one year period commencing on February 1 and ending on January 31 during the term of the Consulting Services Agreement, Century Capital was entitled to be paid a minimum annual cash bonus in an amount not less than $125,000. Century Capital was eligible to earn an annual bonus in excess of $125,000 at the discretion of the Company’s Board of Directors. There is no accounting effect for the above transaction as of October 31, 2002.

In addition, the Company issued Century Capital a ten year warrant to purchase 1,500,000 shares of the Company’s common stock at a purchase price of $1.34 per share (the “Underlying Purchase Price”). The per share purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days is less than the then existing Underlying Purchase Price. 375,000 shares of the Company’s common stock underlying the warrant became available for purchase as of February 1, 2003 and an additional 46,875 of the shares underlying the warrant became available for purchase on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005.

As a result of the application of the pricing adjustment, the Underlying Purchase Price adjusted to $.08 per share as of May 14, 2004, the date when Century Capital exercised its right to purchase 937,500 shares of the Company’s common stock underlying the warrant. The Underlying Purchase Price adjusted to $.02 per share as of November 1, 2004 when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $.02 per share. As of February 28, 2005, all 1,500,000 shares of the Company’s common stock underlying the warrant had been purchased. On February 1, 2003, the date of issuance, the warrant had a fair value of approximately $1,294,525. As of April 30, 2004, after accounting for the reduction of the Underlying Purchase Price to $.08 per share, the fair value of the warrant decreased to approximately $101,710. As of October 31, 2004, after accounting for the further reduction of the Underlying Purchase Price to $.02 per share, the fair value of the unexercised warrant decreased to approximately $8,783. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans.”

On May 14, 2004, in lieu of the minimum annual cash bonus due Century Capital for the period that began on February 1, 2003 and ended on January 31, 2004, Century Capital agreed to accept the following: (1) $50,000 cash payment to be made on September 1, 2004; (2) 1,875,000 shares of the Company’s common stock and (3) the forgiveness of $75,000 due to the Company from Century Capital related to the purchase by Century Capital of 937,500 shares of the Company’s common stock underlying the warrant issued to it on February 1, 2003. On February 25, 2005, Century Capital agreed to accept 500,000 shares of the Company’s common stock as payment of the $50,000 due to Century Capital on September 1, 2004.

Also, on May 14, 2004, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant becoming available for purchase upon the achievement of specific milestones as follows: 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho Litigation; 100,000 shares shall be available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares shall be available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg and Koenig accounting firms; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act; and 100,000 shares shall be available for purchase upon the acquisition by the Company of a product or line of business. On November 1, 2004, Century Capital exercised its right to purchase 200,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on May 14, 2004 and the other 100,000 shares became available for purchase prior to November 1, 2004 as a result of the Company’s receipt of at least $500,000 of cumulative proceeds from the litigation against certain former officers, directors and others. The warrant had a fair value of approximately $44,211 at the date of issuance.

Commencing July 1, 2004, Century Capital agreed to defer $25,000 of its monthly consulting fee for a three month period (through September 30, 2004) in an effort to minimize the Company’s cash burn. Century Capital later agreed to continue the $25,000 monthly deferment through January 31, 2005, at which point the total amount due and owing to Century Capital related to the deferment of its monthly consulting fee was $175,000. On November 1, 2004, Century Capital exercised warrants to purchase 621,876 shares of the Company’s common stock (421,876 shares pursuant to the warrant dated February 1, 2003 and 200,000 shares pursuant to the warrant dated May 14, 2004). The $16,438 due to the Company from Century Capital related to these warrant exercises were offset against the deferred monthly consulting fees due to Century Capital. On February 25, 2005, Century Capital agreed to forgive $60,000 of the monthly deferred consulting fees in exchange for 600,000 shares of the Company’s common stock. Further, on February 25, 2005, Century Capital exercised warrants to purchase 140,624 shares of the Company’s common stock pursuant to the warrant dated February 1, 2003. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against the deferred monthly consulting fees due to Century Capital. On August 25, 2005, Century Capital agreed to forgive $50,000 of the deferred monthly consulting fees in exchange for 1,000,000 shares of the Company’s common stock.

During the entire term of the original Consulting Services Agreement, Mr. LaVance and Mr. Gifford were treated as independent contractors for purposes of compensation, were not paid any salary or other compensation directly by the Company and neither of Mr. LaVance or Mr. Gifford participated in any of the Company’s employee benefit plans.

As provided in the original Consulting Services Agreement, Mr. LaVance and Mr. Gifford were added as covered parties under the Company’s directors’ and officers’ liability insurance policies (“D&O Policies”). The Company is required to maintain such D&O Policies while Mr. LaVance and Mr. Gifford hold positions as officers and/or directors of the Company and for a period of two years following termination of their service in such positions. The Company also agreed in the original Consulting Services Agreement to indemnify and hold harmless Century Capital and its representatives, including Mr. LaVance and Mr. Gifford, from and against any and all claims, demands, liabilities, obligations, losses, fines, and expenses, including reasonable attorneys’ and accountants’ fees and expenses incurred in connection with the Company’s failure to perform under the original Consulting Services Agreement or any threatened, pending or completed action, suit or proceeding arising out of Century Capital’s relationship, or the relationship of any Century Capital representative, with the Company.

Amended and Restated Agreement Dated February 1, 2005

Effective February 1, 2005, the original Consulting Services Agreement was replaced by an amended and restated Consulting Services Agreement. Pursuant to the amended and restated Consulting Services Agreement, Century Capital agreed to provide the services of Mr. LaVance and Mr. Gifford as the Company’s corporate officers. As provided in the amended and restated Consulting Services Agreement, Mr. LaVance will continue to serve as the Company’s President and Chief Executive Officer and Mr. Gifford will continue to serve as the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The amended and restated Consulting Services Agreement also provides that Mr. LaVance and Mr. Gifford will continue to be treated as independent contractors for the purposes of compensation, will not be paid any salary or other compensation directly by the Company and will not participate in the Company’s employee benefit plans.

The initial term of the amended and restated Consulting Services Agreement is one year, ending on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement shall continue until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days written notice. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also entitled to receive an annual bonus in an amount not less than $125,000 upon the successful completion of the objectives which are established by the independent members of the Company’s Board of Directors and Century Capital.

The Company may terminate the amended and restated Consulting Services Agreement for cause if Century Capital fails to materially perform the consulting services and does not cure such non-performance within sixty days of receipt of written notice of such non-performance from the Board. Century Capital can terminate the amended and restated Consulting Services Agreement for cause for, among other reasons, (1) any breach of the amended and restated Consulting Services Agreement by the Company which is not cured within thirty days of receipt of written notice from Century Capital, (2) the failure of the Company to pay any compensation or bonus to Century Capital when due or payable, (3) the removal of David R. LaVance as President and Chief Executive Officer of the Company without the prior written approval of Century Capital, (4) the removal of Thomas S. Gifford as Executive Vice President, Chief Financial Officer (Treasurer) and Secretary of the Company, without the prior written approval of Century Capital (5) the removal of or failure to elect David R. LaVance and Thomas S. Gifford as members of the Company’s Board of Directors without the prior written approval of Century Capital, or (6) the Company becoming insolvent or bankrupt.

If the amended and restated Consulting Services Agreement is terminated by the Company for cause, Century Capital shall be paid all unpaid monthly fees and reimbursable expenses through the termination date. If the amended and restated Consulting Services Agreement is terminated by Century Capital for cause, then Century Capital shall be paid on the termination date a lump sum amount equal to the sum of all unpaid monthly fees and reimbursable expenses plus the full amount of the bonus target established for the year of termination, plus an amount equal to the product of Century Capital’s monthly fee multiplied by the greater of (1) six months and (2) the number of full months remaining in the initial term.

During the term of the amended and restated Consulting Services Agreement and for a period of twenty-four months after the termination of the amended and restated Consulting Services Agreement, Century Capital shall be entitled to receive a cash bonus upon the consummation by the Company of certain corporate transactions. The bonus compensation shall be an amount not less than 2.5% of the aggregate consideration to be paid in connection with a sale or acquisition of the Company or in connection with a change in control of the Company (which means a change in more than 50% of the issued and outstanding shares of the Company’s common stock). Century Capital shall be entitled to receive the bonus compensation for any corporate transaction which commences before, but is consummated after, the end of the twenty-four month period following the effective termination date of the amended and restated Consulting Services Agreement.

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 500,000 shares of the Company’s common stock at a purchase price of $.03 per share. The 500,000 shares of the Company’s common stock underlying the warrant shall be available for purchase as follows: (a) 250,000 of the shares underlying the warrant became available for purchase as of February 1, 2005; (b) an additional 20,833 of the shares underlying the warrant become available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant become available for purchase on January 31, 2006. The warrant has customary terms and provisions as set forth in a warrant certificate, dated as of February 1, 2005, including, without limitation, anti-dilution adjustments, registration rights, and acceleration of vesting upon a change in control of the Company. The warrant had a fair value of approximately $10,674 at the date of issuance. On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to the deferred monthly consulting fees related to the original Consulting Services Agreement. On both May 20, 2005 and August 25, 2005, Century Capital exercised warrants to purchase 62,500 shares of the Company’s common stock (125,000 shares in total). The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against the deferred monthly consulting fees due to Century Capital related to the original Consulting Services Agreement.

As provided in the original Consulting Services Agreement the Company is obligated to maintain D&O Policies while Mr. LaVance and Mr. Gifford hold positions as officers and/or directors of the Company and for a period of two years following termination of their service in such positions. The Company also agreed to indemnify and hold harmless Century Capital and its representatives, including Mr. LaVance and Mr. Gifford, from and against any and all claims, demands, liabilities, obligations, losses, fines, and expenses, including reasonable attorneys’ and accountants’ fees and expenses incurred in connection with the Company’s failure to perform under the amended and restated Consulting Services Agreement or any threatened, pending or completed action, suit or proceeding arising out of Century Capital’s relationship, or the relationship of any Century Capital representative with, the Company.

Commencing July 2005, Century Capital began deferring a portion of its monthly consulting fee due pursuant to the amended and restated Consulting Services Agreement in order to minimize the Company’s cash burn. As of October 31, 2005, $80,000 is due to Century Capital related to deferred monthly consulting fees for the period commencing July 1, 2005 and ending October 31, 2005. In addition, as of October 31, 2005, $34,500 was due and owing to Century Capital related to deferred monthly consulting fees pursuant to the original Consulting Services Agreement and $125,000 was due and owing to Century Capital related to the minimum annual bonus for the period beginning February 1, 2004 and ending January 31, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of October 31, 2005, with respect to the beneficial ownership of the Company’s outstanding common stock by (1) each of the Company’s current officers and directors, (2) each of the Named Executive Officers and directors for the fiscal year ended October 31, 2002, (3) all current executive officers and current directors as a group, and (4) each person or group of persons known by the Company to be the beneficial owner of 5% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.

	Beneficial Ownership of Medi-Hut’s Common Stock
Name of Beneficial Owner	No. of Shares (1)	Percent of Class
David R. LaVance (2)(3)(4)	3,187,499	14.87%
Thomas S. Gifford (3)(5)(6)	3,498,437	16.32%
John A. Moore (3)(7)	1,500,000	6.94%
Richard E. Otto (3)(8)	500,000	2.30%
Joseph A. Sanpietro (9)	--	--
Vincent J. Sanpietro (10)	--	--
Laurence M. Simon (11)	--	--
Robert S. Russo (12)	--	--
James S. Vaccaro (13)	2,000	*
James G. Aaron (14)	130,166	*
Richard S. Rimer (15)(16)	3,375,000	15.86%
All current executive officers and directors as a group (4)(6)(7)(8)	8,374,998	37.33%

*	Less than one percent.
(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Medi-Hut’s common stock if he or she has voting or investment power with respect to such security. This includes shares (1) subject to options and warrants exercisable within sixty days, and (2)(a) owned by a spouse, (b) owned by other immediate family members, or (c) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as the Company’s President and Chief Executive Officer.
(3)	Such person serves as a director of the Company and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.
(4)
Includes 162,499 shares subject to the warrants issued on May 14, 2004 and February 25, 2005 to Century Capital which are available for purchase within sixty days of October 31, 2005. Mr. LaVance has an ownership interest in and serves as President of Century Capital. Mr. LaVance disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital. Also includes 310,938 shares held by the LaVance Trust for Children. Mr. LaVance disclaims beneficial ownership of these securities.

(5)	Such person serves as the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary.
(6)
Includes 162,499 shares subject to the warrants issued on May 14, 2004 and February 25, 2005 to Century Capital which are available for purchase within sixty days of October 31, 2005. Mr. Gifford has an ownership interest in and serves as Vice President of Century Capital. Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital. Also includes 310,938 shares held by the LaVance Trust for Children. Mr. Gifford is the trustee for the LaVance Trust for Children. Mr. Gifford disclaims beneficial ownership of these securities.

(7)
Includes 333,400 shares currently available for purchase or which are available for purchase within sixty days of October 31, 2005 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(8)
Represents the shares currently available for purchase or which are available for purchase within sixty days of October 31, 2005 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(9)
As of October 31, 2002, Mr. Sanpietro directly owned 3,179,200 shares of the Company’s common stock. In April 2004, as part of the settlement between the Company and Mr. Sanpietro related to litigation filed by the Company, Mr. Sanpietro returned the 3,179,200 shares of common stock to the Company. The last known mailing address for Mr. Sanpietro is 212 Stillhouse Road, Freehold, New Jersey 07728.

(10)
As of October 31, 2002, Mr. Sanpietro directly owned 554,800 shares of the Company’s common stock. In February 2004, as part of the settlement between the Company and Mr. Sanpietro related to litigation filed by the Company, Mr. Sanpietro returned the 554,800 shares of common stock to the Company. The last known mailing address for Mr. Sanpietro is 1911 Waters Edge Drive, Toms River, New Jersey 08753.

(11)
As of October 31, 2002, Mr. Simon directly owned 30,000 shares of the Company’s common stock and held vested stock options which were exercisable to purchase 10,480 shares. In November 2004, as part of the settlement between the Company and Mr. Simon related to litigation filed by the Company, Mr. Simon returned to the Company the 30,000 shares of common stock that he held directly. In addition, all options either vested or not vested that were issued by the Company to Mr. Simon were cancelled. The last known mailing address for Mr. Simon is 6 Woodruff Court, Englishtown, New Jersey 07726.

(12)
As of October 31, 2002, Mr. Russo directly owned 105,000 shares of the Company’s common stock and shared voting and investment power of 20,000 shares held by his wife. In May 2004, as part of the settlement between the Company and Mr. Russo related to litigation filed by the Company, Mr. Russo returned to the Company 105,000 shares of common stock that he held directly and the 20,000 shares held by his wife. Mr. Russo maintains a mailing address at 277 West Clay Avenue, Roselle Park, New Jersey 07204.

(13)	Mr. Vaccaro maintains a mailing address at 627 Second Avenue, Long Branch, New Jersey 07740.
(14)
Mr. Aaron shares voting and investment power of 37,000 shares held by ERBA Co., Inc., 20,000 shares held by the Aaron Family Limited Partnership and 6,500 held by the James and Barth Aaron Family Trust. Mr. Aaron disclaims beneficial ownership of these securities except to the extent of his ownership interest in ERBA Co., Inc. and the family trust. Includes 66,666 shares currently available for purchase under a warrant issued by the Company to Mr. Aaron on July 24, 2003. Mr. Aaron maintains a mailing address at Ansell Zaro Grimm & Aaron, P.C., 1500 Lawrence Avenue, CN 7807, Ocean, New Jersey 07712.

(15)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.
(16)	Includes 375,000 shares subject to a convertible debenture issued as of May 1, 2005.

Executive Compensation Plans

The following table provides information on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance under the Company’s 2002 Equity Incentive Plan and certain other compensation arrangements entered into or established for the officers and directors of the Company.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders(1)	270,000 (2)(3)	$.07	1,730,000
Equity Compensation Plans not approved by security holders	2,105,000 (4)(5)(6)(7)(8)	$.39	--
Total	2,375,000 (2)(3)(4)(5)(6) (7)(8)	$.36	1,730,000

(1)	Medi-Hut has no equity compensation plans other than the Company’s 2002 Equity Incentive Plan described herein which has been approved by the Company’s shareholders.
(2)
Includes shares available for purchase at a price of $.08 per share pursuant to stock options granted to employees of Medi-Hut on December 23, 2003 as follows: Allan J. Jones - 100,000 shares; Adele Ehlin - 75,000 shares; and Alan D. Jones - 10,000 shares.

(3)
Includes shares available for purchase at a price of $.08 per share pursuant to stock options granted to Adele Ehlin, an employee of Medi-Hut, on May 4, 2004, and shares available for purchase at a price of $.02 per share pursuant to stock options granted to employees of Medi-Hut on December 23, 2004 as follows: Allan J. Jones - 25,000 shares and Adele Ehlin - 60,000 shares.

(4)
Includes 90,000 shares available for purchase at a price of $4.50 per share under a warrant issued to Muhammed Malik, a former consultant to the Company, on August 1, 2002, and 90,000 shares available for purchase at a price of $2.45 per share under a warrant issued to Mr. Malik on August 1, 2002.

(5)
Includes 500,000 shares available for purchase at a price of $.04 per share under the warrant issued to Century Capital on May 14, 2004 and 125,000 shares available for purchase at a price of $.03 per share under the warrant issued to Century Capital on February 25, 2005.

(6)
Includes 400,000 shares available for purchase at a price of $.26 per share under warrants issued on July 24, 2003 (200,000 shares per warrant) to the current directors of the Company, John A. Moore and Richard E. Otto. Also includes 133,333 shares available for purchase at a price of $.26 per share under the warrant granted on July 24, 2003 to Salvatore J. Badalamenti, a former director of the Company, and 66,666 shares available for purchase at a price of $.26 per share under the warrant granted on July 24, 2003 to James G. Aaron, a former director of the Company.

(7)
Includes 333,400 shares available for purchase at a price of $.04 per share under warrants issued on May 14, 2004 to the current directors of the Company, John A. Moore (133,400 shares available for purchase) and Richard E. Otto (200,000 shares available for purchase). Also includes 66,600 shares available for purchase at a price of $.04 per share under the warrant granted on May 14, 2004 to Salvatore J. Badalamenti, a former director of the Company.

(8)
Includes 100,000 shares available for purchase at a price of $.03 per share under the warrant issued on February 25, 2005 to John A. Moore, a current director of the Company, and 200,000 shares available for purchase at a price of $.03 per share under the warrant issued on February 25, 2005 to Richard E. Otto, a current director of the Company.

2002 Equity Incentive Plan

General

On July 5, 2002, the shareholders approved the Company’s 2002 Equity Incentive Plan (the “Equity Incentive Plan”) effective as of January 1, 2002. The Equity Incentive Plan was placed into effect in order to promote the long-term success of the Company and to (1) encourage employees, independent directors and consultants of the Company to focus on critical long-range objectives, (2) encourage the attraction and retention of employees, independent directors and consultants with exceptional qualifications, and (3) link employees, independent directors and consultants directly to shareholders’ interests through increased stock ownership.

The Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”) (ISOs and NSOs are sometimes collectively referred to as “Options”) and stock appreciation rights (“SARs”). The aggregate number of shares of common stock which may be awarded under the Equity Incentive Plan is 2,000,000 shares.

Incentive Stock Options (ISOs)

Only employees of the Company or a parent or a subsidiary of the Company are eligible to receive grants of ISOs. Unless otherwise provided in a stock option agreement, the first $100,000 of optioned shares that are part of an option grant and can be exercised first in a given year shall be considered ISOs, and the remainder shall be considered NSOs. The exercise price of an ISO may not be less then 100% of the fair market value of a share of common stock on the date of grant. The term of an ISO shall in no event exceed ten years from the date of grant.

Non-Statutory Stock Options (NSOs)

Employees, independent directors and consultants of the Company are eligible to receive grants of NSOs. Option grants to any optionee in a single fiscal year of the Company cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). Each individual stock option agreement shall specify the exercise price for the awards as determined by the Board. Options may be awarded in combination with SARs.

Automatic Option Grants to Independent Directors

Upon the conclusion of each annual meeting of the Company’s shareholders commencing in 2002, each independent director who continues to serve on the Board after such annual meeting shall receive an NSO at the discretion of the Board. All NSOs granted to an independent director shall also become exercisable in full in the event of: (1) the termination of such independent director’s service because of death, total and permanent disability or retirement at or after age 65; or (2) a change in control with respect to the Company, with certain exceptions. The exercise price under all NSOs granted to an independent director shall be equal to 100% of the fair market value of a share of common stock on the date of grant. All NSOs granted to an independent director shall terminate on the earlier of (a) the 6th anniversary of the date of grant or (b) the date 12 months after the termination of such independent director’s service for any reason. The Board may permit an independent director to elect to receive his or her annual retainer payments, if any, and/or meeting fees from the Company in the form of cash, NSOs, or restricted shares or a combination thereof, as determined by the Board. As of January 31, 2005, no option grants have been made to any of the Company’s independent directors under the Equity Incentive Plan.

Stock Appreciation Rights

SARs granted to any optionee in a single fiscal year cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). Each SAR agreement shall specify the exercise price. SARs may be awarded in combination with Options, which may vary in accordance with a predetermined formula while the SARs are outstanding. A SAR may be included in an ISO only at the time of grant but may be included in an NSO at the time of grant or thereafter. Upon exercise of an SAR, the optionee shall receive from the Company (a) shares of common stock, (b) cash, or (c) a combination of common stock and cash, as the Board shall determine.

Restricted Shares

The holders of restricted shares shall have the same voting, dividend and other rights as the Company’s shareholders, subject to any special restrictions contained in the restricted share agreement.

The Equity Incentive Plan also contains customary protection against dilution. Options and SARs shall terminate immediately prior to the dissolution or liquidation of the Company. Unless the applicable agreement provides otherwise, in the event of any change in control, the vesting and exercisability of each outstanding award shall automatically accelerate so that each such award shall, immediately prior to the effective date of the change in control, become fully exercisable for all of the shares of common stock at the time subject to such award and may be exercised for any or all of those shares as fully-vested common stock, except under certain circumstances.

A copy of the Equity Incentive Plan was attached as “Exhibit B” to the Company’s definitive proxy statement filed with the SEC on June 10, 2002. To date, options to purchase 270,000 shares of the Company’s common stock have been granted under the Equity Incentive Plan to employees of the Company.

Warrants Issued to Century Capital

Warrant Dated February 1, 2003

On February 1, 2003, a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and was exercisable at $1.34 per share until February 1, 2013. The purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the then existing Underlying Purchase Price. 375,000 shares of common stock underlying the warrant vested immediately upon issuance with another 46,875 shares vesting on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005. The warrant contains limited registration rights and the shares of common stock issued upon the exercise of the warrant shall be restricted securities.

As a result of the application of the pricing adjustment, the Underlying Purchase Price adjusted to $.08 per share as of May 14, 2004, the date when Century Capital exercised its right to purchase 937,500 shares of the Company’s common stock underlying the warrant. The $75,000 due from Century Capital to the Company as a result of the purchase of the 937,500 shares was forgiven by the Company as part of Century Capital’s bonus for the period February 1, 2003 through January 31, 2004. The Underlying Purchase Price adjusted to $.02 per share as of November 1, 2004 when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $.02 per share. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. As of February 28, 2005, all 1,500,000 shares underlying the warrant had been purchased. On February 1, 2003, the date of issuance, the warrant had a fair value of approximately $1,294,525. As of April 30, 2004, after accounting for the reduction of the Underlying Purchase Price to $.08 per share, the fair value of the warrant decreased to approximately $101,710. As of October 31, 2004, after accounting for the further reduction of the Underlying Purchase Price to $.02 per share, the fair value of the unexercised warrant decreased to approximately $8,783.

Warrant Dated May 14, 2004

On May 14, 2004, the Company issued Century Capital ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant becoming available for purchase upon the achievement of specific milestones as follows: 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho litigation; 100,000 shares shall be available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares shall be available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg and Koenig accounting firms; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act; and 100,000 shares shall be available for purchase upon the acquisition by the Company of a product or line of business. In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrant, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. The warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of the warrant shall be restricted securities. The warrant had a fair value of approximately $44,211 at the date of issuance.

On November 1, 2004, Century Capital exercised its right to purchase 200,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on May 14, 2004 and the other 100,000 shares became available for purchase prior to November 1, 2004 as a result of the Company’s receipt of $500,000 of cumulative proceeds from the litigation against certain former officers, directors and others which occurred in 2004. The $8,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. As of October 31, 2005, 200,000 shares underlying the warrant had been purchased and 500,000 shares underlying the warrant remain unvested and are not yet available for purchase.

Warrant Dated February 25, 2005

On February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $.03 per share until February 25, 2015. The warrant vests as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 1, 2005; (b) an additional 20,833 of the shares underlying the warrant become available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant become available for purchase on January 31, 2006. The warrant has customary terms and provisions as set forth in a warrant certificate, dated as of February 1, 2005, including, without limitation, anti-dilution adjustments, registration rights, and acceleration of vesting upon a change in control of the Company. In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrant, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for common stock. The warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of the warrant shall be restricted securities. The warrant had a fair value of approximately $10,674 at the date of issuance.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to deferred monthly consulting fees. On both May 20, 2005 and August 25, 2005, Century Capital exercised a portion of the warrant and purchased 62,500 shares of the Company’s common stock (125,000 shares in total). The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. As of October 31, 2005, 375,000 shares underlying the warrant have been purchased, 41,666 shares underlying the warrant are available for purchase and 83,334 shares underlying the warrant remain unvested and are not yet available for purchase.

Warrants Issued to Directors

Warrants Dated July 24, 2003

On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008, subject to adjustment. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,666), on and after the first anniversary date (66,666) and on and after the second anniversary date (66,668). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrants, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. Each warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be restricted securities. As of October 31, 2005, an aggregate of 599,998 shares of the Company’s common stock are available for purchase under the warrants and an aggregate of 200,002 shares underlying the warrants have been cancelled. The warrants had a fair value of approximately $155,138 at the date of issuance.

Warrants Dated May 14, 2004

On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.04 per share until May 14, 2009. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,600) and on and after the first anniversary date (133,400). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrants, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. Each warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be restricted securities. As of October 31, 2005, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants have been purchased, an aggregate of 400,000 shares underlying the warrants are available for purchase and an aggregate of 133,400 shares underlying the warrants have been cancelled. The warrants had a fair value of approximately $32,137 at the date of issuance.

Warrants Dated February 25, 2005

On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.03 per share until February 25, 2010. The shares of common stock underlying each warrant vest equally on and after the date of issue (100,000) and on and after the first anniversary date (100,000). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrants, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. Each warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be restricted securities. As of October 31, 2005, an aggregate of 100,000 shares underlying the warrants have been purchased, an aggregate of 100,000 shares underlying the warrants are available for purchase and an aggregate of 200,000 shares underlying the warrants remain unvested and are not yet available for purchase. The warrants had a fair value of approximately $6,378 at the date of issuance.

Warrant Issued to Consultant

On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear, a consultant to the Company, for consulting services rendered by Dr. Sear to the Company. The warrant has a five year term and is exercisable at $.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005. On May 13, 2005, all 100,000 of the shares underlying the warrant were purchased. The warrants had a fair value of approximately $2,813 at the date of issuance.

Item 12.	Certain Relationships and Related Transactions

Mr. David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Mr. Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are principals of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Consulting Services Agreement.”

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004 and has a month to month term that requires sixty day written notice to terminate. The monthly rental is $2,500.

Joseph A. Sanpietro is the Company’s founder and former Chief Executive Officer and Chairman. On March 28, 2003, the Company entered into a consulting agreement with Mr. Sanpietro in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003.

Robert Russo, a former officer and director of the Company, is also the managing member of Koenig, Russo & Associates LLC. The Company paid Koenig, Russo & Associates LLC for the accounting services provided to the Company by Mr. Russo. For the fiscal year ended October 31, 2002, the Company paid approximately $3,257 to Koenig, Russo & Associates LLC for Mr. Russo’s services. As of October 31, 2002, the Company owed Koenig, Russo & Associates LLC $138 for Mr. Russo’s services incurred during fiscal 2002. This amount was paid in full by the Company during the fiscal year ended October 31, 2003. Neither Mr. Russo nor Koenig currently provide any accounting or other service to the Company.

James G. Aaron, a former member of the Company’s Board of Directors, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C., which served as Medi-Hut’s general counsel during the fiscal year ended October 31, 2002. The Company paid approximately $36,164 in legal fees for the fiscal year ended October 31, 2002 to Ansell Zaro Grimm & Aaron, P.C. As of October 31, 2002, the Company owed Ansell Zaro Grimm & Aaron, P.C. $7,107 for legal services incurred during fiscal 2002. This amount was paid in full by the Company during the year ended October 31, 2003. Neither Mr. Aaron nor his law firm currently provide any legal services to the Company.

Lawrence P. Marasco, the Company’s former Vice President of Sales and Marketing was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During fiscal year ended October 31, 2002, the Company purchased product and sold product to Larval. The actual amount of products purchased from Larval and sold to Larval cannot be definitively determined due to the limitation on financial reporting previously discussed. As of October 31, 2002, accounts receivable from Larval was $479,339 which was collected in full during the fiscal year ended October 31, 2003. The Company ceased all business with Larval during fiscal 2003.

Item 13.	Exhibits and Reports on Form 8-K

a)	Exhibits:

Reference is made to the Index of Exhibits beginning on page E-1 herein.

b)	Reports on Form 8-K:

During the three months ended October 31, 2002, the Company did not file any current reports on Form 8-K with the SEC.

Item 14.	Controls and Procedures

Pursuant to Rule 13a-15 of the Exchange Act, within ninety days prior to the filing date of this report, the Company was required to carry out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Inasmuch as the Company was subjected to corporate mismanagement in the form of accounting irregularities and securities fraud involving prior management during the fiscal year ended October 31, 2002 and 2001, current management does not believe that such an evaluation was conducted by prior management.

In addition, as a result of the misconduct by prior management, the Company’s current management was unable to report on the Company’s results of operations for the fiscal years ended October 31, 2002 and 2001 and has not been able to file quarterly reports on Form 10-QSB for fiscal 2003, 2004 and 2005 and the Company’s annual report on Form 10-KSB for the years ended October 31, 2003 and 2004 in a timely manner. Once those reports are filed, current management anticipates full compliance by the Company of the requirements of Rule 13a-15 for all reports filed thereafter.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDI-HUT CO., INC.

Date: November 22, 2005	By:	/s/ David R. LaVance

David R. LaVance Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of Directors, President and Chief Executive Officer	November 22, 2005
David R. LaVance

/s/ Thomas S. Gifford	Executive Vice President, Chief Financial Officer, Secretary and Director	November 22, 2005
Thomas S. Gifford

/s/ John A. Moore	Director	November 22, 2005
John A. Moore

/s/ Richard E. Otto	Director	November 22, 2005
Richard E. Otto

MEDI-HUT CO., INC.

Balance Sheet

Contents

October 31, 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medi-Hut Co., Inc.

We have audited the accompanying balance sheet of Medi-Hut Co., Inc. (the “Company”) as of October 31, 2002. This financial statement is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Medi-Hut Co., Inc. as of October 31, 2002 in conformity with U.S. generally accepted accounting principles.

/s/ Weiser LLP

New York, New York

October 17, 2005

MEDI-HUT CO., INC.
Balance Sheet

October 31,
2002
Assets
Current assets:
Cash and cash equivalents	$3,695,890
Accounts receivable, less reserve of $471,210	4,471,185
Related party account receivable	479,339
Inventories	278,724
Prepaid expenses	148,260
Total current assets	9,073,398

Other assets:
Note receivable - related party, less reserve of $304,318	–
Distribution rights	1,000,000
Income tax refund	287,388
Other	34,080
Total other assets	1,321,468

Total assets	$10,394,866

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,345,457
Accounts payable - related party	7,107
Accrued expenses	135,509
Reserve for class action lawsuit settlement	529,299
Total current liabilities	6,017,372

Commitments and contingencies

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 14,558,800 shares issued; 14,413,900 outstanding	14,559
Additional paid in capital	18,620,572
Treasury stock at cost, 144,900 shares	(363,717)
Stock subscription receivable	(300,000)
Deferred compensation	(26,180)
Accumulated deficit	(13,567,740)
Total stockholders' equity	4,377,494

Total liabilities and stockholders' equity	$10,394,866

The accompanying notes are an integral part of this financial statement.

MEDI-HUT CO., INC.
Notes to the Balance Sheet

1.	Organization and Description of Business

Medi-Hut Co., Inc. (“Medi-Hut” or the “Company”) is a Nevada corporation headquartered in Spring Lake, New Jersey. The Company was incorporated in the State of New Jersey in November 1982. On January 28, 1998, the Company entered into an Agreement and Plan of Reorganization with Indwest, Inc., a Utah corporation, whereby the Company changed its domicile to the State of Utah and became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 2, 1998, the Company completed a second change of domicile transaction and became a Delaware corporation, and, on October 31, 2001, completed a third and final change of domicile transaction and became a Nevada corporation.

During the fiscal year ended October 31, 2002, the Company’s business included the distribution of over-the-counter medical devices and disposable clinical supplies, such as condoms and alcohol preparation pads; generic and name brand pharmaceuticals; and a hormone replacement therapy drug named Syntest which was manufactured and supplied to the Company by a third party manufacturer pursuant to an exclusive distribution agreement. These products were generally sold by the Company to wholesalers, distributors, drug store chains and occasionally directly to physicians and other healthcare providers. The Company did not manufacture any of the products that it sold but rather purchased products from wholesalers or distributors or directly from the manufacturer. During the fiscal year ended October 31, 2002, the Company also continued to develop and commenced manufacturing of the Elite Safety Syringe and continued the development of the Solo-Safe Safety™ Syringe.

In March 2003, the Company exited from the business of selling branded and generic pharmaceuticals due to the low profit margins attributed to such sales. In addition, in March 2003, the Company ceased selling Syntest due to a dispute with the manufacturer and the Company’s contract sales representative for the product which resulted in the commencement of litigation by the Company against such parties as well as other related litigation involving the Company. See Notes 8 and 16.

During 2003, the Company continued to develop the manufacturing and distribution capabilities of the Elite Safety Syringe (3cc version) but was not able to commence commercial sales of the product due to certain manufacturing problems and the inability of the Company to secure appropriate distribution for the product. The Company terminated further development of the Solo-Safe™ Safety Syringe in May 2003 due to the Company’s limited financial resources.

In December 2004, the Company terminated further development and marketing of the Elite Safety Syringe due to the cost associated with correcting certain product design issues, costs associated with establishing sufficient manufacturing capabilities to support a market launch and the lack of a sufficient market for safety syringes to support the product launch. In addition, in October 2004, the Company stopped selling its condoms and other disposable medical supplies due to decreasing profit margins and the shrinkage of the customer base. Since the second quarter of 2003, the Company has not had any significant recurring revenue from the sale of products.

2.	Basis of Presentation

The Company does not have any recurring revenue from the sale of products and is in the process of identifying a product or company to acquire in order to develop a new business. In May 2004, as part of management’s efforts to reduce expenditures, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762. In connection with the relocation of its principal offices, the Company and Monmouth/Atlantic Realty Associates, L.L.C., the landlord of the Company’s former office space in Wall Township, New Jersey, reached an agreement to terminate the remaining term of the existing lease (44 months resulting in a lease obligation of approximately $454,000 plus an additional $154,000 for common area charges) for a one-time payment by the Company of $100,000 plus the forfeiture of the $33,338 security deposit.

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000 and will be used for operating expenses. On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). On October 17, 2005, the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”) entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The proceeds from the sale of the Debentures, the sale the Company’s common stock and the settlement with Breckenridge will be used to fund the Company’s pending litigation matters and for other business development and operational purposes.

Since the second quarter of 2003, the Company has not had any significant recurring revenue from the sale of products. Management believes it has adequate cash resources to satisfy current obligations as they come due through November 2006. The Company projects expending approximately $105,000 of its cash per month to continue operations and maintain the various lawsuits it has instituted. The Company anticipates that its future monthly expenses will include lease costs of approximately $3,000, accounting fees of approximately $3,500, payment of a portion (approximately $35,000) of the $50,000 monthly fee payable to Century Capital pursuant to the Consulting Services Agreement between the Company and Century Capital, insurance costs of $8,000, legal expenses of approximately $30,000 and general administrative expenses of approximately $25,500.

Management believes the funds received in connection with the issuance of the Debentures and sale of common stock and the proceeds received from the purchase and settlement agreement with Breckenridge, together with funds currently available to the Company, will be sufficient to support planned operations through October 31, 2006.

Management believes that the Company will require additional capital to be able to obtain other medical devices and products and otherwise implement its strategy for business development and increased revenues discussed elsewhere herein. Although a favorable outcome or settlement of one or more of the Company’s current lawsuits could increase the capital position of the Company, no assurance can be given that any such action will result in a favorable outcome or settlement to the Company or that if any such action is favorably decided or settled, such decision or settlement will occur in the near future.

3.	Limitation on Financial Reporting

The balance sheet as of October 31, 2002 was prepared by the Company’s current management team. On March 21, 2003, the Company terminated the employment of its four senior officers as follows: Joseph A. Sanpietro, President and Chief Executive Officer; Vincent J. Sanpietro, Chief Operating Officer; Laurence M. Simon, Chief Financial Officer; and Lawrence P. Marasco, Vice President of Sales (collectively, the “Former Officers”) due to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001. At the time of their termination, each of the former officers was the subject of an investigation by the United States Department of Justice (“USDJ”) and the Securities and Exchange Commission (“SEC”). As a result of the investigation by the USDJ, on August 19, 2003, each of the Former Officers pled guilty to conspiring to inflate the revenue and earnings of the Company and/or obstruction of justice. In addition, on August 19, 2003, each of the Former Officers agreed to a consent decree with the SEC.

In March 2003, the current management team commenced an extensive review of the Company’s financial statements for the fiscal years ended October 31, 2002 and October 31, 2001. In 2005, the current management team of the Company concluded that insufficient documentation existed to adequately verify the financial information for the fiscal year ended October 31, 2001 and certain statement of operations and cash flow activities for the fiscal year ended October 31, 2002. Accordingly, the Company is only presenting a balance sheet as of October 31, 2002 and the related footnotes. Since a complete set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

4.	Legal Proceedings

Due to certain events that occurred prior to October 31, 2002 and the actions of the Former Officers, the Company, the Former Officers and/or certain former directors became involved in several separate legal proceedings.

SEC Investigation

On February 21, 2002, the SEC commenced an investigation and review of Medi-Hut’s filings with the SEC and its financial disclosures in general, as well as the sufficiency of the Company’s system of internal accounting controls. See Note 16.

Class Action Lawsuits

Beginning in February 2002, the Company and certain of its former officers and directors were named in an aggregate of eleven class action lawsuits filed in the United States District Court for the District of New Jersey. The lawsuits alleged that, among other contentions, the Company and certain of its former officers and directors failed to disclose a related party transaction between the Company and the Company’s former Vice President of Sales, in its periodic reports filed with the SEC. See Note 16.

5.	Summary of Significant Accounting Policies

The Company’s significant accounting policies related to the accompanying balance sheet are as follows.

Use of Estimates

The preparation of the balance sheet in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Significant estimates relied upon in preparing the balance sheet include allowances for accounts receivable and for non-saleable inventory, expected future cash flows used to evaluate the recoverability of long-lived assets and investments, any contingent liabilities, and utilization of the Company’s net deferred tax assets and related valuation allowance.

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company based its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with high quality, U.S. financial institutions.

Concentration of Credit Risk

The Company has no significant off balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents, trade account receivables and notes receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally insured limits. The Company invests its cash in high-quality money market instruments and has not experienced any losses in such accounts and accordingly believes it is not exposed to significant credit risk on cash and cash equivalents.

The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. The Company generally has not experienced any material losses related to trade receivables from individual customers. As of October 31, 2002, 824 Drug Inc, McKesson Corporation and Eckerd Corporation accounted for approximately 35%, 28% and 9% of accounts receivable, respectively. Subsequent to October 31, 2002, all accounts receivable, less reserves, have been collected in full.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable and accrued expenses. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company has reserved for 100% of the outstanding balance of the note receivable due from Medi-Hut International (Mfg.) Co., Ltd. (“MHI”), a related party, due to the Company’s potential inability to collect on the note resulting from the financial condition of MHI. See Note 7.

Accounts Receivable and Revenue Recognition

The Company records trade receivables when revenue is recognized (see Revenue Recognition). Trade receivables are periodically evaluated for collectibility based upon past credit history with customers and their current financial condition. Those accounts that are doubtful of collection are included in the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within sales terms.

The Company also records a provision for estimated sales returns and allowances on product sales in the same period as the related revenues are recorded. These estimates are based on the specific facts and circumstances of particular orders, analysis of credit memo data and other known factors. If the data the Company uses to calculate these estimates does not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination is made.

The accounts receivable reserves amounted to $0 for doubtful accounts at October 31, 2002. The reserve for sales returns and allowances on product sales was $471,000 at October 31, 2002.

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of October 31, 2002, inventory consisted solely of finished goods.

Concentration of Suppliers

As of October 31, 2002, the Company had accounts payable to two suppliers, Kinray Inc. and Syntho Pharmaceuticals Inc. (“Syntho”), of $2,309,905 (43% of total accounts payable) and $2,475,135 (46% of total accounts payable), respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from 3-7 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally 5 years. Expenditures for repairs and maintenance are expensed as incurred. Gross assets as of October 31, 2002 amounted to approximately $74,000 and accumulated depreciation amounted to approximately $40,000. The net book value of $34,000 is included in other assets.

Intangible Assets and Other Long-Lived Assets

The Company assesses the impairment of its intangible assets that have a defined life and other long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). Pursuant to SFAS 144, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In the event that assets are found to be carried at amounts which are in excess of estimated future cash flows, the assets will be adjusted for impairment to a level commensurate with the discounted cash flow analysis of the underlying assets. The Company determined that the Solo-Safe Safety Syringe was impaired as of October 31, 2002 and, as a result, wrote the carrying value of the asset down to zero. See Note 9.

Income Taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

Foreign Currency Translation and Comprehensive Income (Loss)

The financial statements of the Company’s joint venture company, MHI, are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” The reporting currency for the Company is the U.S. dollar (dollar). The functional currency of MHI is the South Korean Won. Accordingly, the assets and liabilities of the Company’s investment are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts generally are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity.

Stock-Based Compensation

As permitted under the FASB Statement of Financial Accounting Standard No. 123R “Share-Based Payment” (SFAS 123R) which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” (APB 25), the Company applies the intrinsic value method prescribed in APB 25 to measure compensation expense for stock-based awards to employees and thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options on the date of grant. Any such deferred stock-based compensation is amortized over the vesting period of the individual options.

The Company accounts for options granted to non-employees under SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18), and may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to expand upon and strengthen accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) was issued. This statement requires redeemable preferred stock to be classified, in certain circumstances, as a liability upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 provides that mandatory redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. The Company has not issued mandatory redeemable preferred stock. The Company does not believe that the provisions of SFAS 150 will have a material impact on the Company’s results of operations or financial position.

In October 2004, the FASB concluded that the proposed Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Small business issuers, such as Medi-Hut, would not have to adopt Statement 123R until December 15, 2005.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs,” (SFAS 151) which amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (SFAS 153). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company’s consolidated results of operations or financial condition.

The FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections,” replacing APB Opinion No. 20, Accounting Changes. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company presently does not believe there will be any impact from the adoption of this new statement on its financial statements.

6.	Investment in Joint Venture

On November 16, 2000, the Company entered into a joint venture agreement (the “JVA”) with COA International Ind., Inc. (“COA”), a corporation organized and existing under the laws of the Republic of Korea (“Korea”), to establish MHI. MHI, a corporation organized and existing under the laws of the Korea, was created by the parties in order to construct a manufacturing facility in Korea capable of manufacturing the Company’s Elite Safety Syringe and other standard syringes. The Company contributed $1,000,000 for a 44% stock ownership interest in MHI and COA contributed $400,000 for a 56% stock ownership in MHI. Subsequent to the execution of the JVA, COA’s 56% stock ownership was transferred into the names of certain citizens of Korea, one of which is the Chief Executive Officer of MHI who currently owns 46% of MHI. The Company accounts for this investment under the equity method of accounting. The Company evaluates its equity method investment for loss in value on an annual basis. The carrying value of the equity investee would be reduced if impairment in value is deemed to be other than temporary. Based upon management’s evaluation of certain criteria, the Company has concluded that the investment in this joint venture has been impaired and has written down the value of the investment to $0 as of October 31, 2002.

7.	Note Receivable

In June 2002, the Company provided MHI with $300,000 in working capital to fund the MHI operations. Effective June 7, 2002, the Company and MHI entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which MHI agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005 and $100,000 on December 31, 2006. Interest accrues at a rate of 4% per annum through December 31, 2004; 5% per annum for the period January 1, 2005 through December 31, 2005 and 6% per annum after January 1, 2006. As of October 31, 2002, the Company had reserved for the entire balance of principal ($300,000) and interest ($4,318) due to the financial condition of MHI.

8.	Distribution Rights

On November 20, 2001, as amended on February 7, 2002 and April 3, 2002, the Company entered into an exclusive license agreement with Syntho. Pursuant to the agreement, the Company acquired the exclusive distribution rights to Syntest, a hormone replacement therapy drug manufactured by Syntho. The Company paid Syntho $2,500,000 and agreed to purchase the Syntest product at a price per unit as agreed upon by the parties. The term of the agreement was for a period of five years commencing with the first commercial sale of the Syntest product, which occurred on October 14, 2002.

In March 2003, regular sales of Syntest ceased when Syntho refused, beginning in January 2003, to sell any additional product to the Company resulting in the commencement of litigation by the Company against Syntho and other parties on May 12, 2003. The Company’s initial investment of $2,500,000 was to be amortized over the five year life of the exclusive distribution agreement, commencing on October 14, 2002 which was the date of the first commercial sale of the product. On October 17, 2005, the Company sold its distribution and other rights and business with respect to Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The difference between the original purchase price of $2,500,000 and the amount received through the sale of the distribution rights to Breckenridge has been written off as of the fiscal year ended October 31, 2002. See Note 16.

9.	Product Acquisition

On February 25, 2002, the Company acquired certain intellectual property related to the Solo-Safe™ Safety Syringe from Spectrum Biotech, Inc. (“Spectrum”). In consideration for the issued patents, patents pending and the U.S. Food and Drug Administration (“FDA”) 510(k) approval related to the Solo-Safe™ Safety Syringe, the Company issued 700,000 shares of restricted common stock to the shareholders of Spectrum based on a price per share of $5.00 for a total purchase price of $3,500,000. The Company recorded the purchase as an intangible asset as follows: $3,450,000 related to the cost of the Solo-Safe™ Safety Syringe issued United States Patents and $50,000 related to the cost of the Solo-Safe™ Safety Syringe FDA 510(k) premarket notification.

Based on the Company’s financial performance in fiscal 2002, the Company undertook an analysis of the likelihood of recovering the carrying amount of the Solo-Safe intangible assets in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company engaged a third party asset valuation firm to conduct the analysis. The impairment analysis indicated, based on the Company’s estimated future undiscounted cash flows, the Company would not be able to recover any of the carrying amount of intangible assets related to the Solo-Safe™ Safety Syringe technology acquired by the Company on February 26, 2002 for $3,500,000. As a result, as of October 31, 2002, the Company recognized an impairment loss of $3,500,000 against its previously recorded intangible assets.

10.	Investment in Private Company

In August 2002, the Company completed a $195,000 investment in a development stage medical technology company, A.L. Tech Biomedical, Inc. (“AL Tech)”). In exchange for its investment, the Company received a 6.7% interest in AL Tech in the form of common shares. Due to a number of factors, including the early development stage of AL Tech’s technology and the insolvent financial state of AL Tech, the Company recognized an impairment loss of $195,000 investment as of October 31, 2002.

11.	Income Taxes

In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. At October 31, 2002, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

The tax effect of significant items comprising the Company’s net deferred tax assets are as follows:

October 31,
2002

Net operating loss	$560,057
Write-down of impaired assets	2,106,569
Reserve on note receiveable-related party	121,545
Reserve on accounts receiveable-related party	303,063
Accrual for class action lawsuit settlement	211,402
Accrual for sales discounts	188,201
Other reserves	18,038
Depreciation and amortization	19,759
Consulting expense	176,135
Other	14,934
3,719,703
Valuation allowance	3,719,703
Net deferred tax assets	$–

As of October 31, 2002, the Company had federal and state operating losses of approximately $2,383,219 and $2,369,152, respectively, which will expire as follows:

Federal		State
Year expiring	Amount	Year expiring	Amount

2021	$980,973	2008	$966,906
2022	1,402,246	2009	1,402,246
	$2,383,219		$2,369,152

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change.

12.	Related Party Transactions

Robert Russo, director of the Company during the fiscal year ended October 31, 2002, provided accounting services to the Company through his accounting firm, Koenig, Russo & Associates LLC (“Koenig”). Mr. Russo is the managing member of Koenig. As of October 31, 2002, the Company owed Koenig $138 for Mr. Russo’s services rendered during fiscal 2002. This amount was paid in full by the Company during its fiscal year ended October 31, 2003.

James G. Aaron, a member of the Company’s Board of Directors during the fiscal year ended October 31, 2002, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C., which served as Medi-Hut’s general counsel during the fiscal year ended October 31, 2002. As of October 31, 2002, the Company owed Ansell Zaro Grimm & Aaron, P.C. $7,107 for legal services rendered during fiscal 2002. This amount was paid in full by the Company during its fiscal year ended October 31, 2003.

Lawrence P. Marasco, the Company’s Vice President of Sales and Marketing during the fiscal year ended October 31, 2002, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During fiscal year ended October 31, 2002, the Company purchased product and sold product to Larval. The actual amount of products purchased from Larval and sold to Larval cannot be definitively determined due to the limitation on financial reporting discussed above in Note 3. As of October 31, 2002, accounts receivable from Larval was $479,339 which was collected in full during fiscal year ended October 31, 2003. The Company ceased all business with Larval during the year ended October 31, 2003.

13.	Stockholders’ Equity

Stock Option Plan

On July 5, 2002, the shareholders approved the Company’s 2002 Equity Incentive Plan (the “Equity Incentive Plan”), effective as of January 1, 2002. The Equity Incentive Plan was placed into effect in order to promote the long-term success of the Company and to (1) encourage employees, independent directors and consultants of the Company to focus on critical long-term objectives, (2) encourage the attraction and retention of employees, independent directors and consultants with exceptional qualifications, and (3) link employees, independent directors and consultants directly to shareholders’ interests through increased stock ownership.

The Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”) (ISOs and NSOs are sometimes collectively referred to as “Options”) and stock appreciation rights (“SARs”). The aggregate number of shares of common stock which may be awarded under the Equity Incentive Plan is two million (2,000,000).

Incentive Stock Options (ISOs)

Only employees of the Company are eligible to receive grants of ISOs. Unless otherwise provided in a stock option agreement, the first $100,000 of optioned shares that are part of an option grant and can be exercised first in a given year shall be considered ISOs, and the remainder shall be considered NSOs. The exercise price of an ISO may not be less then 100% of the fair market value of a share of common stock on the date of grant. The term of an ISO shall in no event exceed ten years from the date of grant.

Non-Statutory Stock Options (NSOs)

Employees, independent directors and consultants of the Company are eligible to receive grants of NSOs. Option grants to any optionee in a single fiscal year of the Company cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). Each individual stock option agreement shall specify the exercise price for the awards as determined by the Board. Options may be awarded in combination with SARs.

Automatic Option Grants to Independent Directors

Upon the conclusion of each annual meeting of the Company’s shareholders commencing in 2002, each independent director who continues to serve on the Board after such annual meeting shall receive an NSO at the discretion of the Board. All NSOs granted to an independent director shall also become exercisable in full in the event of: (a) the termination of such independent director’s service because of death, total and permanent disability or retirement at or after age 65; or (b) a change in control with respect to the Company, with certain exceptions. The exercise price under all NSOs granted to an independent director shall be equal to 100% of the fair market value of a share of common stock on the date of grant. All NSOs granted to an independent director shall terminate on the earlier of (1) the 6th anniversary of the date of grant or (2) the date 12 months after the termination of such independent director’s service for any reason. The Board may permit an independent director to elect to receive his or her annual retainer payments, if any, and/or meeting fees from the Company in the form of cash, NSOs, or restricted shares or a combination thereof, as determined by the Board.

Stock Appreciation Rights

SARs granted to any optionee in a single fiscal year cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). Each SAR agreement shall specify the exercise price. SARs may be awarded in combination with Options, which may vary in accordance with a predetermined formula while the SARs are outstanding. A SAR may be included in an ISO only at the time of grant but may be included in an NSO at the time of grant or thereafter. Upon exercise of a SAR, the optionee shall receive from the Company (a) shares of common stock, (b) cash, or (c) a combination of common stock and cash, as the Board shall determine.

Restricted Shares

The holders of restricted shares shall have the same voting, dividend and other rights as the Company’s shareholders, subject to any special restrictions contained in the restricted share agreement.

The Equity Incentive Plan also contains customary protection against dilution. Options and SARs shall terminate immediately prior to the dissolution or liquidation of the Company. Unless the applicable agreement provides otherwise, in the event of any change in control, the vesting and exercisability of each outstanding award shall automatically accelerate so that each such award shall, immediately prior to the effective date of the change in control, become fully exercisable for all of the shares of common stock at the time subject to such award and may be exercised for any or all of those shares as fully-vested common stock, except under certain circumstances.

As of October 31, 2002, the Company had available to issue 2,000,000 options under the Equity Incentive Plan.

Prior to the adoption of the Equity Incentive Plan, the Company granted stock options to Laurence M. Simon, the Company’s former Chief Financial Officer, to purchase an aggregate of 20,000 shares of common stock at $6.75 per share. Options for 3,680 shares vested on December 31, 2001 and the remainder vested at a rate of 680 common shares each month through December 31, 2003. Of these options, 6,800 shares that were not vested terminated upon the Company’s termination of Mr. Simon’s employment on March 21, 2003.

The following table summarizes information about vested stock options outstanding.

October 31, 2002

Vested stock options	10,480

Weighted average exercise price	$6.75

The following table summarizes information about stock options outstanding at October 31, 2002. These options were subsequently terminated by the Company (see Note 16).

Exercise Price	Options Outstanding	Options Vested	Weighted Average Remaining Contractual Life (Years)

$6.75	20,000	10,480	1.2

Warrants to Purchase Common Stock

On October 5, 2001, the Company entered into an agreement to sell 600,000 units to Empire Fund Managers, LLC (“Empire”) in accordance with the provisions of Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price of each unit was $5.30. Each unit was comprised of one share of the Company's common stock and one warrant to purchase a share of common stock at a purchase price of $6.75. The warrants were exercisable beginning on the closing date of the transaction and extended over a two year period ending October 5, 2003. Upon the closing of the transaction, the Company recorded a stock subscription receivable, reflected as a contra-equity account on the balance sheet, for $3,000,000 ($3,180,000 less a 6% commission). During fiscal year ended October 31, 2002, the Company received payment for 400,000 units or $2,000,000. On June 17, 2002, the Company cancelled the remaining 200,000 units issued due to Empire’s failure to make payment on the remaining $1,000,000 of receivable. The 200,000 shares within the cancelled units were retired by the Company on October 29, 2002. As of October 31, 2002, 400,000 warrants with an exercise price of $6.75 were outstanding.

On August 1, 2002, the Company engaged Muhammed Malik, a consultant, to provide assistance in adding products to the Company’s distribution pipeline. The term of the agreement was for thirty-six months commencing on August 1, 2002 and ending on July 31, 2005, unless terminated sooner by either of the parties. As compensation for these future services, on August 1, 2002, the Company issued to Mr. Malik a warrant to purchase 90,000 shares of common stock of the Company, exercisable at $4.50 per share and a warrant to purchase 90,000 shares of common stock of the Company, exercisable at $2.45 per share. Each warrant was fully vested on the date of issuance and each is exercisable until October 31, 2006, unless the above noted consulting agreement is terminated. In the event of a termination of the consulting agreement, each of the warrants expire within twenty (20) days of the termination of the consulting agreement. The fair value of each warrant issued was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions; dividend yield of 0%, risk-free interest of 3.03%; volatility of 75.97%; and an expected life of 4.25 years for the warrants. The warrants had a fair value of approximately $215,122. Such amount was expensed as of October 31, 2002.

As of October 31, 2002, none of the warrants had been exercised and warrants to purchase 580,000 shares of the Company’s common stock were outstanding at a weighted average exercise price of $5.73 per share.

Treasury Stock

On June 6, 2002, the Company’s Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in the open market. As of October 31, 2002, the Company had purchased 144,900 shares for total consideration of $363,717.

Notes Receivable on Exercised Warrants

On October 1, 2000, as amended on February 5, 2001, the Company entered in an agreement with Columbia Financial Group (“Columbia”), a public relations firm. As part of the compensation to Columbia, the Company issued a warrant to purchase 600,000 shares of common stock of the Company at an exercise price of $2.50 per share. The fair value of the warrant issued was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.8%; volatility of 33.3% and an expected life of 6 months. The warrant had a fair value of approximately $2,512,942 on the date of grant.

On May 1, 2001, the warrant was fully exercised and 600,000 shares of the Company’s common stock were issued to Columbia in exchange for a $1,500,000 promissory note bearing interest at 8% per annum due May 1, 2002, subject to certain acceleration provisions. The Company recorded the note as a contra-equity account. On March 5, 2002, pursuant to the terms of the promissory note, the Company demanded payment in full by March 15, 2002. Columbia failed to make payment on the note by March 15, 2002 and on March 26, 2002, the Company filed a civil complaint against Columbia in the United States District Court for the District of New Jersey. On May 31, 2002, the Company and Columbia entered into a settlement agreement whereby, among other provisions, a principal amount of $1,620,000 bearing interest at 3% per annum would be paid by Columbia to the Company pursuant to a payment schedule commencing May 31, 2002 and ending November 1, 2004. Columbia paid two scheduled payments totaling $50,000 and then defaulted on the remaining payments in July 2002. In October 2002, the Company was informed that Columbia filed for bankruptcy. As a result, the Company determined that it was unlikely that the promissory note issued by Columbia would be paid. Accordingly, the Company wrote-off the receivable as of October 31, 2002.

14.	Credit Facilities

On February 26, 2002, the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank. Pursuant to the Loan Agreement, the Company secured a $750,000 note (the “Note”) under which the Company was permitted to draw-down money until February 1, 2003. Interest on the outstanding balance of the Note was charged at prime. In addition, the Company secured a $2,000,000 line of credit (“Line of Credit”) at a rate of prime plus .75% for a term of one year ending February 1, 2003. Pursuant to the terms of the Security Agreement entered into between the Company and PNC, both the Note and the Line of Credit were secured by all of the personal property of the Company including cash, accounts receivable, inventory, equipment and general intangibles. From the inception of the Loan Agreement through October 31, 2002, there were no borrowings under this credit facility and the outstanding balance on both the Note and the Line of Credit was $0. See Note 16.

15.	Commitments

Operating Leases

In July 2002, the Company leased an office facility under a non-cancelable operating lease that commenced on November 24, 2002 and was due to expire on November 24, 2007, with an option to renew for an additional five year term. The Company moved its corporate headquarters to this facility located in Wall Township, New Jersey in December 2003. On May 6, 2004, the Company reached an agreement with the owner of the office facility to terminate the lease (see Note 16). Annual future minimum lease obligations for the office facility as well as other property and equipment leased by the Company, as of October 31, 2002, are as follows:

Fiscal Year Ended October 31,
2003	$115,123
2004	184,058
2005 and thereafter	–
Total Minimum Lease Payments	$299,181

Other Commitments

On November 1, 2001, the Company entered into an employment agreement with its former Chief Financial Officer, Laurence M. Simon. The term of the employment agreement was two years and two months. The employment agreement provided that Mr. Simon would receive an annual salary of $100,000. In addition, Medi-Hut granted stock options to purchase an aggregate of 20,000 shares of common stock at $6.75 per share. Options for 3,680 shares vested on December 31, 2001 and the remainder vested at a rate of 680 common shares each month through December 31, 2003. Of these options, 6,800 terminated upon the Company’s termination of Mr. Simon’s employment on March 21, 2003. The Company’s common stock had a fair value of $9.50 on the date the options were issued. Accordingly, pursuant to APB 25, the options had an intrinsic value of $55,000, which represents the difference between the fair market value of the Company’s stock on the date the options were issued and the exercise price of the options. The Company recorded the intrinsic value of the options as deferred compensation and amortized the deferred compensation pro rata in accordance with the vesting schedule of the options until Mr. Simon’s termination on March 21, 2003.

On December 14, 2001, the Company entered into an agreement with Bond-Brown Sales Design, LLC (“Bond-Brown”) to assist the Company in the identification and establishment of relationships with distributors for the Elite Safety Syringe. The agreement required the Company to pay Bond-Brown a minimum fee of $10,600 per month for a minimum of six months commencing on January 21, 2002. Thereafter, the agreement continued on a month-to-month basis and was terminated by the Company in August 2003. As of October 31, 2002, there were no amounts owed by the Company pursuant to this agreement.

On July 1, 2002, the Company entered into a license agreement with Cuppy Medical Products, Inc. (“Cuppy”), which had a five year term. Pursuant to this license agreement, Cuppy granted Medi-Hut the exclusive, non-transferable license to manufacture, use, sell and distribute a patented safety engineered intravenous catheter system (the “Cuppy Catheter”) within the United States, United States Possessions, Canada and Mexico. The Company agreed to pay Cuppy an annual royalty of 6% of net sales of the Cuppy Catheter for a period of five years commencing July 1, 2002. In addition, upon execution of the license agreement, the Company paid $125,000 as an advance against future royalty payments, of which $85,000 was non-refundable and $40,000 was refundable in the event the Cuppy Catheter did not receive 510(k) approval by the FDA. Further, the Company agreed to make annual non-refundable payments as advances against future royalties as follows: $25,000 on July 1, 2003, $40,000 on July 1, 2004, $65,000 on July 1, 2005 and $85,000 on July 1, 2006. The license agreement also provided that, upon the notification of receipt of 510(k) approval by the FDA, the Company would grant and issue to Cuppy restricted shares of the Company’s common stock with a total fair market value of $125,000 and afford the holder of the restricted shares with certain registration rights. On November 7, 2003, Cuppy terminated the license agreement with the Company due to the Company’s failure to make the $25,000 license payment that was due on July 1, 2003. The Company does not believe it has any further payment or other obligations under the terminated license agreement nor does it believe it will receive any refunds thereunder. As of October 31, 2002, the Company has not accrued for any further payments due under this license agreement.

On March 25, 2002, the Company and Making Distribution Intelligent, LLC (“MDI”) entered into a logistics services agreement pursuant to which MDI was engaged to warehouse the Company’s hormone replacement therapy drug, Syntest, ship the product pursuant to the Company’s instructions, bill the Company’s customers and provide customer service. The agreement, which commenced on March 25, 2002 and was amended on June 17, 2002, required the Company to pay MDI a one-time fee of $15,000, a base monthly fee of $12,250 and a series of variable fees based on a per unit/case/pallet basis for receiving product, storing product, shipping product, invoicing customers and accepting returns. On August 29, 2003, the Company and MDI entered into a termination and mutual release agreement in which the parties agreed to terminate the remaining term of the March 25, 2002 logistics services agreement (21 months resulting in an obligation of $257,250) for a one-time payment of $50,000. The parties also agreed to a mutual release of all potential claims against each other. As of October 31, 2002, $29,376 was accrued by the Company related to this agreement.

On April 1, 2002, the Company and Schrader Associates entered into a three year brokerage agreement in which Schrader Associates agreed to market and sell the Syntest products to certain drug wholesalers, drug store chains and managed care companies on an exclusive basis, in exchange for a commission that ranged from $3.50 to $4.00 per bottle sold by Schrader Associates. There were no fixed monthly fees associated with this agreement. All amounts due under this agreement related to fiscal 2002 were paid as of October 31, 2002.

16.	Subsequent Events

Government Proceedings and Investigations

FBI Investigation. On November 22, 2002, the Federal Bureau of Investigation (“FBI”) executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. As of October 17, 2005, no indictments or charges have been issued against the Company.

NASDAQ Delisting. On March 21, 2003, trading of Medi-Hut’s shares of common stock on the NASDAQ SmallCap Market was halted. The Company’s common stock was later delisted from the NASDAQ SmallCap Market on March 28, 2003 for, among other things, failure by the Company to file with the SEC its annual report on Form 10-KSB for the fiscal year ended October 31, 2002.

SEC Investigation. On August 19, 2003, the SEC’s investigation into the Company resulted in the commencement of an action against Medi-Hut and the Company’s former President and Chief Executive Officer, Joseph A. Sanpietro, former Chief Financial Officer, Laurence M. Simon, and former Vice President of Sales, Lawrence P. Marasco. Without admitting or denying the allegations of the complaint, the Company consented to a final judgment against it and is permanently restrained from making any untrue or misleading disclosures, whether such disclosures are in a report filed with the SEC or are contained in a press release or other general public disclosure, and must make and keep accurate books, records and accounts and maintain a system of internal accounting control sufficient to ensure for fair and accurate financial disclosure.

Guilty Pleas of Former Officers and Directors. On August 19, 2003, the USDJ investigation resulted in the guilty pleas of Joseph A. Sanpietro, Laurence M. Simon and Lawrence P. Marasco to conspiracy to inflate the revenue and earnings of the Company and lying to investigators. In addition, Vincent J. Sanpietro pled guilty to obstruction of justice. The Company no longer has any business relationships with these former officers and directors.

Consulting Agreements with Century Capital

Original Agreement Dated February 1, 2003. The Company entered into a Consulting Services Agreement with Century Capital Associates LLC (“Century Capital”), effective as of February 1, 2003, in order to engage Century Capital to provide (1) general corporate and business advisory services, (2) strategic business advisory services, and (3) financial advisory services to the Company. The Consulting Services Agreement was approved by the Company’s Board of Directors. The initial term of the Consulting Services Agreement was two years, which ended on January 31, 2005. All fees related to the Consulting Services Agreement were expensed by the Company during the period of the agreement.

David R. LaVance and Thomas S. Gifford are members of Century Capital. On March 21, 2003, pursuant to the Consulting Services Agreement, the Board appointed Mr. LaVance as Chief Executive Officer of the Company, and Mr. Gifford as Executive Vice President and Chief Financial Officer of the Company. Mr. LaVance and Mr. Gifford were also appointed as directors of the Company to fill vacancies on the Board as of the same date. Mr. LaVance assumed the position of Chairman of the Board when he was appointed as a director.

During the initial term of the Consulting Services Agreement, Century Capital received a monthly consulting fee in the amount of $75,000 and was reimbursed for all reasonable and customary business expenses. The Company also issued Century Capital a ten year warrant to purchase 1,500,000 shares of the Company’s common stock (see Note 16 - Warrants to Purchase Common Stock) with a fair value of $1,294,525 at the date of issuance. In addition, for each one year period commencing on February 1 and ending on January 31 during the term of the Consulting Services Agreement, Century Capital was entitled to be paid a minimum annual cash bonus in an amount not less than $125,000. Century Capital was eligible to earn an annual bonus in excess of $125,000 at the discretion of the Company’s Board of Directors.

On May 14, 2004, in lieu of the minimum annual cash bonus due Century Capital for the period that began on February 1, 2003 and ended on January 31, 2004, Century Capital agreed to accept the following: (1) $50,000 cash payment to be made on September 1, 2004; (2) 1,875,000 shares of the Company’s common stock (fair market value on the date of issuance was $150,000 based on the closing price of the Company’s common stock on that date) and (3) the forgiveness of $75,000 (representing the exercise price) due to the Company from Century Capital related to the purchase by Century Capital of 937,500 shares of the Company’s common stock underlying the warrant issued to it on February 1, 2003 (see Note 16 - Warrants to Purchase Common Stock). On February 25, 2005, Century Capital agreed to accept 500,000 shares of the Company’s common stock as payment of the $50,000 due to Century Capital on September 1, 2004 (fair market value on the date of issuance was $15,000 based on the closing price of the Company’s common stock on that date).

Commencing July 1, 2004, Century Capital agreed to defer $25,000 of its monthly consulting fee for a three month period (through September 30, 2004) in an effort to minimize the Company’s cash burn. Century Capital later agreed to continue the $25,000 monthly deferment through January 31, 2005, at which point the total amount due and owing to Century Capital related to the deferment of its monthly consulting fee was $175,000. On November 1, 2004, Century Capital exercised warrants to purchase 621,876 shares of the Company’s common stock (421,876 shares pursuant to the warrant dated February 1, 2003 and 200,000 shares pursuant to the warrant dated May 14, 2004 - see Subsequent Events: Warrants to Purchase Common Stock). The $16,438 due to the Company from Century Capital related to these warrant exercises were offset against deferred monthly consulting fees due to Century Capital. On February 25, 2005, Century Capital agreed to forgive $60,000 of the monthly deferred consulting fees in exchange for 600,000 shares of the Company’s common stock (fair market value on the date of issuance was $18,000 based on the closing price of the Company’s common stock on that date). In addition, on February 25, 2005, Century Capital exercised warrants to purchase 390,624 shares of the Company’s common stock (140,624 shares pursuant to the warrant dated February 1, 2003 and 250,000 shares pursuant to the warrant dated February 25, 2005 - see Subsequent Events: Warrants to Purchase Common Stock). The $10,312 due to the Company from Century Capital as a result of this exercise was offset by the Company against deferred monthly consulting fees due to Century Capital. On both May 20, 2005 and August 25, 2005, Century Capital exercised warrants to purchase 62,500 shares of the Company’s common stock (125,000 shares in total) pursuant to the warrant dated February 25, 2005. The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. In addition, on August 25, 2005, the Company issued 1,000,000 shares of the Company’s common stock to Century Capital as payment of $50,000 of the deferred monthly consulting fees (fair market value of the common stock on the date of issuance was $40,000). See Note 16 - Amended and Restated Agreement dated February 1, 2005.

During the entire term of the original Consulting Services Agreement, Mr. LaVance and Mr. Gifford were treated as independent contractors for purposes of compensation, were not paid any salary or other compensation directly by the Company and neither of Mr. LaVance or Mr. Gifford participated in any of the Company’s employee benefit plans.

Amended and Restated Agreement Dated February 1, 2005. Effective February 1, 2005, the original Consulting Services Agreement was replaced by an amended and restated Consulting Services Agreement. Pursuant to the amended and restated Consulting Services Agreement, Century Capital agreed to provide the services of Mr. LaVance and Mr. Gifford as the Company’s corporate officers. As provided in the amended and restated Consulting Services Agreement, Mr. LaVance will continue to serve as the Company’s President and Chief Executive Officer and Mr. Gifford will continue to serve as the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The amended and restated Consulting Services Agreement also provides that Mr. LaVance and Mr. Gifford will continue to be treated as independent contractors for the purposes of compensation, will not be paid any salary or other compensation directly by the Company and will not participate in the Company’s employee benefit plans.

The initial term of the amended and restated Consulting Services Agreement is one year, ending on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement shall continue until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days written notice. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also entitled to receive an annual bonus in an amount not less than $125,000 upon the successful completion of to be determined objectives which are established by the independent members of the Company’s Board of Directors and Century Capital.

During the term of the amended and restated Consulting Services Agreement and for a period of twenty-four months after the termination of the amended and restated Consulting Services Agreement, Century Capital shall be entitled to receive a cash bonus upon the consummation by the Company of certain corporate transactions. The bonus compensation shall be an amount not less than 2.5% of the aggregate consideration to be paid in connection with a sale or acquisition of the Company or in connection with a change in control of the Company (which means a change in more than 50% of the issued and outstanding shares of the Company’s common stock). Century Capital shall be entitled to receive the bonus compensation for any corporate transaction which commences before, but is consummated after, the end of the twenty-four month period following the effective termination date of the amended and restated Consulting Services Agreement.

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 500,000 shares of the Company’s common stock at a purchase price of $.03 per share (see Note 16 - Warrants to Purchase Common Stock). The warrant had a fair value of $10,674 on the date of issuance.

Commencing July 2005, Century Capital began deferring a portion of its monthly consulting fee due pursuant to the amended and restated Consulting Services Agreement in order to minimize the Company’s cash burn.

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. Pursuant to the original Consulting Services Agreement, on February 1, 2003, a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant had a ten year term and was exercisable at $1.34 per share (the “Underlying Purchase Price”). The purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the then existing Underlying Purchase Price. 375,000 shares of common stock underlying the warrant vested immediately upon issuance with another 46,875 shares vesting on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005.

As a result of the application of the pricing adjustment, the Underlying Purchase Price adjusted to $.08 per share as of May 14, 2004, the date when Century Capital exercised its right to purchase 937,500 shares of the Company’s common stock underlying the warrant. The $75,000 due from Century Capital to the Company as a result of the purchase of the 937,500 shares was forgiven by the Company as part of Century Capital’s bonus for the period February 1, 2003 through January 31, 2004. The Underlying Purchase Price adjusted to $.02 per share as of November 1, 2004 when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $.02 per share. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. As of February 28, 2005, all 1,500,000 shares underlying the warrant had been purchased. On February 1, 2003, the date of issuance, the warrant had a fair value of approximately $1,294,525. As of April 30, 2004, after accounting for the reduction of the Underlying Purchase Price to $.08 per share, the fair value of the warrant decreased to approximately $101,710. As of October 31, 2004, after accounting for the further reduction of the Underlying Purchase Price to $.02 per share, the fair value of the unexercised warrant decreased to approximately $8,783.

Century Capital Warrant Dated May 14, 2004. On May 14, 2004, the Company issued Century Capital ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant becoming available for purchase upon the achievement of specific milestones as follows: 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho litigation; 100,000 shares shall be available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares shall be available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg, Rich, Baker, Berman & Company and Koenig accounting firms; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act; and 100,000 shares shall be available for purchase upon the acquisition by the Company of a product or line of business. The warrant had a fair value of approximately $44,211 on the date of issuance.

On November 1, 2004, Century Capital exercised its right to purchase 200,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on May 14, 2004 and the other 100,000 shares became available for purchase prior to November 1, 2004 as a result of the Company’s receipt of $500,000 of cumulative proceeds from the litigation against certain former officers, directors and others that was commenced on December 4, 2003. The $8,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

Century Capital Warrant Dated February 25, 2005. Pursuant to the amended and restated Consulting Services Agreement, on February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $.03 per share until February 25, 2015. The warrant vests as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 1, 2005; (b) an additional 20,833 of the shares underlying the warrant become available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant become available for purchase on January 31, 2006. The warrant had a fair value of approximately $10,674 on the date of issuance.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to deferred monthly consulting fees. On both May 20, 2005 and August 25, 2005, Century Capital exercised warrants to purchase 62,500 shares of the Company’s common stock (125,000 shares in total). The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008, subject to adjustment. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,666), on and after the first anniversary date (66,666) and on and after the second anniversary date (66,668). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. The warrants had a fair value of approximately $155,138 at the date of issuance.

Director Warrants Dated May 14, 2004. On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.04 per share until May 14, 2009. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,600) and on and after the first anniversary date (133,400). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. The warrants had a fair value of approximately $32,137 at the date of issuance.

Director Warrants Dated February 25, 2005. On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.03 per share until February 25, 2010. The shares of common stock underlying each warrant vest equally on and after the date of issue (100,000) and on and after the first anniversary date (100,000). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. The warrants had a fair value of approximately $6,378 at the date of issuance.

Consultant Warrant Dated May 11, 2005. On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear, a consultant to the Company, for consulting services rendered by Dr. Sear to the Company. The warrant has a five year term and is exercisable at $.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005. As of May 15, 2005, all 100,000 of the shares underlying the warrant had been purchased. The warrant had a fair value of approximately $2,847 at the date of issuance.

Litigation

Class Action Lawsuits. On January 13, 2003, the class action lawsuits filed against the Company in 2002 were consolidated. On July 11, 2003, the Company and Executive Risk Indemnity, Inc. (“Executive Risk”), the insurance company that provided the Company with its director and officer insurance coverage for a portion of the class period, reached an agreement whereby Executive Risk paid $475,000 to the Company. In exchange for the $475,000 payment, the Company agreed to terminate the director and officer insurance coverage provided by Executive Risk and release and hold harmless Executive Risk for any claims for coverage which could be made by any former director or officer. On August 18, 2003, the Company reached settlement of the consolidated class action lawsuit, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of Medi-Hut common stock (fair value of approximately $129,300 as of August 18, 2003) which was equivalent to six percent of Medi-Hut’s issued and outstanding shares of common stock on the date the settlement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of its legal costs and expenses incurred by the Company in connection with the class action lawsuit. On September 12, 2003, the complaint and the pending consolidated class action lawsuit against the Company and the other defendants were amended. The amended class action complaint included additional information, including information regarding the alleged improper conduct of certain former officers and directors of the Company. On January 12, 2004, the United States District Court for the District of New Jersey issued a Preliminary Approval Order and issued its final approval of the settlement on May 3, 2004.

Syntest Litigation. On April 18, 2003, Scott Schrader (“Schrader”) and his affiliates, namely Schrader & Associates, LLC (“Schrader Associates”), Bluegrass Drug LLC (“Bluegrass”) and Medpharm Corporation (“Medpharm”) (collectively, the “Schrader Group”) commenced three separate actions in Kentucky against the Company alleging, among other things, that the Company breached the brokerage agreement entered into by the Company and members of the Schrader Group. In its complaint, the Schrader Group sought unspecified monetary damages.

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against Syntho and its president, Muhammed Malik (collectively, the “Syntho Group”), Breckenridge and its principal owner, Larry Runsdorf (collectively, the “Breckenridge Group”), the Schrader Group relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006 (the “Syntest Agreement”). In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the Syntest Agreement and that Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

On May 12, 2003, Breckenridge commenced an action against the Company in the United States District Court for the Southern District of Florida, alleging that the Company was interfering with plaintiff’s alleged exclusive rights to distribute Syntest. This action was later moved to the United States District Court for the Eastern District of New York.

In June 2003, the Syntho Group filed an answer to the Company’s complaint which contained counterclaims against the Company for alleged: (1) breach of contract, (2) failure to pay for product, (3) tortious interference with Syntho’s agreement with Breckenridge, and (4) conversion of property.

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending in the United States District Court for the District of Kentucky and the actions against each other which were pending in the United States District Court for the Eastern District of New York. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest.

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. Pursuant to the purchase and settlement agreement, the Company has reserved all of its rights to its claims for damages against the Syntho Group that were incurred by the Company as a result of the alleged breach by the Syntho Group of the Syntho Agreement and other wrongful actions by the Syntho Group.

Litigation Against Certain Former Officers and Directors and Others. On December 4, 2003, Medi-Hut commenced litigation in the Superior Court of New Jersey against the Former Officers and a former director, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Grieco, an officer of Kinray, Inc. In its complaint, Medi-Hut alleged that the Former Officers caused the Company to suffer significant damage and incur substantial costs by engaging in a scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practice. The Company also alleged in its complaint that these former officers and directors, in furtherance of their scheme to defraud, filed materially false and misleading documents with the SEC and disseminated materially false and misleading information to the general public, investors and financial advisors and brokers. In addition to the foregoing, the Company alleged in its complaint that the Former Officers, with the assistance of Larval Corp., an entity controlled by Lawrence P. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Grieco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The defendants in this action have counterclaimed against the Company for alleged: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud, (4) misrepresentation, (5) fraudulent concealment, (6) violation of the New Jersey Consumer Fraud Act, (7) conversion, and (8) failure to pay for delivered product.

In addition, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon. The promissory note, due and payable on October 24, 2003, was issued by Mr. Russo as payment for 100,000 shares of Medi-Hut common stock which he purchased in a private placement by the Company during the fall of 2001. The Company also sought to recover damages from Mr. Russo for his alleged breach of fiduciary duties to the Company during the time he was serving as an officer of the Company.

On May 14, 2004, the Company entered into a settlement and release agreement with Mr. Russo. In exchange for a one-time payment of $300,000, the return of 125,000 shares of the Company’s common stock and other non-monetary consideration, the Company agreed to discharge its claims against Mr. Russo.

On February 4, 2004, the Company entered into a settlement and release agreement with Vincent J. Sanpietro. In exchange for a one time payment of $20,000, the return of 554,800 shares of the Company’s common stock and certain other non-monetary considerations, the Company agreed to discharge its claims against Mr. Sanpietro.

On April 14, 2004, the Company entered into a settlement and release agreement with Joseph A. Sanpietro. In exchange for a one-time payment of $60,000 and the return of 3,179,200 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to discharge its claims against Mr. Sanpietro.

On July 6, 2004, the Company amended the complaint against certain of its former officers and directors and others and commenced litigation against Muhammed Malik, Intermax Pharmaceuticals, Inc. and Syntho. In its complaint, Medi-Hut alleges that Muhammed Malik, in his capacity as a consultant to the Company and as President of Intermax Pharmaceuticals, Inc. and Syntho: (1) provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-hut’s revenues and earnings through fraudulent accounting practices; (2) committed violations of state and federal laws prohibiting forgery and fraudulent practices; and (3) otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The Company continues to pursue this litigation.

On September 16, 2004, the Company entered into a settlement agreement and release with Lawrence P. Marasco. As part of the settlement, Mr. Marasco paid to the Company the sum of $60,000, returned 405,000 shares of the Company’s common stock and agreed to provide certain other non-monetary consideration.

On November 29, 2004, the Company entered into a settlement agreement and release with Laurence M. Simon. In exchange for the return of 30,000 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to dismiss its claims against Mr. Simon.

On January 19, 2005, the Company entered into a settlement agreement and release in connection with its action against Kinray, Inc. and its officer, Santi Greco. Kinray, Inc. agreed to pay to the Company the sum of $300,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party.

Litigation Against Former Accounting Firms. On January 9, 2004, the Company commenced litigation against two of its former accounting firms, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”), which served as the Company’s independent auditor and principal accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors in December 2003, is a principal of Koenig. In its complaint, the Company alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleged in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices, which had a devastating impact on the Company. The Company also alleged in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

The Company is seeking compensatory damages, consequential damages and punitive damages, and the costs of the litigation, including approximately $800,000 incurred by the Company for legal costs and expenses associated with actions by the SEC and others against the Company and certain of its former officers and directors.

On May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for mutual releases among other things, the Company agreed to discharge its claims against Koenig.

Lexington Insurance Lawsuit. On April 14, 2004, a complaint was served on Medi-Hut by National Union Fire Insurance Co. (“National Union”) in the United States District Court for the District of New Jersey. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington Insurance Company (“Lexington”). In this action, the Lexington alleged that the Company owes it $235,000, representing unpaid insurance premiums.

On March 10, 2005, the Company filed a third party complaint against Universal Business Insurance, Inc. (“Universal”) and Brett D. Mayer (“Mayer”) in the United States District Court for the District of New Jersey. Universal was the retail broker that advised the Company during the Company’s business dealings with Lexington and Mayer was the individual employed by Universal that dealt directly with the Company. In its complaint, the Company alleged that Universal and Mayer were negligent and breached their fiduciary duty to the Company in providing services related to the Company’s procurement of directors and officers insurance.

On September 28, 2005, the Company and Lexington entered into an agreement in which Lexington agreed to dismiss its complaint against the Company and both Lexington and the Company agreed to release each other from any and all claims which could have been asserted as a result of the Lexington lawsuit. On October 13, 2005, the Company, Universal and Mayer entered into an agreement in which the Company agreed to dismiss its third party complaint against Universal and Mayer in exchange for a one time payment from Universal and Mayer of $8,500.

Loures Lawsuit. On January 18, 2005, a complaint was served on the Company, its former officers and certain of its former directors, by James J. Loures, Jr. and Christine Loures in the Superior Court of New Jersey. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiff’s loss of approximately $120,000. The plaintiffs allegations are the same as those raised in the Class Action Lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the Class Action Lawsuits. The Company intends to vigorously defend this action.

Medi-Hut International

Medi-Hut International Loan Agreement. On September 18, 2003, the Company entered into a loan agreement with MHI, its joint venture partner, to memorialize certain financial assistance that Medi-Hut had been providing to MHI. MHI acknowledged that it had received loan installments from Medi-Hut during the period from June 7, 2002 through February 28, 2003 in the total amount of $450,000. The loan amount is to be repaid over time with interest as follows plus any and all accrued interest: $75,000 on or before December 31, 2004; $125,000 on or before December 31, 2005; $125,000 on or before December 31, 2006; and $125,000 on or before December 31, 2007. MHI failed to make the $75,000 payment due on December 31, 2004. For the portion of the loan outstanding at October 31, 2002 ($304,318), which includes accrued interest of $4,318, the Company has provided for a full reserve against this balance.

Return of Defective Inventory. On September 18, 2003, the Company entered into an agreement with MHI to return to MHI certain 3cc Elite Safety Syringes manufactured by MHI that were determined to be defective. Pursuant to the agreement, the Company returned $220,855 of Elite Safety Syringes to MHI. MHI agreed to reimburse the Company $220,855 by granting the Company a 5% discount off of the purchase price for each future shipment of Elite Safety Syringe products until the obligation is repaid by MHI. As of February 28, 2005, the Company has not purchased any additional Elite Safety Syringes from MHI. As of October 31, 2002, the Company had written-off $98,244 of inventory related to the defective 3cc Elite Safety Syringe, which represented 100% of the Elite Safety Syringe inventory as of that date.

Medi-Hut International License. On September 18, 2003, the Company, COA and MHI entered into an agreement under which the Company granted a non-exclusive license to MHI to make, manufacture and export the Elite Safety Syringe. The territorial boundary of this license is limited to within Korea. In accordance with the license, MHI must obtain the Company’s permission prior to any sales to a third party. MHI is to pay to the Company a royalty based upon the total net sales under the license. The royalty amount is to be negotiated in good faith at the time of such sales.

Other Agreements and Events

PNC Credit Facility. On November 13, 2002, the Company borrowed $1,500,000 under the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in technical default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company was required to pay PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. As of October 17, 2005, the Company does not have a lending relationship with a commercial bank.

Termination of Prior Management. On March 21, 2003, Joseph A. Sanpietro, the President and Chief Executive Officer of the Company and Laurence M. Simon, the Chief Financial Officer of the Company, were terminated by the Company. In addition, Vincent J. Sanpietro, the Chief Operating Officer of the Company and Joseph Sanpietro, Jr., an employee of the Company, were also terminated by the Company. Shortly thereafter, Joseph A. Sanpietro and Vincent J. Sanpietro resigned from the Company’s Board of Directors.

Consulting Agreement with Former Chief Executive Officer. On March 28, 2003, the Company entered into a consulting agreement with Joseph A. Sanpietro, the Company’s founder and former Chief Executive Officer and Chairman, in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003. A total of $20,816 was paid to Mr. Sanpietro pursuant to this agreement.

Assignment of Elite Safety Syringe Patents. On April 30, 2003, the Company’s founder and former Chief Executive Officer and Chairman, Joseph A. Sanpietro, assigned to the Company certain intellectual property owned by Mr. Sanpietro related to the Company’s Elite Safety Syringe. In exchange for nominal consideration, Mr. Sanpietro assigned to the Company patent number 5,562,626 and patent application number 09/488807.

Shared Services Agreement with Century Capital. On May 1, 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762 in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004 and has a month to month term that requires sixty day written notice to terminate. The monthly rental is $2,500. Century Capital is owned by David R. LaVance and Thomas S. Gifford, Medi-Hut’s executive management team.

Termination of Monmouth/Atlantic Lease. On May 6, 2004, in connection with the relocation of its principal offices, the Company and Monmouth/Atlantic Realty Associates, L.L.C. reached an agreement to terminate the remaining term of the existing lease (44 months resulting in a lease obligation of approximately $454,000 plus an additional $154,000 for common area charges) for a one-time payment by the Company of $100,000 plus the forfeiture of the $33,338 security deposit.

Formation of Scivanta Corporation. On October 17, 2003, the Company formed Scivanta Corporation (“Scivanta”), a wholly-owned subsidiary of the Company. Scivanta, a New Jersey corporation, was formed to be an operating subsidiary of the Company but is currently inactive.

Private Placement of Convertible Debentures. On May 26, 2005, the Company closed on a private placement of Debentures. The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 5 year term maturing on April 30, 2007 and bear interest at a rate of 8% per annum. Up to 50% of the aggregate principal amount of the Debentures are immediately convertible at the option of the holders at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible at the option of the holders at any time after May 1, 2006 at a conversion price of $0.20 per share. The market price of the Common Stock on the date of closing the transaction was $.06 per share.

Private Placement of Common Stock. On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). 3,000,000 shares of common stock were purchased by Richard Rimer, a private investor, for $150,000. 1,000,000 shares of common stock were purchased by John A. Moore, a director of the Company, for $50,000. The market price of the common stock on the date of closing the transaction was $.04 per share.

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Reorganization between Medi-Hut Co., Inc. (“Medi-Hut”) and Indwest, Inc. dated January 28, 1998 (Incorporated by reference to Exhibit 2 to Medi-Hut’s Registration Statement on Form 10-SB, File No. 0-27119, filed with the Securities and Exchange Commission (the “SEC”) on August 23, 1999).

2.2
Agreement and Plan of Reorganization between Medi-Hut and Vallar Consulting Corp., dated January 10, 2000 (Incorporated by reference to Exhibit 2.1 to Medi-Hut’s Current Report on Form 8-K, filed with the SEC on January 24, 2000).

3.1
Articles of Incorporation of Medi-Hut, filed in the office of the Secretary of State of Nevada on October 31, 2001 (Incorporated by reference to Exhibit 3.1 to Medi-Hut’s Registration Statement on Form SB-2/A, Registration No. 333-72504, filed with the SEC on November 27, 2001).

3.2	Bylaws of Medi-Hut (Incorporated by reference to Exhibit 3.4 to Medi-Hut’s Registration Statement on Form 10-SB, File No. 0-27119, filed with the SEC on August 23, 1999).
4.1	Specimen stock certificate representing Medi-Hut’s common stock.
4.2	Convertible Debenture for $50,000, dated May 1, 2005, issued to Manor Oaks Capital Management.
4.3	Convertible Debenture for $50,000, dated May 1, 2005, issued to Chartwell Partners, LLP.
4.4	Convertible Debenture for $50,000, dated May 1, 2005, issued to Glenwood Partners, L.P.
4.5	Convertible Debenture for $50,000, dated May 1, 2005, issued to Radiology for South Philadelphia Profit Sharing Plan.
4.6	Convertible Debenture for $50,000, dated May 1, 2005, issued to Mark W. Cooper.
4.7	Convertible Debenture for $50,000, dated May 1, 2005, issued to Richard Rimer.
10.1
Joint Venture Agreement between Medi-Hut and COA International Industries, Inc., dated November 16, 2000 (Incorporated by reference to Exhibit 10.8 to Medi-Hut’s Registration Statement on Form SB-2, Registration No. 333-72504, filed with the SEC on October 30, 2001).

10.2	Distribution Agreement between Medi-Hut and Syntho Pharmaceuticals, Inc., dated November 20, 2001.
10.3	Amendment, dated February 7, 2002, to the Distribution Agreement, dated November 20, 2001, between Medi-Hut and Syntho Pharmaceuticals, Inc.
10.4	Amendment, dated April 3, 2002, to the Distribution Agreement, dated November 20, 2001, between Medi-Hut and Syntho Pharmaceuticals, Inc.
10.5
Medi-Hut Co., Inc. 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (Incorporated by reference to Exhibit B of Medi-Hut’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.6*
Consulting Services Agreement, dated as of February 1, 2003, between Medi-Hut and Century Capital Associates, LLC (Incorporated by reference to Exhibit 10.1 to Medi-Hut’s Current Report on Form 8-K filed with the SEC on March 3, 2003).

10.7*	Amended and Restated Consulting Services Agreement, dated as of February 1, 2005, between Medi-Hut and Century Capital Associates, LLC.
10.8*
Warrant to purchase 1,500,000 shares of Medi-Hut common stock, dated February 1, 2003, issued to Century Capital Associates, LLC (Incorporated by reference as Exhibit 4.1 to Medi-Hut’s Current Report on Form 8-K filed with the SEC on March 3, 2003).

10.9*	Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to James G. Aaron.
10.10*	Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to Richard E. Otto.
10.11*	Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to John A. Moore.
10.12*	Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to Salvatore J. Badalamenti.
10.13*	Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Richard E. Otto.
10.14*	Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to John A. Moore.
10.15*	Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Salvatore J. Badalamenti.
10.16*	Warrant to Purchase 700,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Century Capital Associates, LLC.
10.17*	Warrant to Purchase 500,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to Century Capital Associates, LLC.
10.18*	Warrant to Purchase 200,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to John A. Moore.
10.19*	Warrant to Purchase 200,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to Richard E. Otto.
10.20	Loan Agreement between Medi-Hut and Medi-Hut International, dated June 7, 2002.
10.21	Non-Exclusive License Agreement between Medi-Hut, COA International Industries, Inc., Medi-Hut International and Young-Kil Shin, dated September 18, 2003.
10.22	Memorandum of Understanding between Medi-Hut and Medi-Hut International Co., Ltd, dated September 18, 2003.
10.23	Shared Services Agreement, dated May 1, 2004, between Medi-Hut and Century Capital Associates LLC.
14.1	Chief Executive and Senior Financial Officer Code of Ethics.
21.1	List of Subsidiaries of Medi-Hut.
31.1**	Section 302 Certification of Chief Executive Officer.
31.2**	Section 302 Certification of Chief Financial Officer.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Constitutes a management contract under Section 601 of Regulation S-B.
**	The text of this exhibit has been omitted. Please see the explanatory note under the corresponding exhibit number.

E-1