Form 10QSB
period 2003-01-31
MEDI HUT CO INC
filed 2006-05-26
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended January 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _________ to _________

Commission file number 0-27119

MEDI-HUT CO., INC.
(Name of small business issuer in its charter)

Nevada	22-2436721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (732) 919-2799

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

As of April 30, 2006, 21,276,090 shares of the Registrant’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Medi-Hut Co., Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Medi-Hut Co., Inc.
Balance Sheets

	January 31, 2003 (Unaudited)	October 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,818,007	$3,695,890
Accounts receivable, less reserve of $707,550 and $471,210, respectively	2,379,618	4,471,185
Accounts receivable - related party	13,113	479,339
Inventories	1,640,686	278,724
Prepaid insurance	528,285	--
Prepaid expenses	27,335	148,260

Total current assets	6,407,044	9,073,398

Other assets:
Note receivable - related party, less reserve of $307,342 and $304,318, respectively	—	—
Distribution rights	1,000,000	1,000,000
Income tax refund	287,388	287,388
Other	77,074	34,080

Total other assets	1,364,462	1,321,468

Total assets	$7,771,506	$10,394,866

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$758,382	$5,345,457
Accounts payable - related party	76,991	7,107
Accrued expenses	164,238	135,509
Reserve for class action lawsuit settlement	529,299	529,299
Line of credit	1,500,000	—

Total current liabilities	3,028,910	6,017,372

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 14,558,800 shares issued; 14,413,900 shares outstanding	14,559	14,559
Additional paid in capital	18,620,572	18,620,572
Treasury stock at cost, 144,900 shares	(363,717)	(363,717)
Stock subscription receivable	(300,000)	(300,000)
Deferred compensation	(20,570)	(26,180)
Accumulated deficit	(13,208,248)	(13,567,740)

Total stockholders' equity	4,742,596	4,377,494

Total liabilities and stockholders' equity	$7,771,506	$10,394,866

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Statement of Operations
(Note 2)

For the Three Months Ended January 31, 2003 (Unaudited)

Net sales	$5,001,003
Cost of sales	3,741,632
Gross profit	1,259,371

Operating expenses:
Selling and marketing	133,871
General and administrative	759,174

Total operating expenses	893,045

Income from operations	366,326

Interest income	8,473
Interest expense	(15,307)

Income before income taxes	359,492
Provision for income taxes	—

Net income	$359,492

Net income per common and common equivalent share, basic and diluted:	$0.02

Weighted average number of common shares outstanding basic and diluted:	14,413,900

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Statement of Cash Flows
(Note 2)

For the Three Months Ended January 31, 2003 (Unaudited)
Cash flows from operating activities:
Net income	$359,492
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,495
Amortization of deferred compensation	5,610
Reserve on accounts receivable	236,340
Changes in operating assets and liabilities
Accounts receivable	1,855,227
Accounts receivable - related party	466,226
Inventories	(1,361,962)
Prepaid insurance	(528,285)
Prepaid expenses	120,925
Accounts payable	(4,587,075)
Accounts payable - related party	69,884
Accrued expenses	28,729

Net cash used in operating activities	(3,330,394)

Cash flows from investing activities:
Purchases of other assets	(59,276)
Proceeds from sale of other assets	11,787

Net cash used in investing activities	(47,489)

Cash flows from financing activity:
Proceeds from line of credit	1,500,000

Decrease in cash and cash equivalents	(1,877,883)
Cash and cash equivalents - beginning of period	3,695,890

Cash and cash equivalents - end of period	$1,818,007

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$9,119

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Notes to the Unaudited Financial Statements

1. Basis of Presentation

The financial statements included herein have been prepared by Medi-Hut Co., Inc. (the “Company”) and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited balance sheet as of October 31, 2002 and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002, which was filed with the Securities and Exchange Commission (the “SEC”) on November 25, 2005.

The Company does not have any recurring revenue from the sale of products and is in the process of identifying a product or company to acquire in order to develop a new business. Management believes that the Company will require additional capital to be able to obtain other medical devices and products and otherwise implement its strategy for business development and increased revenues. Although a favorable outcome or settlement of one or more of the Company’s current lawsuits could increase the capital position of the Company, no assurance can be given that any such action will result in a favorable outcome or settlement to the Company or that if any such action is favorably decided or settled, such decision or settlement will occur in the near future.

Since the second quarter of 2003, the Company has not had any significant recurring revenue from the sale of products.

Management believes the funds received in connection with the issuance of the Debentures and sale of common stock and the proceeds received from the purchase and settlement agreement with Breckenridge, together with funds currently available to the Company, will be sufficient to support planned operations through June 1, 2007.

2. Limitation on Financial Reporting

The financial statements as of and for the three months ended January 31, 2003 were prepared by the Company’s current management team.

On March 21, 2003, the Company terminated the employment of its four senior officers as follows: Joseph A. Sanpietro, President and Chief Executive Officer; Vincent J. Sanpietro, Chief Operating Officer; Laurence M. Simon, Chief Financial Officer; and Lawrence P. Marasco, Vice President of Sales (collectively, the “Former Officers”) due to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001. At the time of their termination, each of the former officers was the subject of an investigation by the United States Department of Justice (“USDJ”) and the SEC. As a result of the investigation by the USDJ, on August 19, 2003, each of the Former Officers pled guilty to conspiring to inflate the revenue and earnings of the Company and/or obstruction of justice. In addition, on August 19, 2003, each of the Former Officers agreed to a consent decree with the SEC.

The Company’s current management commenced an extensive review of the financial statements and information disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001 and the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively. As a result, the current management of the Company concluded that the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively, and disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001, could not be relied upon due to the Company’s inability to adequately verify such information because of incomplete or missing data. Consequently, the Company amended its quarterly reports for the quarters ended January 31, 2001, April 30, 2001, July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and its 2001 annual report, by removing all of the information previously contained therein. In addition, the financial statement and notes thereto for the fiscal year ended October 31, 2002, included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002, consisted only of a balance sheet as of October 31, 2002 and the related footnotes. Since a complete set of financial statements for the above noted periods were not presented by the Company, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

As a result of the above noted limitations on financial reporting, the financial statements and notes thereto for the quarter ended January 31, 2003 does not include any comparative financial information related to the quarter ended January 31, 2002. Since a comparative set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

3. Discontinuance of Product Lines

The Company discontinued all product sales during the fiscal years ended October 31, 2003 and October 31, 2004. The Company does not have any recurring revenue from the sale of products and is in the process of identifying a product or company to acquire in order to develop a new business.

4. Concentration

The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. The Company generally has not experienced any material losses related to trade receivables from individual customers. As of January 31, 2003, McKesson Corporation (“McKesson”), Eckerd Corporation (“Eckerd”) and Kroger Co. accounted for approximately 70%, 8% and 6% of accounts receivable, respectively. Subsequent to January 31, 2003, all accounts receivable, less reserves, had been collected in full. For the three months ended January 31, 2003, McKesson, 824 Drug Inc. and Eckerd accounted for approximately 43%, 22% and 15%, respectively, of net sales.

As of January 31, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the three months ended January 31, 2003, Syntho Pharmaceuticals, Inc. (“Syntho”) and Kinray Inc. accounted for approximately 62% and 19%, respectively, of total purchases.

5. Accounts Receivable

As of January 31, 2003, the accounts receivable reserves for doubtful accounts amounted to $0 and the reserve for sales returns and allowances on product sales was $707,550.

6. Inventories

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of January 31, 2003, inventory consisted solely of finished goods.

7. Note Receivable - Related Party

In June 2002, the Company provided Medi-Hut International (Mfg.) Co., Ltd. (“MHI”), a related party, with $300,000 in working capital to fund MHI’s operations. Effective June 7, 2002, the Company and MHI entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which MHI agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005 and $100,000 on December 31, 2006. As of January 31, 2003, the Company had reserved for the entire balance of principal ($300,000) and interest ($7,342) due to the financial condition of MHI.

8. Related Party Transactions

James G. Aaron, a member of the Company’s Board of Directors as of January 31, 2003, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C. As of January 31, 2003, the Company owed Ansell Zaro Grimm & Aaron, P.C. $8,143 for legal services rendered during the quarter ended January 31, 2003. This amount was paid in full by the Company during March 2003.

The Company has a 44% stock ownership interest in MHI, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. In November 2002 and January 2003, the Company purchased Elite Safety Syringes from MHI for a total purchase price of $100,002. As of January 31, 2003, the Company owed $66,792 to MHI related to these purchases. This amount was paid in full by the Company during February 2003.

Lawrence P. Marasco, the Company’s Vice President of Sales and Marketing during the quarter ended January 31, 2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During the quarter ended January 31, 2003, the Company purchased product with a total purchase price of $2,256 from Larval and sold product to Larval for a total sales price of $411,929. As of January 31, 2003, accounts payable to Larval was $2,256, which was paid in full by the Company during February 2003, and accounts receivable from Larval was $13,113, which was collected in full during March 2003.

9. Line of Credit

On February 26, 2002, the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank (“PNC”). Pursuant to the Loan Agreement, the Company secured a $750,000 note (the “Note”) under which the Company was permitted to draw-down money until February 1, 2003. In addition, the Company secured a $2,000,000 line of credit (“Line of Credit”) for a term of one year ending February 1, 2003. On November 13, 2002, the Company borrowed $1,500,000 pursuant to the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in technical default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees.

10.  Stock-Based Compensation

As permitted under the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share-Based Payment” (“SFAS 123R”), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company applies the intrinsic value method prescribed in APB 25 to measure compensation expense for stock-based awards to employees and, thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options on the date of grant. Any such deferred stock-based compensation is amortized over the vesting period of the individual options.

The Company accounts for options and other equity instruments granted to non-employees under SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”), and may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

The Company did not grant any options to employees or issue any warrants for services rendered during the three months ended January 31, 2003. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards made prior to the three months ended January 31, 2003.

For the Three Months Ended January 31, 2003

Reported net income	$359,492
Stock-based employee compensation expense included in net income, net of related tax effects	5,610
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(6,947)
Pro forma net income	$358,155
Basic and diluted net income per share:
As reported	$0.02

Pro forma	$0.02

11.  Net Income Per Common Share

Basic net income per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. As of January 31, 2003, 20,000 stock options and warrants to purchase 580,000 shares of common stock were outstanding at exercise prices that were in excess of the fair market value of the Company’s common stock. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of January 31, 2003, total potential dilutive securities included 580,000 warrants and 20,000 options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

For the Three Months Ended January 31, 2003

Net income (numerator)	$359,492
Weighted average common shares (denominator for basic income per share)	14,413,900
Effect of dilutive securities:
Stock options	—
Warrants	—
Weighted average common and potential common shares outstanding	14,413,900
Basic and diluted net income per share	$0 .02

12.  Income Taxes

The Company has approximately $2,383,219 and $2,369,152 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2002 and are available to offset future taxable income in fiscal years 2003 through 2023. The net operating losses for federal income tax purposes expire beginning in 2021 and for state income tax purposes begin expiring in 2008. The valuation allowance decreased $143,857 during the three months ended January 31, 2003 attributable primarily to taxable income.

The components of the Company’s deferred tax assets as of January 31, 2003 and October 31, 2002 are as follows:

	January 31,	October 31,
	2003	2002

Net operating loss	$494,410	$560,057
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	122,752	121,545
Reserve on accounts receivable - related party	303,063	303,063
Accrual for class action lawsuit settlement	211,402	211,402
Accrual for sales discounts	282,595	188,201
Other reserves	18,038	18,038
Depreciation and amortization	21,101	19,759
Consulting expense	—	176,135
Other	15,916	14,934
Total gross deferred tax assets	3,575,846	3,719,703
Valuation allowance	(3,575,846)	(3,719,703)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

13. Government Proceedings and Litigation

Due to certain events that occurred prior to October 31, 2002 and the actions of the Company’s Former Officers, the Company, the Former Officers and/or certain former directors became involved in several separate legal proceedings.

SEC Investigation

On February 21, 2002, the SEC commenced an investigation and review of the Company’s filings with the SEC and its financial disclosures in general, as well as the sufficiency of the Company’s system of internal accounting controls. See Note 15.

Class Action Lawsuits

Beginning in February 2002, the Company and certain of its former officers and directors were named in an aggregate of eleven class action lawsuits filed in the United States District Court for the District of New Jersey. The lawsuits alleged that, among other contentions, the Company and certain of its former officers and directors failed to disclose a related party transaction between the Company and the Company’s former Vice President of Sales, in its periodic reports filed with the SEC. On January 13,2003, the class action lawsuits were consolidated. See Note 15.

FBI Investigation

On November 22, 2002, the Federal Bureau of Investigation (“FBI”) executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. As of May 22, 2006, no indictments or charges have been issued against the Company.

14.  Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” to expand upon and strengthen accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), was issued. This statement requires redeemable preferred stock to be classified, in certain circumstances, as a liability upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 provides that mandatory redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. The Company has not issued mandatory redeemable preferred stock. The Company does not believe that the provisions of SFAS 150 will have a material impact on the Company’s results of operations or financial position.

In October 2004, the FASB concluded that the proposed Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company will not have to adopt Statement 123R until the fiscal year ended October 31, 2007.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company’s consolidated results of operations or financial condition.

The FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company presently does not believe there will be any impact from the adoption of this new statement on its financial statements.

15.  Subsequent Events

Government Proceedings and Investigations

NASDAQ Delisting. On March 21, 2003, trading of the Company’s shares of common stock on the NASDAQ SmallCap Market was halted. The Company’s common stock was later delisted from the NASDAQ SmallCap Market on March 28, 2003 for, among other things, failure by the Company to file with the SEC its annual report on Form 10-KSB for the fiscal year ended October 31, 2002.

SEC Investigation. On August 19, 2003, the SEC’s investigation into the Company resulted in the commencement of an action against Medi-Hut and the Company’s former President and Chief Executive Officer, Joseph A. Sanpietro, former Chief Financial Officer, Laurence M. Simon, and former Vice President of Sales, Lawrence P. Marasco. Without admitting or denying the allegations of the complaint, the Company consented to a final judgment against it and is permanently restrained from making any untrue or misleading disclosures, whether such disclosures are in a report filed with the SEC or are contained in a press release or other general public disclosure, and must make and keep accurate books, records and accounts and maintain a system of internal accounting control sufficient to ensure fair and accurate financial disclosure.

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

Litigation

Class Action Lawsuits. On July 11, 2003, the Company and Executive Risk Indemnity, Inc. (“Executive Risk”), the insurance company that provided the Company with its director and officer insurance coverage for a portion of the class period, reached an agreement whereby Executive Risk paid $475,000 to the Company. In exchange for the $475,000 payment, the Company agreed to terminate the director and officer insurance coverage provided by Executive Risk and release and hold harmless Executive Risk for any claims for coverage which could be made by any former director or officer. On August 18, 2003, the Company reached settlement of the consolidated class action lawsuit, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of the Company’s common stock (fair value of approximately $129,299 as of August 18, 2003) which was equivalent to six percent of the Company’s issued and outstanding shares of common stock on the date the settlement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of its legal costs and expenses incurred by the Company in connection with the class action lawsuit. On September 12, 2003, the complaint filed in the pending consolidated class action lawsuit against the Company and the other defendants was amended. The amended class action complaint included additional information, including information regarding the alleged improper conduct of certain former officers and directors of the Company. On January 12, 2004, the United States District Court for the District of New Jersey issued a Preliminary Approval Order and issued its final approval of the settlement on May 3, 2004.

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

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against Syntho and its president, Muhammed Malik (collectively, the “Syntho Group”), Breckenridge Pharmaceutical Inc. (“Breckenridge”) and its principal owner, Larry Runsdorf (collectively, the “Breckenridge Group”), and the Schrader Group relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006 (the “Syntest Agreement”). In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the Syntest Agreement and that Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

On February 22, 2006, the Company amended its complaint in this action to, among other things, include claims that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax Pharmaceuticals, Inc. and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

On April 10, 2006, the Syntho Group counterclaimed against Medi-Hut and Century Capital, David R. LaVance and Thomas S. Gifford, as agents of Medi-Hut, for allegedly violating the Lanham Act and tortiously interfering with Syntho’s contractual relationship with Breckenridge. The Company does not believe there is any merit to these counterclaims and will vigorously defend same.

Litigation Against Certain Former Officers and Directors and Others. On December 4, 2003, the Company commenced litigation in the Superior Court of New Jersey against the Former Officers and a former director, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Grieco, an officer of Kinray, Inc. In its complaint, the Company alleged that the Former Officers caused the Company to suffer significant damage and incur substantial costs by engaging in a scheme to overstate the Company’s revenues and earnings through fraudulent accounting practice. The Company also alleged in its complaint that these former officers and directors, in furtherance of their scheme to defraud, filed materially false and misleading documents with the SEC and disseminated materially false and misleading information to the general public, investors and financial advisors and brokers. In addition to the foregoing, the Company alleged in its complaint that the Former Officers, with the assistance of Larval, an entity controlled by Lawrence P. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Grieco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

In addition, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon. The promissory note, due and payable on October 24, 2003, was issued by Mr. Russo as payment for 100,000 shares of the Company’s common stock which he purchased in a private placement by the Company during the fall of 2001. The Company also sought to recover damages from Mr. Russo for his alleged breach of fiduciary duties to the Company during the time he was serving as an officer of the Company.

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

In late 2005 and early 2006, defendants Syntho and Muhammed Malik made motions to dismiss Medi-Hut’s claims based on the entire controversy doctrine and the principle of comity. These motions were denied. In April 2006, Syntho and Malik sought leave to appeal the denial of their motion to dismiss on the principle of comity. The motion with respect to this request has not yet been heard by the court.

On April 6, 2006, the Company filed a second amended complaint in which it alleges that, among other things, it has suffered significant damages as a result of the Syntho Group’s breach of the distribution agreement between Syntho and Medi-Hut, pursuant to which Medi-Hut had exclusive rights to distribute Syntest, and the Syntho Group’s related conduct.

Litigation Against Former Accounting Firms. On January 9, 2004, the Company commenced litigation against two of its former accounting firms, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”), which served as the Company’s independent auditor and principal accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates (“Koenig”) an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors in December 2003, is a principal of Koenig. In its complaint, the Company alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleged in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices, which had a devastating impact on the Company. The Company also alleged in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

On May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for mutual releases among other things, the Company agreed to discharge its claims against Koenig.

On February 21, 2006, the Company entered into a settlement agreement and release with Rosenberg. As part of the settlement, the parties released each other from all claims and Rosenberg paid the Company the sum of $425,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party.

Lexington Insurance Lawsuit. On April 14, 2004, a complaint was served on the Company by National Union Fire Insurance Co. (“National Union”) in the United States District Court for the District of New Jersey. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington Insurance Company (“Lexington”). In this action, Lexington alleged that the Company owes it $235,000, representing unpaid insurance premiums.

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

Loures Lawsuit. On December 28, 2004, an action was commenced against the Company, its former officers and certain of its former directors, by James J. Loures, Jr. and Christine Loures in the Superior Court of New Jersey. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiff’s loss of approximately $120,000. The plaintiffs allegations are the same as those raised in the class action lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuits. The Company intends to vigorously defend this action.

Item 2.  Management Discussion and Analysis or Plan of Operation

General

Certain information included in this quarterly report on Form 10-QSB and other filings of the Company under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Company may participate; competition within the Company’s chosen industries, including competition from much larger competitors; technological advances; available capital; and failure by the Company to successfully develop products and business relationships.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that the Company believes affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis or Plan of Operation and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002. There have been no material changes to the critical accounting policies.

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal years ended October 31, 2003 and October 31, 2004. The Company does not have any recurring revenue from the sale of products and is in the process of identifying a product or company to acquire in order to develop a new business.

For the three months ended January 31, 2003, net sales were $5,001,003. For the three months ended January 31, 2003, net sales by product category were as follows:

Syntest	$3,525,111
Name Brand and Generic Drugs	1,342,050
Condoms	90,461
Disposable Medical Products and Other	43,381
$5,001,003

During the three months ended January 31, 2003, sales of Syntest, a hormone replacement therapy drug, represented approximately 70% of net sales and sales of pharmaceutical products represented approximately 27% of net sales. Recurring sales of Syntest ceased in March 2003 due to a dispute with the manufacturer of Syntest. See Part II, Item 1. Legal Proceedings - Syntest Litigation. The sale of name brand and generic drugs ceased in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

Cost of Sales. During the three months ended January 31, 2003, the cost of sales was approximately 75% of net sales.

Selling and Marketing. For the three months ended January 31, 2003, selling and marketing expenses were $133,871, or approximately 3% of net sales.

General and Administrative. For the three months ended January 31, 2003, general and administrative expenses were $759,174, or approximately 15% of net sales. The Company incurred significant general and administrative expenses, approximately $315,294, related to the SEC investigation, the NASDAQ investigation and the class action lawsuit during the three months ended January 31, 2003. See Part II, Item 1. Legal Proceedings - SEC Investigation and Class Action Lawsuits.

Other Income (Expenses). During the three months ended January 31, 2003, the Company incurred interest expense of $15,307 and earned interest income of $8,473.

Provision for Income Taxes. For the three months ended January 31, 2003, the Company utilized net operating losses to offset its federal and state income tax liabilities.

Net Income. For the three months ended January 31, 2003, the Company had net income of $359,492 or $0.02 per share (basic and diluted).

Liquidity and Capital Resources

Operating Activities. During the three months ended January 31, 2003, the Company utilized $3,330,394 of cash flow in operations. Cash for the quarter related to operating activities was increased primarily due to a decrease in accounts receivable and the related party accounts receivable of $2,321,453, net income of $359,492, an increase in the reserves on accounts receivable of $236,340, a decrease in prepaid expenses of $120,925 and an increase in related party accounts payable and accrued expenses of $98,613. The Company’s cash position during the quarter was reduced by an increase in inventories of $1,361,962, an increase in prepaid insurance of $528,285, and a decrease in accounts payable of $4,587,075. The increase in inventories was primarily due to the increased sales of Syntest during the quarter. The decrease in accounts payable was primarily related to payments to the manufacturer of Syntest.

Investment Activities. During the three months ended January 31, 2003, the Company utilized $47,489 of cash flow in investing activities. Cash utilized in investment activities consisted of the purchase of office equipment of $59,276 which was offset by the sale of an automobile which generated $11,787 of cash proceeds.

Financing Activities. During the three months ended January 31, 2003, cash flows provided by financing activities was $1,500,000 which consisted of $1,500,000 of borrowings under the Company’s Line of Credit.

Liquidity and Capital Resources. As of January 31, 2003, the Company had a working capital balance of $3,378,134. At that date, cash and cash equivalents totaled $1,818,007.

On February 26, 2002, the Company entered into a Loan Agreement with PNC. Pursuant to the Loan Agreement, the Company secured a $750,000 Note under which the Company was permitted to draw-down money until February 1, 2003. In addition, the Company secured a $2,000,000 Line of Credit for a term of one year ending February 1, 2003. On November 13, 2002, the Company borrowed $1,500,000 pursuant to the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in technical default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees.

No revenue is currently generated from the sale of the Company’s products. As of April 30, 2006, the Company’s cash position was approximately $922,000, and $500,000 is due from Breckenridge payable in $50,000 monthly installments through January 1, 2007 pursuant to the purchase and settlement agreement entered into on October 17, 2005 by the Company and Breckenridge. See “Item 3. Legal Proceedings - Syntest Litigation.” The Company currently projects expending approximately $105,000 of its cash per month to continue operations and maintain the various lawsuits it has instituted. The Company anticipates that its future monthly expenses will include lease costs of approximately $3,000, accounting fees of approximately $3,500, payment of a portion (approximately $35,000) of the $50,000 monthly fee payable to Century Capital pursuant to the amended and restated Consulting Services Agreement between the Company and Century Capital, insurance costs of $8,000, legal expenses of approximately $30,000 and general administrative expenses of approximately $25,500.

Management believes that the Company will require additional capital to be able to obtain other medical devices and products and otherwise implement its strategy for business development and increased revenues discussed elsewhere herein. Although a favorable outcome or settlement of one or more of the Company’s current lawsuits (see Part II, Item 1. Legal Proceedings) could increase the capital position of the Company, no assurance can be given that any such action will result in a favorable outcome or settlement to the Company or that if any such action is favorably decided or settled, such decision or settlement will occur in the near future.

Management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities and the favorable outcome or settlement of one of its pending lawsuits.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing of this report with the SEC, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Chief Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

PART II

Item 1.  Legal Proceedings

SEC Investigation

On February 21, 2002, the SEC issued a formal order directing a private investigation of the Company. According to this formal order, the SEC investigated, among other things, the accuracy of the Company’s filings with the SEC and its financial disclosures in general, as well as the sufficiency of the Company’s system of internal accounting controls. The SEC’s investigation of the Company resulted in the commencement of an action against the Company and the Company’s former President and Chief Executive Officer, Joseph A. Sanpietro, former Chief Financial Officer, Laurence M. Simon, and former Vice President of Sales, Lawrence P. Marasco. In its complaint, filed by the SEC in the United States District Court for the District of New Jersey on August 19, 2003, the SEC alleged that these three former corporate officers inflated the Company’s revenues through fictitious period-end invoices and other accounting irregularities and concealed that Mr. Marasco owned and controlled one of the Company’s largest customers. On August 19, 2003, without admitting or denying the allegations of the complaint, the Company consented to a final judgment against it. Pursuant to the final judgment, the Company is permanently restrained from making any untrue or misleading disclosures, whether such disclosures are in a report filed with the SEC or are contained in a press release or other general public disclosure. The Company also must make and keep accurate books, records and accounts and maintain a system of internal accounting control sufficient to ensure fair and accurate financial disclosure.

Incomplete Periodic Reports

As discussed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002, the Company’s current management commenced an extensive review of the financial statements and information disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001 and the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively. As a result, the current management of the Company concluded that the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively, and disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001, could not be relied upon due to the Company’s inability to adequately verify such information because of incomplete or missing data. Consequently, the Company amended its quarterly reports for the quarters ended January 31, 2001, April 30, 2001, July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and its 2001 annual report, by removing all of the information previously contained therein. In addition, the financial statement and notes thereto for the fiscal year ended October 31, 2002, included in the Company’s annual report Form 10-KSB for the fiscal year ended October 31, 2002 consisted only of a balance sheet as of October 31, 2002 and the related footnotes. Since a complete set of financial statements for the above noted periods were not presented by the Company, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

As a result of the above noted limitations on financial reporting, the financial statements and notes thereto for the quarter ended January 31, 2003 do not include any comparative financial information related to the quarter ended January 31, 2002. Since a comparative set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

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

On July 11, 2003, the Company and Executive Risk, the insurance company that provided the Company with its director and officer insurance coverage for a portion of the class period, reached an agreement whereby Executive Risk paid $475,000 to the Company. In exchange for the $475,000 payment, the Company agreed to terminate the director and officer insurance coverage provided by Executive Risk and release and hold harmless Executive Risk for any claims for coverage which could be made by any former director or officer.

On August 18, 2003, the Company reached an agreement to settle the consolidated class action lawsuits, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of the Company’s common stock (fair value of approximately $129,299 as of August 18, 2003), which equaled 6% of the Company’s issued and outstanding shares of common stock on the date the settlement agreement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of its legal costs and expenses incurred by the Company in connection with the class action lawsuit.

On September 12, 2003, the complaint filed in the pending consolidated class action lawsuit against the Company and the other defendants was amended. The amended class action complaint included additional information, including information regarding the alleged improper conduct of certain former officers and directors of the Company. On September 16, 2003, the plaintiffs in the consolidated class action against the Company commenced a related action against the Company’s former independent auditors, Rosenberg, under Section 10(b) of the Exchange Act.

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

FBI Investigation

On November 22, 2002, the FBI executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. As of May 22, 2006, no indictments or charges have been issued against the Company.

NASDAQ Delisting

On March 21, 2003, trading of the Company’s shares of common stock on the NASDAQ SmallCap Market was halted. The Company’s common stock was later delisted from the NASDAQ SmallCap Market on March 28, 2003 for, among other things, failure by the Company to timely file with the SEC its annual report on Form 10-KSB for the fiscal year ended October 31, 2002.

Syntest Litigation

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against Syntho and its president, Muhammed Malik and its principal owner, Breckenridge and its principal owner, Larry Runsdorf, Scott Schrader and his affiliates, Schrader Associates, Bluegrass and Medpharm relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006. In its complaint, the Company alleged that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the Syntest Agreement and that Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, and Schrader offered discounts, incentives and rebates to customers of the Company without the Company’s authorization. In its complaint, the Company also asserted a breach of contract by Syntho, tortious interference with contract by the Breckenridge Group, Schrader, Medpharm and Bluegrass, violations of the Lanham Act by Breckenridge, fraud and violations of the Robinson Patman Act by the Schrader Group, breach of a nondisclosure agreement by Schrader Associates and breach of agreements to pay for goods sold by the Company to Bluegrass and Medpharm. The Company initially sought injunctive relief and monetary damages of an unspecified amount. However, the court, in September 2003, denied the Company’s request for a preliminary injunction against Syntho, holding that the Company had the ability to recover adequate monetary damages for the alleged breach.

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

On February 22, 2006, the Company amended its complaint in this action to, among other things, include claims that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax Pharmaceuticals, Inc. and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

On April 10, 2006, the Syntho Group counterclaimed against Medi-Hut and Century Capital, David R. LaVance and Thomas S. Gifford, as agents of Medi-Hut, for allegedly violating the Lanham Act and tortiously interfering with Syntho’s contractual relationship with Breckenridge. The Company does not believe there is any merit to these counterclaims and will vigorously defend same.

The Company is continuing its action against the Syntho Group in the Syntest litigation pending in the United States District Court for the Eastern District of New York. The Company plans to vigorously pursue this matter through trial.

Litigation Against Certain Former Officers and Directors and Others

On December 4, 2003, the Company commenced litigation in the Superior Court of New Jersey against certain of its former officers and directors, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Greco, an officer of Kinray, Inc. In its complaint, the Company alleged that Joseph A. Sanpietro, a former director and the former President and Chief Executive Officer of the Company, Vincent J. Sanpietro, a former director and the former Chief Operating Officer and Secretary of the Company, Laurence M. Simon, the former Chief Financial Officer of the Company, and Lawrence P. Marasco, the former Vice President of Sales of the Company, caused the Company to suffer significant damage and incur substantial costs by engaging in a scheme to overstate the Company’s revenues and earnings through fraudulent accounting practices. The Company also alleged in its complaint that these former officers and directors, in furtherance of their scheme to defraud, filed materially false and misleading documents with the SEC and disseminated materially false and misleading information to the general public, investors and financial advisors and brokers. In addition to the foregoing, the Company alleged in its complaint that these former officers and directors, with the assistance of Larval Corp., an entity controlled by Mr. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Greco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

In addition, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon. The promissory note, due and payable on October 24, 2003, was issued by Mr. Russo as payment for 100,000 shares of the Company’s common stock which he purchased in a private placement by the Company during the fall of 2001. The Company also sought to recover damages from Mr. Russo for his alleged breach of fiduciary duties to the Company during the time he was serving as an officer of the Company.

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

On July 6, 2004, the Company amended the complaint against certain of its former officers and directors and others and commenced litigation against Muhammed Malik, Intermax Pharmaceuticals, Inc. and Syntho. In its complaint, the Company alleges that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax Pharmaceuticals, Inc. and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate the Company’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The defendants in this action have counterclaimed against the Company for alleged: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud, (4) misrepresentation, (5) fraudulent concealment, (6) violation of the New Jersey Consumer Fraud Act, (7) conversion, and (8) failure to pay for delivered product.

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

In late 2005 and early 2006, defendants Syntho and Muhammed Malik made motions to dismiss Medi-Hut’s claims based on the entire controversy doctrine and the principle of comity. These motions were denied. In April 2006, Syntho and Malik sought leave to appeal the denial of their motion to dismiss on the principle of comity. The motion with respect to this request has not yet been heard by the court.

On April 6, 2006, the Company filed a second amended complaint in which it alleges that, among other things, it has suffered significant damages as a result of the Syntho Group’s breach of the distribution agreement between Syntho and Medi-Hut, pursuant to which Medi-Hut had exclusive rights to distribute Syntest, and the Syntho Group’s related conduct.

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, which served as Medi-Hut’s independent auditor and principal accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, an accounting consultant engaged by the Company to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, the Company alleges that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleges in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate the Company’s revenues and earnings through fraudulent accounting practice, which had a devastating impact on the Company. The Company also alleges in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

In connection with the settlement of the Company’s separate action against Robert S. Russo in the Superior Court of New Jersey on May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for certain non-monetary consideration, the Company agreed to discharge its claims against Koenig.

On February 21, 2006, the Company entered into a settlement agreement and release with Rosenberg. As part of the settlement, the parties released each other from all claims and Rosenberg paid the Company the sum of $425,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party.

Lexington Insurance Lawsuit

On April 14, 2004, a complaint was served on the Company by National Union in the United States District Court for the District of New Jersey. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington. In this action, Lexington alleged that the Company owed the plaintiff $235,000, representing unpaid insurance premiums related to directors and officers insurance for the period January 2003 through December 2003. While the Company did receive a proposal from Lexington, the Company secured directors and officers insurance from another carrier under better terms and at a lower cost. No written binder, policy forms, endorsements nor any other indicia of a Lexington policy were ever delivered to the Company.

On March 10, 2005, the Company filed a third party complaint against Universal and Mayer in the United States District Court for the District of New Jersey. Universal was the retail broker that advised the Company during the Company’s business dealings with Lexington and Mayer was the individual employed by Universal that dealt directly with the Company. In its complaint, the Company alleged that Universal and Mayer were negligent and breached their fiduciary duty to the Company in providing services related to the Company’s procurement of directors and officers insurance.

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

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The plaintiffs allegations are the same as those alleged in the class action lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuit. The Company intends to vigorously defend this action. No accrual has been provided for this lawsuit

Item 2. Changes in Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit List

  See Index of Exhibits Commencing on Page E-1

(b) Report on Form 8-K

Pursuant to a current report on Form 8-K dated November 22, 2002, the Company reported that the FBI had executed a search warrant for the Company’s premises and removed documents from the premises.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	MEDI-HUT CO., INC.

May 25, 2006	By:	/s/ David R. LaVance
David R. LaVance President and Chief Executive
Officer

May 25, 2006	By:	/s/ Thomas S. Gifford
Thomas S. Gifford Executive Vice President, Chief Financial Officer and
Secretary

CERTIFICATIONS PURSUANT TO
RULES 13a-14 AND 15d-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

On March 21, 2003, the Company terminated the employment of its four senior officers due to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001. At the time of their termination, all of these former officers were the subject of an investigation by the United States Department of Justice and three were subject to an investigation by the Securities and Exchange Commission. On August 19, 2003, as a result of the United States Department of Justice investigation, three of the former officers pled guilty to conspiring to inflate the revenue and earnings of the Company and for lying to investigators and the fourth former officer pled guilty to obstruction of justice. Also on August 19, 2003, the former officers who were under investigation by the Securities and Exchange Commission agreed to a consent decree with the Securities and Exchange Commission. As a result of the actions of the former officers of the Company, and due to the Company’s inability to adequately verify the results of the Company’s operations for the year ended October 31, 2002 because of incomplete or missing data, the Company was not able to prepare complete and accurate financial statements for the quarters ended January 31, 2002, April 30, 2002, July 31, 2002 and the year ended October 31, 2002, except for the balance sheet dated as of October 31, 2002 included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002. Since the Company does not have complete and accurate financial statements for 2002, certain portions of this report do not contain the required comparison to the results of operations in 2002. Consequently, the Company’s current Chief Executive Officer is unable to include the certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

CERTIFICATIONS PURSUANT TO
RULES 13a-14 AND 15d-14 OF THE
SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

On March 21, 2003, the Company terminated the employment of its four senior officers due to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001. At the time of their termination, all of these former officers were the subject of an investigation by the United States Department of Justice and three were subject to an investigation by the Securities and Exchange Commission. In August 19, 2003, as a result of the United States Department of Justice investigation, three of the former officers pled guilty to conspiring to inflate the revenue and earnings of the Company and for lying to investigators and the fourth former officer pled guilty to obstruction of justice. Also in August 19, 2003, the former officers who were under investigation by the Securities and Exchange Commission agreed to a consent decree with the Securities and Exchange Commission. As a result of the actions of the former officers of the Company, and due to the Company’s inability to adequately verify the results of the Company’s operations for the year ended October 31, 2002 because of incomplete or missing data, the Company was not able to prepare complete and accurate financial statements for the quarters ended January 31, 2002, April 30, 2002, July 31, 2002 and the year ended October 31, 2002, except for the balance sheet dated as of October 31, 2002 included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002. Since the Company does not have complete and accurate financial statements for 2002, certain portions of this report do not contain the required comparison to the results of operations in 2002. Consequently, the Company’s current Chief Financial Officer is unable to include the certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

INDEX TO EXHIBITS

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

4.1
Specimen stock certificate representing Medi-Hut’s common stock. (Incorporated by reference to Exhibit 4.1 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

4.2
Convertible Debenture for $50,000, dated May 1, 2005, issued to Manor Oaks Capital Management (Incorporated by reference to Exhibit 4.2 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

4.3
Convertible Debenture for $50,000, dated May 1, 2005, issued to Chartwell Partners, LLP (Incorporated by reference to Exhibit 4.3 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

4.4
Convertible Debenture for $50,000, dated May 1, 2005, issued to Glenwood Partners, L.P. (Incorporated by reference to Exhibit 4.4 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

4.5
Convertible Debenture for $50,000, dated May 1, 2005, issued to Radiology for South Philadelphia Profit Sharing Plan (Incorporated by reference to Exhibit 4.5 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

4.6
Convertible Debenture for $50,000, dated May 1, 2005, issued to Mark W. Cooper (Incorporated by reference to Exhibit 4.6 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

4.7
Convertible Debenture for $50,000, dated May 1, 2005, issued to Richard Rimer (Incorporated by reference to Exhibit 4.7 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.1
Joint Venture Agreement between Medi-Hut and COA International Industries, Inc., dated November 16, 2000 (Incorporated by reference to Exhibit 10.8 to Medi-Hut’s Registration Statement on Form SB-2, Registration No. 333-72504, filed with the SEC on October 30, 2001).

10.2
Distribution Agreement between Medi-Hut and Syntho Pharmaceuticals, Inc., dated November 20, 2001 (Incorporated by reference to Exhibit 10.2 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.3
Amendment, dated February 7, 2002, to the Distribution Agreement, dated November 20, 2001, between Medi-Hut and Syntho Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.4
Amendment, dated April 3, 2002, to the Distribution Agreement, dated November 20, 2001, between Medi-Hut and Syntho Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.4 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.5
Medi-Hut Co., Inc. 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (Incorporated by reference to Exhibit B of Medi-Hut’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.6
Consulting Services Agreement, dated as of February 1, 2003, between Medi-Hut and Century Capital Associates, LLC (Incorporated by reference to Exhibit 10.1 to Medi-Hut’s Current Report on Form 8-K filed with the SEC on March 3, 2003).

10.7
Amended and Restated Consulting Services Agreement, dated as of February 1, 2005, between Medi-Hut and Century Capital Associates, LLC (Incorporated by reference to Exhibit 10.7 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.8
Warrant to purchase 1,500,000 shares of Medi-Hut common stock, dated February 1, 2003, issued to Century Capital Associates, LLC (Incorporated by reference as Exhibit 4.1 to Medi-Hut’s Current Report on Form 8-K filed with the SEC on March 3, 2003).

10.9
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to James G. Aaron. (Incorporated by reference to Exhibit 10.9 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.10
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to Richard E. Otto. (Incorporated by reference to Exhibit 10.10 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.11
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to John A. Moore. (Incorporated by reference to Exhibit 10.11 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.12
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to Salvatore J. Badalamenti. (Incorporated by reference to Exhibit 10.12 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.13
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Richard E. Otto. (Incorporated by reference to Exhibit 10.13 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.14
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to John A. Moore. (Incorporated by reference to Exhibit 10.14 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.15
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Salvatore J. Badalamenti. (Incorporated by reference to Exhibit 10.15 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.16
Warrant to Purchase 700,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Century Capital Associates, LLC. (Incorporated by reference to Exhibit 10.16 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.17
Warrant to Purchase 500,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to Century Capital Associates, LLC. (Incorporated by reference to Exhibit 10.17 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.18
Warrant to Purchase 200,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to John A. Moore. (Incorporated by reference to Exhibit 10.18 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.19
Warrant to Purchase 200,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to Richard E. Otto. (Incorporated by reference to Exhibit 10.19 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.20
Loan Agreement between Medi-Hut and Medi-Hut International, dated June 7, 2002. (Incorporated by reference to Exhibit 10.20 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.21
Non-Exclusive License Agreement between Medi-Hut, COA International Industries, Inc., Medi-Hut International and Young-Kil Shin, dated September 18, 2003. (Incorporated by reference to Exhibit 10.21 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.22
Memorandum of Understanding between Medi-Hut and Medi-Hut International Co., Ltd, dated September 18, 2003. (Incorporated by reference to Exhibit 10.22 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

10.23
Shared Services Agreement, dated May 1, 2004, between Medi-Hut and Century Capital Associates LLC. (Incorporated by reference to Exhibit 10.23 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

14.1
Chief Executive and Senior Financial Officer Code of Ethics. (Incorporated by reference to Exhibit 14.1 to Medi-Hut’s Annual Report on Form 10-KSB, File No. 0-27119, filed with the SEC on November 25, 2005.)

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.