Form 10QSB
period 2003-04-30
MEDI HUT CO INC
filed 2006-05-26
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended April 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 0-27119

MEDI-HUT CO., INC.
(Name of small business issuer in its charter)

Nevada	22-2436721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

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

Medi-Hut Co., Inc.

PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements

Medi-Hut Co., Inc.
Balance Sheets

	April 30, 2003 (Unaudited)	October 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,518,016	$3,695,890
Accounts receivable, less reserve of $6,543 and $471,210, respectively	331,390	4,471,185
Accounts receivable - related party	--	479,339
Inventories	1,208,255	278,724
Prepaid insurance	363,265	--
Prepaid expenses	75,421	148,260

Total current assets	3,496,347	9,073,398

Other assets:
Note receivable - related party, less reserve of $461,403 and $304,318, respectively	--	--
Distribution rights	1,000,000	1,000,000
Income tax refund	287,388	287,388
Other	88,626	34,080

Total other assets	1,376,014	1,321,468

Total assets	$4,872,361	$10,394,866

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$276,636	$5,345,457
Accounts payable - related party	20,086	7,107
Accrued expenses	159,619	135,509
Reserve for class action lawsuit settlement	529,299	529,299

Total current liabilities	985,640	6,017,372

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 14,558,800 shares issued; 14,366,500 and 14,413,900 shares outstanding, respectively	14,559	14,559
Additional paid in capital	19,215,466	18,620,572
Treasury stock at cost, 192,300 and 144,900 shares, respectively	(419,523)	(363,717)
Stock subscription receivable	(300,000)	(300,000)
Deferred compensation	--	(26,180)
Accumulated deficit	(14,623,781)	(13,567,740)

Total stockholders' equity	3,886,721	4,377,494

Total liabilities and stockholders' equity	$4,872,361	$10,394,866

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Statements of Operations
(Note 2)

	For the Three Months Ended April 30, 2003 (Unaudited)		For the Six Months Ended April 30, 2003 (Unaudited)

Net sales		$1,174,249	$6,175,252
Cost of sales		555,489	4,297,121
Gross profit		618,760	1,878,131

Operating expenses:
Selling and marketing		116,901	250,772
General and administrative		1,914,014	2,673,188

Total operating expenses		2,030,915	2,923,960

Loss from operations		(1,412,155)	(1,045,829)

Interest income		2,845	11,318
Interest expense		(6,223)	(21,530)

Net loss	$	(1,415,533)	$(1,056,041)

Net loss per common and common equivalent share, basic and diluted:		$(0 .10)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted:		14,392,597	14,403,425

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Statement of Cash Flows
(Note 2)

For the Six Months Ended April 30, 2003 (Unaudited)
Cash flows from operating activities:
Net loss	$(1,056,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,452
Amortization of deferred compensation	7,480
Consulting expense related to warrants	613,594
Reserve on accounts receivable	(464,667)
Reserve on note receivable - related party	150,000
Changes in operating assets and liabilities
Accounts receivable	4,604,462
Accounts receivable - related party	479,339
Inventories	(929,531)
Prepaid insurance	(363,265)
Prepaid expenses	72,839
Accounts payable	(5,068,821)
Accounts payable - related party	12,979
Accrued expenses	24,110

Net cash used in operating activities	(1,909,070)

Cash flows from investing activities:
Purchases of other assets	(74,785)
Proceeds from sale of other assets	11,787
Note receivable - related party	(150,000)

Net cash used in investing activity	(212,998)

Cash flows from financing activities:
Proceeds from line of credit	1,500,000
Repayment of line of credit	(1,500,000)
Purchase of Company common stock	(55,806)

Net cash used in financing activities	(55,806)

Decrease in cash and cash equivalents	(2,177,874)
Cash and cash equivalents - beginning of period	3,695,890

Cash and cash equivalents - end of period	$1,518,016

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$20,356

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

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

The financial statements as of and for the three and six months ended April 30, 2003 were prepared by the Company’s current management team.

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

As a result of the above noted limitations on financial reporting, the financial statements and notes thereto for the quarter and six months ended April 30, 2003 does not include any comparative financial information related to the quarter and six months ended April 30, 2002. Since a comparative set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

3.	Discontinuance of Product Lines

The Company discontinued all product sales during the fiscal years ended October 31, 2003 and October 31, 2004. The Company does not have any recurring revenue from the sale of products and is in the process of identifying a product or company to acquire in order to develop a new business.

4.	Concentration

The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. The Company generally has not experienced any material losses related to trade receivables from individual customers. As of April 30, 2003, Rugby Laboratories, Inc. (“Rugby”), Bergin Brunswig Drug Company (“Bergin”), McKesson Corporation (“McKesson”) and Eckerd Corporation (“Eckerd”) accounted for approximately 26%, 25%, 18% and 13% of accounts receivable, respectively. Subsequent to April 30, 2003, all accounts receivable, less reserves, had been collected in full.

For the three months ended April 30, 2003, Medpharm Corporation (“Medpharm”), Eckerd, Rugby and Bergin accounted for approximately 23%, 20%, 12% and 10%, respectively, of net sales. For the six months ended April 30, 2003, McKesson, 824 Drug Inc. and Eckerd accounted for approximately 35%, 17% and 16%, respectively, of net sales.

As of April 30, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the three months ended April 30, 2003, Calatex Inc., Triad Group, Inc. and Larval Corporation (“Larval”) accounted for approximately 37%, 26% and 20% of total purchases. For the six months ended April 30, 2003, Syntho Pharmaceuticals, Inc. (“Syntho”) and Kinray, Inc. accounted for approximately 61% and 19% respectively, of total purchases.

5.	Accounts Receivable

As of April 30, 2003, the accounts receivable reserves for doubtful accounts amounted to $0 and the reserve for sales returns and allowances on product sales was $6,543.

6.	Inventories

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of April 30, 2003, inventory consisted solely of finished goods.

7.	Note Receivable - Related Party

In June 2002 and February 2003, the Company provided Medi-Hut International (Mfg.) Co., Ltd. (“MHI”), a related party, with $300,000 and $150,000, respectively, in working capital to fund MHI’s operations. Effective June 7, 2002, the Company and MHI entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which MHI agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005, $125,000 on December 31, 2006 and $125,000 on or before December 31, 2007. As of April 30, 2003, the Company had reserved for the entire balance of principal ($450,000) and interest ($11,403) due to the financial condition of MHI.

8.	Related Party Transactions

Joseph A. Sanpietro is the Company’s founder and former Chief Executive Officer and Chairman whose employment was terminated by the Company on March 21, 2003. On March 28, 2003, the Company entered into a consulting agreement with Mr. Sanpietro in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003. For the three and six months ended April 30, 2003, the Company was billed $14,583 for consulting services rendered by Mr. Sanpietro. As of April 30, 2003, there were no accounts payable to Mr. Sanpietro by the Company.

James G. Aaron, a member of the Company’s Board of Directors as of April 30, 2003, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C. For the three and six months ended April 30, 2003, the Company was billed $5,063 and $16,572, respectively, for legal services rendered by Ansell, Zaro, Grimm & Aaron, PC. As of April 30, 2003, the Company owed Ansell Zaro Grimm & Aaron, P.C. $5,063, which amount was paid in full by the Company during August 2003.

The Company has a 44% stock ownership interest in MHI, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During November 2002 and January 2003, the Company purchased Elite Safety Syringes from MHI for a total purchase price of $100,002. This amount was paid by the Company during November 2002 and February 2003. As of April 30, 2003, there were no accounts payable to MHI.

Lawrence P. Marasco, the Company’s Vice President of Sales and Marketing during the quarter ended January 31, 2003, was the sole officer, director and shareholder of Larval, a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During the quarter ended April 30, 2003, the Company purchased product with a total purchase price of $22,908 from Larval and sold product to Larval for a total sales price of $20,561. For the six months ended April 30, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price at $432,490. As of April 30, 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. For the three and six months ended April 30, 2003, the Company was billed $187,500 and $238,500, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued a warrant to purchase 1,500,000 shares of common stock to Century Capital (see Note 13). As of April 30, 2003, the Company owed Century Capital $15,022, which amount was paid in full by the Company during May 2003. In addition, as of April 30, 2003 the Company accrued $31,250 related to the minimum annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004. This amount was paid in full by the Company during the fiscal year ended October 31, 2004.

9.	Line of Credit

On February 26, 2002, the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank (“PNC”). Pursuant to the Loan Agreement, the Company secured a $750,000 note (the “Note”) under which the Company was permitted to draw-down money until February 1, 2003. In addition, the Company secured a $2,000,000 line of credit (“Line of Credit”) for a term of one year ending February 1, 2003. On November 13, 2002, the Company borrowed $1,500,000 pursuant to the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in technical default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. As of April 30, 2003, there were no amounts outstanding on the Line of Credit.

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

The Company did not grant any options to employees during the three or six months ended April 30, 2003. During the three and six months ended April 30, 2003, the Company recognized $613,594 of consulting expense related to the warrant issued to Century Capital on February 1, 2003 (see Note 13). The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards made prior to the three and six months ended April 30, 2003:

	For the Three Months Ended April 30, 2003	For the Six Months Ended April 30, 2003

Reported net loss	$(1,415,533)	$(1,056,041)
Stock-based employee compensation expense included in net income, net of related tax effects	1,870	7,480
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(2,316)	(9,263)
Pro forma net loss	$(1,415,979)	$(1,057,824)
Basic and diluted net loss per share:
As reported	$(0.10)	$(0.07)

Pro forma	$(0.10)	$(0.07)

11.	Net Loss Per Common Share

Basic net loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. For periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive. During the three and six months ended April 30, 2003 the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of April 30, 2003, total potential dilutive securities included 2,080,000 warrants and 13,200 options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	For the Three Months Ended April 30, 2003	For the Six Months Ended April 30, 2003

Net loss (numerator)	$(1,415,533)	$(1,056,041)

Weighted average common shares (denominator for basic income per share)	14,392,597	14,403,425

Effect of dilutive securities:
Stock options	--	--
Warrants	--	--
Weighted average common and potential common shares outstanding	14,392,597	14,403,425

Basic and diluted net loss per share	$(0.10)	$(0.07)

12.	Income Taxes

The Company has approximately $2,383,219 and $2,369,152 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2002 and are available to offset future taxable income in fiscal years 2003 through 2023. The net operating losses for federal income tax purposes expire beginning in 2021 and for state income tax purposes begin expiring in 2008. The valuation allowance increased $421,206 during the six months ended April 30, 2003 attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of April 30, 2003 and October 31, 2002 are as follows:

	April 30, 2003	October 31, 2002

Net operating loss	$1,032,380	$560,057
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	184,284	121,545
Reserve on accounts receivable - related party	303,063	303,063
Accrual for class action lawsuit settlement	211,402	211,402
Accrual for sales discounts	2,613	188,201
Other reserves	18,038	18,038
Depreciation and amortization	20,949	19,759
Consulting expense	--	176,135
Consulting expense related to warrants	245,069	--
Other	16,542	14,934
Total gross deferred tax assets	4,140,909	3,719,703
Valuation allowance	(4,140,909)	(3,719,703)
Net deferred tax assets	$--	$--

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

13.	Stockholders Equity

Treasury Stock

During the three months ended April 30, 2003, the Company purchased 47,400 shares of its common stock in the open market for total consideration of $55,806.

Warrant to Purchase Common Stock

During the three months ended April 30, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrants vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three and six months ended April 30, 2003, the Company recorded $613,594 of consulting expense associated with warrants that had vested pursuant to the warrant agreement.

14.	Government Proceedings and Litigation

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

Class Action Lawsuits

Beginning in February 2002, the Company and certain of its former officers and directors were named in an aggregate of eleven class action lawsuits filed in the United States District Court for the District of New Jersey. The lawsuits alleged that, among other contentions, the Company and certain of its former officers and directors failed to disclose a related party transaction between the Company and the Company’s former Vice President of Sales, in its periodic reports filed with the SEC. On January 13, 2003, the class action lawsuits were consolidated. See Note 16.

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

Syntest Litigation

On April 18, 2003, Scott Schrader (“Schrader”) and his affiliates, namely Schrader & Associates, LLC (“Schrader Associates”), Bluegrass Drug LLC (“Bluegrass”) and Medpharm Corporation (“Medpharm”) (collectively, the “Schrader Group”) commenced three separate actions in Kentucky against the Company alleging, among other things, that the Company breached the brokerage agreement entered into by the Company and members of the Schrader Group. In its complaint, the Schrader Group sought unspecified monetary damages. See Note 16.

15.	Recent Accounting Pronouncements

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

The FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaced APB Opinion No. 20, “Accounting Changes.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company presently does not believe there will be any impact from the adoption of this new statement on its financial statements.

16.	Subsequent Events

Government Proceedings and Investigations

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

For the three and six months ended April 30, 2003, net sales were $1,174,249 and $6,175,252, respectively. For the three and six months ended April 30, 2003, net sales by product category were as follows:

	For the Three Months Ended April 30, 2003	For the Six Months Ended April 30, 2003

Syntest	$984,842	$4,509,953
Name Brand and Generic Drugs	4,588	1,346,638
Condoms	129,579	220,040
Disposable Medical Products	55,240	98,621
	$1,174,249	$6,175,252

During the three and six months ended April 30, 2003, sales of Syntest, a hormone replacement therapy drug, represented approximately 84% and 73%, respectively, of net sales and sales of pharmaceutical products represent approximately 1% and 22%, respectively, of net sales. Recurring sales of Syntest ceased in March 2003 due to a dispute with the manufacturer of Syntest. See Part II, Item 1. Legal Proceedings - Syntest Litigation. The sale of name brand and generic drugs ceased in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

Cost of Sales. During the three and six months ended April 30, 2003, the cost of sales were approximately 47% and 70%, respectively, of net sales. Cost of sales as a percentage of net sales decreased from the quarter ended January 31, 2003 to April 30, 2003 as a result of the Company’s decision to stop selling name brand and generic drugs which generated lower margins.

Selling and Marketing. For the three and six months ended April 30, 2003, selling and marketing expenses were $116,901 and $250,772, respectively, or approximately 10% and 4%, respectively, of net sales. Selling and marketing costs as a percentage of net sales increased from the quarter ended January 31, 2003 to April 30, 2003 as a result of the Company’s reduction in sales due to the decision to stop selling name brand and generic drugs due to low margins and Syntho’s decision to stop selling to the Company the hormone replacement therapy drug, Syntest.

General and Administrative. For the three and six months ended April 30, 2003, general and administrative expenses were $1,914,014 and $2,673,188, respectively, or approximately 163% and 43%, respectively, of net sales. The Company incurred significant legal and consulting expenses related to the SEC investigation, the NASDAQ investigation and the class action lawsuits during both the three and six months ended April 30, 2003, which approximated $342,810 and $658,105, respectively. In addition, the Company incurred consulting expenses related to new management and other professionals engaged to evaluate the Company’s business and to assist in the turn around of the Company’s operations which amounted to $878,099 for both the three and six months ended April 30, 2003. This amount included $613,594 of consulting expense related to the issuance of warrants to purchase common stock. The Company also incurred $208,310 and $303,181 of expense related to the obtainment of director and officer liability insurance and product liability insurance during the three and six months ended April 30, 2003. See Part II, Item 1. Legal Proceedings - SEC Investigation and Class Action Lawsuits.

Other Income (Expenses). During the three and six months ended April 30, 2003, the Company incurred interest expense of $6,223 and $21,530, respectively, and earned interest income of $2,845 and $11,318, respectively.

Net Loss. For the three months ended April 30, 2003, the Company had a net loss of $1,415,533 or $0.10 per share (basic and diluted) and for the six months ended April 30, 2003, the Company had a net loss of $1,056,041 or $0.07 per share (basic and diluted).

Liquidity and Capital Resources

Operating Activities. During the six months ended April 30, 2003, the Company utilized $1,909,070 of cash flow in operations. Cash for the six months ended April 30, 2003 related to operating activities was increased primarily due to a reduction in accounts receivable and related party accounts receivable of $5,083,801, a decrease in prepaid expenses of $72,839, an increase in the reserve on the related party note receivable of $150,000, consulting expense of $613,594 related to the issuance of warrants to purchase common stock and amortization of deferred compensation of $7,480. The Company’s cash position during the six months ended April 30, 2003 was reduced primarily due to an increase in inventories of $929,531, an increase in prepaid insurance of $363,265, a decrease in accounts payable of $5,068,821, a decrease in the reserve on accounts receivable of $464,667 and a net loss of $1,056,041. The increase in inventories was primarily due to the increased sales of Syntest. The decrease in accounts payable was primarily related to payments to the manufacturer of Syntest.

Investment Activities. During the six months ended April 30, 2003, the Company utilized $212,998 of cash flow in investing activities. Cash utilized in investment activities consisted of the purchase of office equipment of $74,785 and an increase in the loan to a related party (MHI) of $150,000.  This was offset by the sale of an automobile which generated $11,787 of cash proceeds.

Financing Activities. During the six months ended April 30, 2003, cash flows used in financing activities were $55,806 which consisted of $1,500,000 of borrowings under the Company’s Line of Credit and the subsequent repayment of the $1,500,000 and the purchase of the Company’s common stock in the open market totaling $55,806.

Liquidity and Capital Resources. As of April 30, 2003, the Company had a working capital balance of $2,510,707. At that date, cash and cash equivalents totaled $1,518,016.

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

As a result of the above noted limitations on financial reporting, the financial statements and notes thereto for the quarter and six months ended April 30, 2003 do not include any comparative financial information related to the quarter and six months ended April 30, 2002. Since a comparative set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

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

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The plaintiffs allegations are the same as those alleged in the class action lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuit. The Company intends to vigorously defend this action. No accrual has been provided for this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

    Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit List

  See Index of Exhibits Commencing on Page E-1

(b) Reports on Form 8-K

Pursuant to a current report on Form 8-K dated February 13, 2003, the Company reported the delay in the completion and filing of its annual report on Form 10-KSB for the fiscal year ended October 31, 2002.

Pursuant to a current report on Form 8-K dated February 21, 2003, the Company reported the engagement of Century Capital to provide it with general corporate, business and advisory services.

Pursuant to a current report on Form 8-K dated March 11, 2003, the Company reported the receipt of a notice of additional deficiencies from the NASDAQ stock market.

Pursuant to a current report on Form 8-K dated March 14, 2003, the Company reported that the NASDAQ hearing that had been scheduled for March 13, 2003 had been postponed.

Pursuant to a current report on Form 8-K dated March 21, 2003, the Company reported (1) the appointment of David R. LaVance and Thomas S. Gifford as members of the Company’s board of directors and as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, and the election of David R. LaVance as Chairman of the Board, (2) the termination of Joseph Sanpietro, Jr., Vincent J. Sanpietro and Lawrence M. Simon as officers and employees of the Company, and the termination of Joseph Sanpietro, Jr. as an employee, and (3) that the financial results contained in the quarterly reports on Forms 10-Q for the periods ended July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001 were under review and should not be relied upon by investors and shareholders.

Pursuant to a current report on Form 8-K dated March 28, 2003, as amended, the Company reported (1) the dismissal of its auditing firm, Rosenberg, and (2) the Company’s involuntary delisting from the NASDAQ SmallCap Market, effective March 28, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	MEDI-HUT CO., INC.

May 25, 2006	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

May 25, 2006	By:	/ s/ Thomas S. Gifford
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