Form 10QSB
period 2003-07-31
MEDI HUT CO INC
filed 2006-05-26
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended July 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 0-27119

MEDI-HUT CO., INC.
(Name of small business issuer in its charter)

Nevada	22-2436721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

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

MEDI-HUT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Medi-Hut Co., Inc.
Balance Sheets

	July 31, 2003 (Unaudited)	October 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,917,790	$3,695,890
Accounts receivable, less reserve of $0 and $471,210, respectively	154,614	4,471,185
Accounts receivable - related party	--	479,339
Inventories	98,239	278,724
Prepaid insurance	242,199	--
Prepaid expenses	44,932	148,260

Total current assets	2,457,774	9,073,398

Other assets:
Note receivable - related party, less reserve of $465,940 and $304,318, respectively	--	--
Distribution rights	1,000,000	1,000,000
Income tax refund	287,388	287,388
Restricted cash	475,000	--
Security deposit	33,388	--
Other	84,386	34,080

Total other assets	1,880,162	1,321,468

Total assets	$4,337,936	$10,394,866

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$321,033	$5,345,457
Accounts payable - related party	10,190	7,107
Accrued expenses	151,398	135,509
Reserve for class action lawsuit settlement	529,299	529,299
Deferred revenue	47,250

Total current liabilities	1,059,170	6,017,372
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 14,558,800 shares issued; 14,366,500 and 14,413,900 shares outstanding, respectively	14,559	14,559
Additional paid in capital	19,415,135	18,620,572
Treasury stock at cost, 192,300 and 144,900 shares, respectively	(419,523)	(363,717)
Stock subscription receivable	(300,000)	(300,000)
Deferred compensation	(153,650)	(26,180)
Accumulated deficit	(15,277,755)	(13,567,740)

Total stockholders' equity	3,278,766	4,377,494

Total liabilities and stockholders' equity	$4,337,936	$10,394,866

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Statements of Operations
(Note 2)

	For the Three Months Ended July 31, 2003 (Unaudited)		For the Nine Months Ended July 31, 2003 (Unaudited)

Net sales		$1,276,346	$7,451,598
Cost of sales		1,263,990	5,561,111
Gross profit		12,356	1,890,487

Operating expenses:
Selling and marketing		133,614	384,386
General and administrative		1,007,716	3,680,904

Total operating expenses		1,141,330	4,065,290

Loss from operations		(1,128,974)	(2,174,803)

Proceeds from settlement of litigation		475,000	475,000
Interest income		--	11,318
Interest expense		--	(21,530)

Net loss	$	(653,974)	$(1,710,015)

Net loss per common and common equivalent share, basic and diluted:		$(0.05)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted:		14,366,500	14,390,981

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Statement of Cash Flows
(Note 2)

For the Nine Months Ended July 31, 2003 (Unaudited)
Cash flows from operating activities:
Net loss	$(1,710,015)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	12,692
Amortization of deferred compensation	8,968
Consulting expense related to warrants	658,125
Reserve on accounts receivable	(471,210)
Reserve on note receivable – related party	150,000
Changes in operating assets and liabilities
Accounts receivable	4,787,781
Accounts receivable – related party	479,339
Inventories	180,485
Prepaid insurance	(242,199)
Prepaid expenses	103,328
Restricted cash	(475,000)
Security deposit	(33,388)
Accounts payable	(5,024,424)
Accounts payable - related party	3,083
Accrued expenses	15,889
Deferred revenue	47,250

Net cash used in operating activities	(1,509,296)

Cash flows from investing activities:
Purchases of other assets	(74,785)
Proceeds from sale of other assets	11,787
Note receivable - related party	(150,000)

Net cash used in investing activities	(212,998)

Cash flows from financing activities:
Proceeds from line of credit	1,500,000
Repayment of line of credit	(1,500,000)
Purchase of Company common stock	(55,806)

Net cash used in financing activities	(55,806)

Decrease in cash and cash equivalents	(1,778,100)
Cash and cash equivalents - beginning of period	3,695,890

Cash and cash equivalents - end of period	$1,917,790

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$20,356

The accompanying notes are an integral part of these financial statements.

Medi-Hut Co., Inc.
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

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

The financial statements as of and for the three and nine months ended July 31, 2003 were prepared by the Company’s current management team.

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

As a result of the above noted limitations on financial reporting, the financial statements and notes thereto for the quarter and nine months ended July 31, 2003 does not include any comparative financial information related to the quarter and nine months ended July 31, 2002. Since a comparative set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

3.	Discontinuance of Product Lines

The Company discontinued all product sales during the fiscal years ended October 31, 2003 and October 31, 2004. The Company does not have any recurring revenue from the sale of products and is in the process of identifying a product or company to acquire in order to develop a new business.

4.	Concentration

The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. The Company generally has not experienced any material losses related to trade receivables from individual customers. As of July 31, 2003, Rugby Laboratories, Inc. (“Rugby”) accounted for approximately 95% of accounts receivable. Subsequent to July 31, 2003, all accounts receivable, less reserves, had been collected in full.

For the three months ended July 31, 2003, Breckenridge Pharmaceutical, Inc. (“Breckenridge”) and Rugby accounted for approximately 81% and 13%, respectively, of net sales. For the nine months ended July 31, 2003, McKesson Corporation, 824 Drug Inc., Breckenridge and Eckerd Corporation accounted for approximately 29%, 14%, 14% and 13%, respectively, of net sales.

As of July 31, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the three months ended July 31, 2003, Calatex, Inc. and Triad Group, Inc. accounted for approximately 57% and 16%, respectively, of total purchases. For the nine months ended July 31, 2003, Syntho Pharmaceuticals, Inc. (“Syntho”) and Kinray Inc. accounted for approximately 59% and 18% of total purchases.

5.	Accounts Receivable

As of July 31, 2003, the accounts receivable reserves for doubtful accounts and the reserve for sales returns and allowances on product sales were $0.

6.	Inventories

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of July 31, 2003, inventory consisted solely of finished goods.

7.	Note Receivable – Related Party

In June 2002 and February 2003, the Company provided Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”), a related party, with $300,000 and $150,000, respectively, in working capital to fund Medi-Hut International’s operations. Effective June 7, 2002, the Company and Medi-Hut International entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which Medi-Hut International agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005, $125,000 on December 31, 2006 and $125,000 on or before December 31, 2007. As of July 31, 2003, the Company had reserved for the entire balance of principal ($450,000) and interest ($15,940) due to the financial condition of Medi-Hut International.

8.	Related Party Transactions

Joseph A. Sanpietro is the Company’s founder and former Chief Executive Officer and Chairman whose employment was terminated by the Company on March 21, 2003. On March 28, 2003, the Company entered into a consulting agreement with Mr. Sanpietro in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003. For the three and nine months ended July 31, 2003, the Company was billed $6,232 and $20,815, respectively, for consulting services rendered by Mr. Sanpietro. As of July 31, 2003, there were no accounts payable to Mr. Sanpietro by the Company.

James G. Aaron, a member of the Company’s Board of Directors as of July 31, 2003, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C. For the three and nine months ended July 31, 2003, the Company was billed $348 and $16,920, respectively, for legal services rendered by Ansell, Zaro, Grimm & Aaron, PC. As of July 31, 2003, the Company owed Ansell Zaro Grimm & Aaron, P.C. $5,411, which amount was paid in full by the Company during August 2003.

The Company has a 44% stock ownership interest in MHI, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During November 2002 and January 2003, the Company purchased Elite Safety Syringes from MHI for a total purchase price of $100,002. This amount was paid by the Company during November 2002 and February 2003. As of July 31, 2003, there were no accounts payable to MHI.

Lawrence P. Marasco, the Company’s Vice President of Sales and Marketing during the quarter ended January 31, 2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During the quarter ended July 31, 2003, the Company did not purchase any product from Larval and sold product to Larval for a total sales price of $13,584. For the nine months ended July 31, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price at $444,262. As of July 31, 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. For the three and nine months ended July 31, 2003, the Company was billed $225,000 and $463,500, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued a warrant to purchase 1,500,000 shares of common stock to Century Capital (see Note 13). As of July 31, 2003, the Company owed Century Capital $4,779, which amount was paid in full by the Company during August 2003. In addition, as of July 31, 2003 the Company accrued $62,500 related to the minimum annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004. This amount was paid in full by the Company during the fiscal year ended October 31, 2004.

9.	Line of Credit

On February 26, 2002, the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank (“PNC”). Pursuant to the Loan Agreement, the Company secured a $750,000 note (the “Note”) under which the Company was permitted to draw-down money until February 1, 2003. In addition, the Company secured a $2,000,000 line of credit (“Line of Credit”) for a term of one year ending February 1, 2003. On November 13, 2002, the Company borrowed $1,500,000 pursuant to the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in technical default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. As of July 31, 2003, there were no amounts outstanding on the Line of Credit.

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

The Company did not grant any options to employees during the three or nine months ended July 31, 2003. During the three and nine months ended July 31, 2003, the Company recognized $44,531 and $658,125, respectively, of consulting expense related to the warrant issued to Century Capital on February 1, 2003 (see Note 13). During the three and nine months ended July 31, 2003, the Company recognized $1,488 of consulting expense related to the warrant issued to each of the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 (see Note 12). The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards made prior to the three and nine months ended July 31, 2003:

	For the Three Months Ended July 31, 2003	For the Nine Months Ended July 31, 2003

Reported net loss	$(653,974)	$(1,710,015)
Stock-based employee compensation expense included in net income, net of related tax effects	--	7,480
Stock-based employee compensation determined under the fair value based method, net of related tax effects	--	(9,263)
Pro forma net loss	$(653,974)	$(1,711,798)
Basic and diluted net loss per share:
As reported	$(0.05)	$(0.12)

Pro forma	$(0.05)	$(0.12)

11.	Net Loss Per Common Share

Basic net loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive. During the three and nine months ended July 31, 2003, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of July 31, 2003, total potential dilutive securities included 2,880,000 warrants and 13,200 options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

	For the Three Months Ended July 31, 2003	For the Nine Months Ended July 31, 2003

Net loss (numerator)	$(653,974)	$(1,710,015)

Weighted average common shares (denominator for basic income per share)	14,366,500	14,390,981

Effect of dilutive securities:
Stock options	--	--
Warrants	--	--
Weighted average common and potential common shares outstanding	14,366,500	14,390,981
Basic and diluted net loss per share	$(0.05)	$(0.12)

12.	Income Taxes

The Company has approximately $2,383,219 and $2,369,152 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2002 and are available to offset future taxable income in fiscal years 2003 through 2023. The net operating losses for federal income tax purposes expire beginning in 2021 and for state income tax purposes begin expiring in 2008. The valuation allowance increased $682,392 during the nine months ended July 31, 2003 attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of July 31, 2003 and October 31, 2002 are as follows:

	July 31, 2003	October 31, 2002

Net operating loss	$1,267,082	$560,057
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	186,096	121,545
Reserve on accounts receivable - related party	303,063	303,063
Accrual for class action lawsuit settlement	211,402	211,402
Accrual for sales discounts	--	188,201
Other reserves	18,038	18,038
Depreciation and amortization	20,645	19,759
Consulting expense	--	176,135
Consulting expense related to warrants	262,855	--
Other	26,345	14,934
Total gross deferred tax assets	4,402,095	3,719,703
Valuation allowance	(4,402,095)	(3,719,703)
Net deferred tax assets	$--	$--

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

13.	Stockholders Equity

Treasury Stock

During the nine months ended July 31, 2003, the Company purchased 47,400 shares of its common stock in the open market for total consideration of $55,806.

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. During the quarter ended April 30, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrants vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three and nine months ended July 31, 2003, the Company recorded $44,531 and $658,125, respectively, of consulting expense associated with warrants that had vested pursuant to the warrant agreement.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008, subject to adjustment. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,666), on and after the first anniversary date (66,666) and on and after the second anniversary date (66,668). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64% and an expected life of 5 years. The warrants had a fair value of approximately $155,138 at the date of issuance.

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

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against Syntho and its president, Muhammed Malik (collectively, the “Syntho Group”), Breckenridge and its principal owner, Larry Runsdorf (collectively, the “Breckenridge Group”), and the Schrader Group relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006 (the “Syntest Agreement”). In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the Syntest Agreement and that Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

For the three and nine months ended July 31, 2003, net sales were $1,276,346 and $7,451,598, respectively. For the three and nine months ended July 31, 2003, net sales by product category were as follows:

	For the Three Months Ended July 31, 2003	For the Nine Months Ended July 31, 2003

Syntest	$1,049,547	$5,559,500
Name Brand and Generic Drugs	13,584	1,360,222
Condoms	151,435	371,475
Disposable Medical Products	61,780	160,401
	$1,276,346	$7,451,598

During the three and nine months ended July 31, 2003, sales of Syntest, a hormone replacement therapy drug, represented approximately 82% and 75%, respectively, of net sales and sales of pharmaceutical products represent approximately 1% and 18%, respectively, of net sales. Recurring sales of Syntest ceased in March 2003 due to a dispute with the manufacturer of Syntest. See Part II, Item 1. Legal Proceedings - Syntest Litigation. In July 2003, the Company sold the majority of its remaining Syntest inventory for $1,032,480. The recurring sale of name brand and generic drugs ceased in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

Cost of Sales. During the three and nine months ended July 31, 2003, the cost of sales were approximately 99% and 75%, respectively, of net sales. Cost of sales as a percentage of net sales increased from the quarter ended April 30, 2003 to July 31, 2003 as a result of the Company’s sale of the majority of its remaining Syntest inventory at a sales price that was less than the product cost.

Selling and Marketing. For the three and nine months ended July 31, 2003, selling and marketing expenses were $133,614 and $384,386, respectively, or approximately 10% and 5%, respectively, of net sales. Selling and marketing costs as a percentage of net sales increased from the quarter ended April 30, 2003 to July 31, 2003 as a result of the Company’s reduction in sales due to the decision to stop selling name brand and generic drugs due to low margins and Syntho’s decision to stop selling to the Company the hormone replacement therapy drug, Syntest.

General and Administrative. For the three and nine months ended July 31, 2003, general and administrative expenses were $1,007,716 and $3,680,904, respectively, or approximately 79% and 49%, respectively, of net sales. The Company incurred significant legal and consulting expenses related to the SEC investigation, the NASDAQ investigation and the class action lawsuits during both the three and nine months ended July 31, 2003, which approximated $213,843 and $871,948, respectively. In addition, the Company incurred consulting expenses related to new management and other professionals engaged to evaluate the Company’s business and to assist in the turn around of the Company’s operations during the three and nine months ended July 31, 2003 which amounted to $405,200 and $1,283,049, respectively. This amount included, for the three and nine months ended July 31, 2003, $44,531 and $658,125, respectively, of consulting expense related to the issuance of warrants to purchase common stock. The Company also incurred $126,446 and $429,627 of expense related to the obtainment of director and officer liability insurance and product liability insurance during the three and nine months ended July 31, 2003. See Part II, Item 1. Legal Proceedings - SEC Investigation and Class Action Lawsuits.

Other Income (Expenses). During the three and nine months ended July 31, 2003, the Company incurred interest expense of $0 and $21,530, respectively, and earned interest income of $0 and $11,318, respectively. During the three and nine months ended July 31, 2003, the Company recorded other income in the amount of $475,000 related to the agreement between the Company and Executive Risk whereby Executive Risk paid $475,000 to the Company in exchange for the Company’s agreement to terminate the director and officer insurance coverage provided by Executive Risk during a portion of the fiscal years ended October 31, 2003 and 2002. See Part II, Item 1. Legal Proceedings - SEC Investigation and Class Action Lawsuits.

Net Loss. For the three months ended July 31, 2003, the Company had a net loss of $653,974 or $0.05 per share (basic and diluted) and for the nine months ended July 31, 2003, the Company had a net loss of $1,710,015 or $0.12 per share (basic and diluted).

Liquidity and Capital Resources

Operating Activities. During the nine months ended July 31, 2003, the Company utilized $1,509,296 of cash flow in operations. Cash for the nine months ended July 31, 2003 related to operating activities was increased primarily due to a reduction in accounts receivable and related party accounts receivable of $5,267,120, a decrease in prepaid expenses of $103,328, a decrease in inventories of $180,485, an increase in the reserve on the related party note receivable of $150,000, consulting expense of $658,125 related to the issuance of warrants to purchase common stock and amortization of deferred compensation of $8,968. The Company’s cash position during the nine months ended July 31, 2003 was reduced primarily due to an increase in prepaid insurance of $242,199, a decrease in accounts payable of $5,024,424, a decrease in the reserve on accounts receivable of $471,210 and a net loss of $1,710,015. The decrease in inventories was primarily due to the decreased sales of Syntest due to a dispute with the manufacturer of Syntest. See Part II, Item 1. Legal Proceedings - Syntest Litigation. The decrease in accounts payable was primarily related to payments to the manufacturer of Syntest.

Investment Activities. During the nine months ended July 31, 2003, the Company utilized $212,998 of cash flow in investing activities. Cash utilized in investment activities consisted of the purchase of office equipment of $74,785 and an increase in the loan to a related party (Medi-Hut International) of $150,000. This was offset by the sale of an automobile which generated $11,787 of cash proceeds.

Financing Activities. During the nine months ended July 31, 2003, cash flows used in financing activities were $55,806 which consisted of $1,500,000 of borrowings under the Company’s Line of Credit and the subsequent repayment of the $1,500,000 and the purchase of the Company’s common stock in the open market totaling $55,806.

Liquidity and Capital Resources. As of July 31, 2003, the Company had a working capital balance of $1,398,604. At that date, cash and cash equivalents totaled $1,917,790.

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

As a result of the above noted limitations on financial reporting, the financial statements and notes thereto for the quarter and nine months ended July 31, 2003 do not include any comparative financial information related to the quarter and nine months ended July 31, 2002. Since a comparative set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

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

  None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit List

  See Index of Exhibits Commencing on Page E-1

(b) Reports on Form 8-K

Pursuant to a current report on Form 8-K dated May 15, 2003, the Company reported the engagement of Eisner LLP as its independent auditors.

Pursuant to a current report on Form 8-K dated May 15, 2003, the Company reported the commencement of litigation related to the alleged breach by Syntho of the agreement between the Company and Syntho regarding the Company’s exclusive right to distribute Syntest, a hormone replacement therapy drug.

Pursuant to a current report on Form 8-K dated May 22, 2003, the Company reported the appointment of new members to its board of directors.

Pursuant to a current report on Form 8-K dated June 26, 2003, the Company reported anticipated losses for the first two quarters of fiscal 2003 and related corporate developments.

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