Form 10KSB
period 2003-10-31
MEDI HUT CO INC
filed 2006-05-26
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 0-27119

MEDI-HUT CO., INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	22-2436721 (I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey (Address of principal executive offices)	07762 (Zip Code)

Issuer’s telephone number: (732) 919-2799

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [    ]

Revenues for the fiscal year ended October 31, 2003: Revenues for the fiscal year ended October 31, 2003 were $7,643,340.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant, as of April 30, 2006, was approximately $562,380. The Registrant has no other class of capital stock outstanding.

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this annual report on Form 10-KSB.

MEDI-HUT CO., INC.

NOTE: This annual report on Form 10-KSB for the fiscal year ended October 31, 2003 is being prepared and filed by the Company’s current management. The information presented herein is for and as of the fiscal year ended October 31, 2003, unless otherwise indicated. On March 21, 2003, Medi-Hut terminated the employment of its four senior officers due to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001. At the time of their termination, all of these former officers were the subject of an investigation by the United States Department of Justice and three were the subject of an investigation by the Securities and Exchange Commission. On August 19, 2003, three of the former officers pled guilty in an action brought by the United States Department of Justice to conspiring to inflate the revenue and earnings of the Company and for lying to investigators and the fourth former officer pled guilty to obstruction of justice. Also on August 19, 2003, the Company, as well as three of the former officers who were under investigation by the Securities and Exchange Commission, agreed to a consent decree with the Securities and Exchange Commission. As a result of the actions of the former officers of the Company, and due to the Company’s inability to adequately verify the results of the Company’s operations for the year ended October 31, 2002 because of incomplete or missing data, the Company was not able to prepare complete and accurate financial statements for the fiscal year ended October 31, 2002, except for the balance sheet dated as of October 31, 2002. Since the Company does not have complete and accurate financial statements for 2002, certain portions of this report do not contain the required comparison to the results of operations in 2002. Medi-Hut’s current management and its Board of Directors are continuing to work aggressively to bring the Company into compliance with the requirements of the Securities and Exchange Commission and other regulatory bodies.

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

On October 17, 2003, the Company formed Scivanta Corporation (“Scivanta”), a New Jersey corporation and a wholly-owned subsidiary of the Company. Scivanta was formed to be an operating subsidiary of the Company, but is currently inactive.

During the fiscal year ended October 31, 2003, Medi-Hut’s business included the distribution of over the counter medical devices and supplies, such as condoms and alcohol preparation pads, and generic and name brand pharmaceuticals. The Company’s business for the fiscal year ended October 31, 2003 also included the sale of hormone replacement therapy drugs (Syntest Double-Strength and Half-Strength), which were manufactured and supplied to the Company by a third party manufacturer. The Company’s products generally were sold directly to distributors or wholesalers who sold the products to pharmacies, drug store chains or other wholesalers. Occasionally, the Company sold directly to physicians and other healthcare providers.

During the fiscal year ended October 31, 2003, Medi-Hut continued to develop the patented Elite Safety Syringe, a passive anti-stick safety syringe and the Solo-Safe™ Safety Syringe. For the fiscal year ended October 31, 2003, there were no sales of the Elite Safety Syringe or the Solo-Safe™ Safety Syringe due to development, manufacturing and marketing issues which prevented the introduction of the syringes to the United States market. See “Principal Products - Elite Safety Syringe” and “Principal Products - Solo-Safe™ Safety Syringe.”

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

During May 2004, the Company’s current management team completed its evaluation of the Solo-Safe™ Safety Syringe. Due to the early development stage of the product, the fact that a manufacturing prototype had not been created, the cost associated with developing the product as compared to the overall market opportunity and the Company’s limited financial resources, the Company decided to stop any further development of this product.

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

Strategy for Business Development

The Company’s strategy for business development focuses on the acquisition, through licensing or purchasing, of technologies or products that are sold or are capable of being sold in a specialty or niche market. Technologies or products of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies or patented products. Specialty or niche-market technologies or products, as opposed to commodities, generally offer greater margins. These products are distributed through specialty distributor networks or manufacturer representatives to the original equipment manufacturer (“OEM”) market, supplier and provider markets and to the general marketplace.

In an effort to implement its acquisition strategy, the Company has begun to identify and review manufacturers of specialty technologies or products. The companies under review generally have sole product lines or orphan products with annual sales, if any, of less than $5 million. The Company believes that the technologies or products generally offered by these companies are not attractive to the larger companies because they do not represent opportunities that would be material to those companies. Many of the technologies and products suffer from lower sales because of inadequate distribution channels, lack of companion products or insufficient capital.

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

The Company anticipates funding its acquisition strategy and the development of its business through equity and/or debt financing and a favorable settlement or judgment in the pending Syntest litigation. See “Item 3. Legal Proceedings - Syntest Litigation.”

The Company has not entered into any definitive agreements to acquire any technologies or products and no assurances can be given that the Company will obtain a favorable settlement or judgment in its pending Syntest litigation or otherwise have the financial and other resources necessary for it to acquire any technologies or products or implement any part of its business development strategy. In addition, no assurances can be given that if the Company effects any technology or product acquisition, or implements any other part of its business development strategy, such acquisition or business development will be profitable.

Company Developments

Government Proceedings and Investigations Involving the Company

SEC Investigation - See “Item 3. Legal Proceedings - SEC Investigation.”

Incomplete Periodic Reports - See “Item 3. Legal Proceedings - Incomplete Periodic Reports.”

FBI Investigation - SEC “Item 3. Legal Proceedings - FBI Investigation.”

NASDAQ Delisting - See “Item 3. Legal Proceedings - NASDAQ Delisting.”

Litigation

Class Action Lawsuits - See “Item 3. Legal Proceedings - Class Action Lawsuits.”

Syntest Litigation - See “Item 3. Legal Proceedings - Syntest Litigation.”

Litigation Against Certain Former Officers and Directors and Others - See “Item 3. Legal Proceedings - Litigation Against Certain Former Officers and Directors and Others.”

Litigation Against Former Accounting Firms - See “Item 3. Legal Proceedings - Litigation Against Former Accounting Firms.”

Lexington Insurance Lawsuit - See “Item 3. Legal Proceedings - Lexington Insurance Lawsuit.”

Loures Lawsuit - See “Item 3. Legal Proceedings - Loures Lawsuit.”

Guilty Pleas of Former Officers and Directors

On August 19, 2003, Joseph A. Sanpietro, Laurence M. Simon and Lawrence P. Marasco pled guilty to conspiracy to inflate the revenue and earnings of the Company and lying to investigators. In addition, Vincent J. Sanpietro, the Company’s former Chief Operating Officer and Secretary and a former director, pled guilty to obstruction of justice.

New Management and Board Members

On February 21, 2003, the Company entered into a Consulting Services Agreement with Century Capital Associates LLC (“Century Capital”) whereby Century Capital would provide general corporate and strategic business advisory services to the Company. The Consulting Services Agreement was amended and restated as of February 1, 2005. See “Item 10. Executive Compensation - Consulting Services Agreement.” On March 21, 2003, David R. LaVance of Century Capital replaced Joseph A. Sanpietro as the President and Chief Executive Officer of Medi-Hut and Thomas S. Gifford of Century Capital replaced Laurence M. Simon as the Chief Financial Officer of Medi-Hut. Mr. LaVance and Mr. Gifford also were elected to the Company’s Board of Directors. In addition, at such time, Vincent J. Sanpietro, the Chief Operating Officer of Medi-Hut and Joseph Sanpietro, Jr., an employee of Medi-Hut, were terminated by the Company. Shortly thereafter, Joseph A. Sanpietro and Vincent J. Sanpietro resigned from the Company’s Board of Directors. See “Guilty Pleas of Former Offices and Directors” and “Item 3. Legal Proceedings - Litigation Against Certain Former Officers and Directors and Others.”

In May 2003, Salvatore J. Badalamenti, John A. Moore and Richard E. Otto joined James G. Aaron, Thomas S. Gifford and David R. LaVance on the Board of Directors of Medi-Hut. At such time, James G. Aaron, a member of the Board since April 3, 2001, agreed to remain on the Board of Directors for the primary purpose of assisting the transition of management. After assisting the transition of management, effective February 5, 2004, Mr. Aaron resigned from the Board. On January 1, 2005, due to various business and personal commitments, Salvatore J. Badalamenti resigned from the Board. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

Dismissal of Independent Auditors; Deficient Periodic Report

On March 28, 2003, the Company dismissed Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”) as its independent auditors. The Company reported the dismissal of the Rosenberg firm as its independent auditors in a current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003. On April 8, 2003, the SEC provided comments to the Company with respect to the disclosures in the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003. Current management could not adequately respond to the SEC’s comments due to the incomplete and unverifiable information left behind by prior management. Consequently, the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003, has been deemed deficient by the SEC. See “Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.”

New Independent Auditors

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

Repayment of Line of Credit

On February 26, 2002 the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank (“PNC”). Pursuant to the Loan Agreement, the Company secured a $750,000 note (the “Note”) under which the Company was permitted to draw-down money until February 1, 2003. In addition, the Company secured a $2,000,000 line of credit (“Line of Credit”) at a rate of prime plus .75% for a term of one year ending February 1, 2003. On December 13, 2002, the Company was notified by PNC that it was in default on the Note and the Line of Credit, and in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003 the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. See “Item 6. Management’s Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources.”

No Established Public Trading Market

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

Private Placements of Securities

On May 26, 2005, the Company closed on a private placement of convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 5 year term maturing on April 30, 2007 and bear interest at a rate of 8% per annum. Up to 50% of the aggregate principal amount of the Debentures are immediately convertible into the Company’s common stock at the option of the holders at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into common stock at the option of the holders at any time after May 1, 2006 at a conversion price of $0.20 per share. The market price of the common stock on the date of closing the transaction was $.06 per share. In connection with the issuance of the Debentures, the Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). 3,000,000 shares of common stock were purchased by Richard Rimer, a private investor, for $150,000. 1,000,000 shares of Common Stock were purchased by John A. Moore, a director of the Company, for $50,000. The market price of the Common Stock on the date of closing the transaction was $.04 per share. In connection with the issuance of these shares, the Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Product Acquisitions

On February 25, 2002, the Company purchased certain intellectual property from Spectrum Biotech, Inc., a Nevada corporation (“Spectrum”), relating to the Solo-Safe™ Safety Syringe. In consideration for Spectrum’s safety syringe patents and patents pending and related U.S. Food and Drug Administration (the “FDA”) 510(k) premarket notification clearance, the Company issued to the shareholders of Spectrum 700,000 restricted shares of its common stock, which at the time were valued at approximately $3,500,000. In addition, the Company granted certain registration rights to Spectrum and its shareholders. See “Principal Products - Solo-Safe™ Safety Syringe.”

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

On July 1, 2002, the Company entered into a license agreement with Cuppy Medical Products, Inc. (“Cuppy”), which had a five year term. Pursuant to this license agreement, Cuppy granted Medi-Hut the exclusive, non-transferable license to manufacture, use, sell and distribute a patented safety engineered intravenous catheter system (the “Cuppy Catheter”) within the United States, United States Possessions, Canada and Mexico. The Company agreed to pay Cuppy an annual royalty of 6% of net sales of the Cuppy Catheter for a period of five years commencing July 1, 2002. In addition, upon execution of the license agreement, the Company paid $125,000 as an advance against future royalty payments, of which $85,000 was non-refundable and $40,000 was refundable in the event the Cuppy Catheter did not receive 510(k) premarket notification clearance from the FDA. See “Government Regulation.” Further, the Company agreed to make annual non-refundable payments as advances against future royalties as follows: $25,000 on July 1, 2003, $40,000 on July 1, 2004, $65,000 on July 1, 2005 and $85,000 on July 1, 2006.

The license agreement also provided that, upon the notification of receipt of 510(k) premarket notification clearance from the FDA, the Company would grant and issue to Cuppy restricted shares of the Company’s common stock with a total fair market value of $125,000 and afford the holder of the restricted shares with certain registration rights.

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

Principal Products

Name Brand and Generic Drugs

For a portion of the fiscal year ended October 31, 2003, the Company was a wholesaler of name brand and generic drugs, which are drugs that are protected by patent or licensure. In March 2003, the Company exited this line of business due to the low margins attributed to such sales of name brand and generic drugs.

Condoms

For the fiscal year ended October 31, 2003 and through September 2004, the Company was a wholesaler of condoms under the brand name “Elite” and on a private label basis. The condoms were manufactured by third parties. The Company stopped selling condoms in October 2004 due to reduced profit margins and the decline in the customer base.

Elite Safety Syringe

During the fiscal year ended October 31, 2003 and through December 2004, the Company was developing the Elite Safety Syringe and attempted to secure appropriate manufacturing and distribution for the product. As discussed below, due to development, manufacturing and marketing issues, sales of the Elite Safety Syringe have not been material and, as a result, the Company has determined that it will not pursue any further development or marketing of the Elite Safety Syringe.

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

The Elite Safety Syringe was originally manufactured at two facilities located in the Republic of Korea. One facility is operated by Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”), a Korean corporation in which Medi-Hut has a 44% ownership interest, and the other facility is operated by Sam Woo, a Korean corporation (collectively, the “Korean Facilities”) independent of the Company. Medi-Hut International was formed pursuant to a joint venture between the Company and COA International Industries, Inc. (“COA”), a Korean corporation which manufactures and exports medical disposable products, including disposable syringes. However, the Company has determined that the costs associated with the further development and marketing of the Elite Safety Syringe exceed the overall market opportunity that exists for the product. Accordingly, the Company has decided that it will no longer develop or market the Elite Safety Syringe. The Company is currently seeking a third party interested in acquiring the product. See “Manufacturing; Principal Suppliers.”

Medi-Hut and Medi-Hut International entered into a loan agreement, effective June 7, 2002, to memorialize certain financial assistance that Medi-Hut had been providing to Medi-Hut International. Medi-Hut International acknowledged that it had received loan installments from Medi-Hut during the period from June 7, 2002 through February 28, 2003 in the total amount of $450,000. The loan amount is to be repaid over time with interest as follows plus any and all accrued interest: $75,000 on or before December 31, 2004; $125,000 on or before December 31, 2005; $125,000 on or before December 31, 2006; and $125,000 on or before December 31, 2007. As of March 31, 2006, the Company had not received the $75,000 payment due on or before December 31, 2004 or the $125,000 payment due on or before December 31, 2005 and is currently evaluating whether to institute action to recover same.

Disposable Medical Products

During the fiscal year ended October 31, 2003, disposable medical products sold by the Company, other than the Elite Safety Syringe, were manufactured for the Company by third parties. These products included syringes, hot and cold packs, gauze bandages, adhesive bandages, paper products, alcohol preparation pads and condoms, as discussed above. The Company sold alcohol preparation pads on a private-label basis as well as under the Company’s Elite brand name. The Company stopped selling these products in October 2004 due to reduced profit margins and the decline in the customer base.

Solo-Safe™ Safety Syringe

On February 25, 2002, the Company acquired certain intellectual property owned by Spectrum relating to the Solo-Safe™ Safety Syringe. The Company acquired patents in the United States relating to the Solo-Safe™ Safety Syringe and has acquired the rights to patents in New Zealand, Australia, Brazil and Japan and patents pending in five other foreign countries. Medi-Hut also holds a 510(k) premarket notice clearance from the FDA to market the Solo-Safe™ Safety Syringe in the United States. See “Government Regulation.”

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

Tru-Choice Product Line

During a portion of the fiscal year ended October 31, 2003, Medi-Hut distributed its Tru-Choice product line, which primarily consisted of generic medications which are sold over-the-counter in pharmacies. The distribution of the Tru-Choice product line was ceased in March 2003 due to the low margins attributed to sales of the Tru-Choice products.

Hormone Replacement Therapy Drugs - Syntest

In November 2001, the Company entered into an agreement with Syntho Pharmaceuticals Inc. (“Syntho”) for the exclusive distribution rights of esterified estrogen/methyl testosterone based prescription hormone replacement therapy drugs: Syntest Double-Strength (DS) and Half-Strength (HS). Beginning in October 2002 through February 2003, the Company sold Syntest on a recurring basis. However, in March 2003, the Company was unable to continue the sale of Syntest products due to a dispute with the manufacturer and contract sales representative for such products. This dispute resulted in the commencement of litigation against the manufacturer and contract sale representative as well as other related litigation involving the Company. During July and August 2003, the Company sold all of its remaining Syntest inventory. See “Item 3. Legal Proceedings - Syntest Litigation.”

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

The Company holds two United States patents (6,129,710 and 5,382,235) on the Solo-Safe™ Safety Syringe. The Company also holds one foreign patent, Japan (3,422,025), with respect to the Solo-Safe™ Safety Syringe.

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

Many of the disposable medical products previously sold by the Company were purchased directly from wholesalers. Moreover, the brand and generic pharmaceuticals sold by the Company in the fiscal year ended October 31, 2003 also were purchased directly from wholesalers. Accordingly, the Company traditionally did not have any contracts with the manufacturers of the disposable medical products or brand and generic pharmaceuticals sold by the Company nor does it have any such contracts currently in effect.

The condoms and alcohol preparation pads previously sold by the Company were purchased directly from third party manufacturers and, during the fiscal year ended October 31, 2003, the Company’s Tru-Choice products also were purchased directly from third party manufacturers. Traditionally, the Company had not entered into formal manufacturing agreements with these third party manufacturers but rather placed purchase orders with them when product was required. During the fiscal year ended October 31, 2003 and through September 2004, the Company purchased condoms from a third-party manufacturer located in the Republic of Korea and contracted with a third-party company in the United States to package the condoms. Also during this period, the Company purchased the alcohol preparation pads as a finished product from third party manufacturers located in the United States.

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

During fiscal year ended October 31, 2003, the Elite Safety Syringe was manufactured in the Republic of Korea by Medi-Hut International and Sam Woo. In May 2003, the Company determined that the product quality of the Elite Safety Syringe being manufactured by Medi-Hut International and Sam Woo was not sufficient for the United States market. Sam Woo was not able to correct its manufacturing deficiencies. Medi-Hut International instituted a corrective action plan in June 2003 which was monitored by the Company. As a result, the Company believes that Medi-Hut International has corrected a majority of the manufacturing issues uncovered in May 2003 and that Medi-Hut International is now capable of manufacturing the Elite Safety Syringe at a quality sufficient for the United States market. However, the Company has determined that the cost associated with adequately equipping Medi-Hut International to support a market launch of the product combined with the cost associated with correcting certain design issues exceed the overall market opportunity that exists for the product. Accordingly, the Company has decided that it will no longer develop or market the Elite Safety Syringe. The Company is currently seeking a third party interested in acquiring the product.

On September 18, 2003, the Company, COA and Medi-Hut International entered into an agreement under which the Company granted a non-exclusive license to Medi-Hut International to make, manufacture and export the Elite Safety Syringe. The territorial boundary of this license is limited to within the Republic of Korea. In accordance with the license, Medi-Hut International must obtain the Company’s permission prior to any sales to a third party. Medi-Hut International is to pay to the Company a royalty based upon the total net sales under the license. The royalty amount is to be negotiated in good faith at the time of such sales. For the purpose of calculating royalty payments, Medi-Hut International is to provide Medi-Hut with a report setting forth the total net sales during the previous quarter. The agreement remains in full force and effect until the expiration of the last to expire of Medi-Hut’s United States patent with respect to the Elite Safety Syringe or upon the voluntary termination of either party for any reason with six months notice. As of March 31, 2006, the Company has not collected any royalties from Medi-Hut International and the Company is not aware of any sales of the Elite Safety Syringe by Medi-Hut International.

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

Prior to Syntho’s decision to stop selling the Syntest products to the Company in January 2003, the Company primarily sold the Syntest products through a third party contract sales representative, Schrader & Associates LLC (“Schrader Associates”), which brokered the sale of the Syntest product directly to national distributors and drug store chains. The Company and Schrader Associates entered into a three year brokerage agreement dated April 1, 2002 in which Schrader Associates agreed to market and sell the Syntest products to certain drug wholesalers, drug store chains and managed care companies on an exclusive basis, in exchange for a commission that ranged from $3.50 to $4.00 per bottle sold by Schrader Associates. This agreement was terminated by Schrader Associates by letter dated March 12, 2003. As a result of this termination, the Company and Schrader Associates each filed lawsuits against one another on April 18, 2003 and May 14, 2003, respectively. These lawsuits were settled by the parties on April 21, 2004. See “Item 3. Legal Proceedings - Syntest Litigation.” The Company also utilized the services of a third party warehousing and logistics company, Making Distribution Intelligent, LLC (“MDI”), which was responsible for warehousing Syntest, shipping the product pursuant to the Company’s instructions, billing the Company’s customers and providing customer service. The Company and MDI entered into a three year logistics services agreement commencing March 25, 2002, as amended on June 17, 2002, pursuant to which Medi-Hut agreed to pay MDI a one-time fee of $15,000, a base monthly fee of $14,750 and a series of variable fees based on a per unit/case/pallet basis for receiving product, storing product, shipping product, invoicing customers and accepting returns. The Company and MDI entered into a termination and mutual release agreement on August 29, 2003 in which the parties agreed to terminate the remaining term of the March 25, 2002 logistics services agreement (21 months resulting in an obligation of $257,250) for a one-time payment of $50,000 from Medi-Hut to MDI. The parties also agreed to a mutual release of all potential claims against each other. In July 2003, the Company sold the majority of its remaining Syntest inventory to Breckenridge for $1,032,000. The remaining Syntest inventory was sold to Breckenridge Pharmaceutical Inc. (“Breckenridge”) in August 2003 for $14,000. The Company and Breckenridge each filed lawsuits against one another in May 2003 regarding the distribution rights to the Syntest products. See “Item 3. Legal Proceedings - Syntest Litigation.”

During the fiscal year ended October 31, 2003 and through September 2004, the Company sold its condoms and alcohol preparation pads directly to distributors on a private label basis and also to wholesalers under the Company’s Elite brand name. The other disposable clinical supplies distributed by the Company were sold directly to physicians and wholesalers.

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

The Company currently does not maintain a dedicated sales force and currently does not sell any products. During fiscal year ended October 31, 2003 through September 2004 when the Company was selling products, the Company’s personnel involved in the sales process also maintained other duties within the Company. The Company dedicated the equivalent of approximately two full time employees to sales during this period. These individuals worked out of the Company’s corporate headquarters and contacted wholesalers, distributors and physicians by phone or periodic visits. During the fiscal year ended October 31, 2003, all sales by the Company were made on thirty day credit terms. In addition, the Company generally required an upfront payment from customers on their purchases of private label products.

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

The condom market is dominated by three major companies; Church & Dwight Co., Inc. (Trojan brand), Ansell Healthcare Products Inc. (Lifestyles brand) and SSL International plc (Durex brand). Management believes that the Company had an insignificant percentage of the market prior to the Company’s decision to exit from the business line in October 2004.

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

The safety syringe market is dominated by four major companies; Becton Dickinson and Company (“Becton Dickinson”), Tyco International Ltd., Terumo Medical Corporation and Retractable Technologies, Inc. These four companies control a majority of the worldwide market for safety syringes. In addition, when assessing the competition for the safety syringe market, the Company believes that it is necessary to consider the suppliers of standard syringes. The Company believes that safety syringes currently account for approximately 25% of the total worldwide market for injection needles and standard syringes account for the remaining 75%. The Company believes that Becton Dickinson is the worldwide leader in the sale of standard syringes.

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

Some Class I devices and most Class II devices require premarket notification (510(k)) clearance pursuant to Section 510(k) of the FDC Act. Most Class III devices are required to have an approved PMA application. Obtaining PMA approval can take up to several years or more and involve preclinical studies and clinical testing. In contrast, the process of obtaining a 510(k) premarket notification clearance typically requires the submission of substantially less data and generally involves a shorter review period, although obtaining a 510(k) premarket notification clearance may involve the submission of a substantial volume of data, including clinical data, and may require a substantial review period. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent in terms of safety and effectiveness to another medical device that has been previously marketed, but does not indicate that the product is safe and effective. The Elite Safety Syringe and Solo-Safe™ Safety Syringe have obtained 510(k) premarket notification clearances. Both of these 510(k) premarket notification clearances are owned by the Company.

In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. FDA regulations provide that new 510(k) premarket notification clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. The developer and/or manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) notification. The Company believes that no such changes have occurred with the Elite Safety Syringe or the Solo-Safe™ Safety Syringe since the original 510(k) premarket notice clearances were obtained.

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

Some of the Company’s products, namely the Elite Safety Syringe, the Solo-Safe™ Safety Syringe and the condoms have received FDA marketing clearances through the 510(k) process (each of these products are no longer sold nor being developed by the Company). Certain future product applications, however, could require approval through the PMA process. There can be no assurance that all necessary 501(k) premarket notification clearances or PMA approvals will be granted on a timely basis or at all. In addition, future products may have to comply with the IDE regulations. The FDA review process may delay the Company’s product introductions in the future. It is possible that delays in receipt of or failure to receive any necessary clearance or approval could have a material adverse effect on the Company’s future operations.

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

Pharmaceutical Products

In addition to manufacturing, developing and distributing medical devices, the Company distributed name brand and generic drugs during the fiscal year ended October 31, 2002, including the hormone replacement therapy drugs, Syntest Double-Strength and Half-Strength. See “Item 1. Description of Business - General.” The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of such products. Under the FDC Act, all drugs require FDA approval before marketing, with certain limited exceptions. This approval requires that the drug company establish that the drug is safe and effective for its labeled use. These regulations could have a material impact on the Company’s future ability to distribute pharmaceutical products.

Syntest is an alternate form of Estratest, a product that has been marketed by Solvay since approximately 1964. Estratest has never received FDA approval for distribution. Prior to 1962, the FDC Act required drug companies to obtain pre-approval by the FDA before marketing a new drug in order to establish that the drug to be marketed was safe. In 1962, the FDC Act was amended to require that drug companies establish that drugs were not only safe, but also effective for their intended purpose. At the time the FDA established a program called the “Drug Efficacy Study Implementation” (“DESI”) program in order to establish efficacy of drugs which had already been approved by the FDA as safe. As Estratest was not approved as safe prior to 1962, the DESI program does not apply to Estratest or Syntest and since Estratest has never received FDA approval, Syntest is unable to avail itself of the piggyback provision allowing a drug which is identical, similar or related to use an Abbreviated New Drug Application. As a result, Syntest is also a drug that has never been approved for marketing by the FDA.

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

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights to Syntest to Breckenridge. See “Item 3. Legal Proceedings - Syntest Litigation.”

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

Employees

As of April 30, 2006, David R. LaVance (President and Chief Executive Officer) and Thomas S. Gifford (Executive Vice President, Chief Financial Officer (Treasurer) and Secretary) are the only executive officers of the Company. Mr. LaVance and Mr. Gifford are engaged by Medi-Hut pursuant to the amended and restated Consulting Services Agreement, dated as of February 1, 2005, between Medi-Hut and Century Capital. See “Item 10. Executive Compensation - Consulting Services Agreement.” Excluding Messrs. LaVance and Gifford, who are consultants to the Company, the Company currently has one full-time employee. The Company’s employee is not currently covered by any collective bargaining agreement. Medi-Hut has not experienced any work stoppages to date and management believes that the Company’s relationship with its employee is good.

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

Incomplete Periodic Reports

The Company’s current management commenced an extensive review of the financial statements and information disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001 and the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively. As a result, the current management of the Company concluded that the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively, and disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001, could not be relied upon due to the Company’s inability to adequately verify such information because of incomplete or missing data. Consequently, the Company amended its quarterly reports for the quarters ended January 31, 2001, April 30, 2001, July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and its 2001 annual report, by removing all of the information previously contained therein. In addition, the financial statement and notes thereto for the fiscal year ended October 31, 2002, included in the Company’s annual report Form 10-KSB for the fiscal year ended October 31, 2002, consisted only of a balance sheet as of October 31, 2002 and the related footnotes. Since a complete set of financial statements for the above noted periods were not presented by the Company, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

As a result of the above noted limitations on financial reporting, the financial statements and notes thereto for the fiscal year ended October 31, 2003 do not include any comparative financial information related to the fiscal year ended October 31, 2002 other than the balance sheets. See “Item 6. Management’s Discussion and Analysis or Plan of Operation” and “Item 7. Financial Statements.” Since a comparative set of financial statements are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

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

On August 18, 2003, the Company reached an agreement to settle the consolidated class action lawsuits, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of Medi-Hut common stock (fair value of approximately $129,299 as of August 18, 2003), which equaled 6% of the Company’s issued and outstanding shares of common stock on the date the settlement agreement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of its legal costs and expenses incurred by the Company in connection with the class action lawsuit.

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

Syntest Litigation

On May 12, 2003, Medi-Hut commenced an action in the United States District Court for the Eastern District of New York against Syntho and its President, Muhammed Malik (the “Syntho Group”), Breckenridge and its principal owner, Larry Rumsdorf (the “Breckenridge Group”), Scott Schrader (“Schrader”) and his affiliates, namely Schrader Associates, Bluegrass Drug LLC (“Bluegrass”) and Medpharm Corporation (“Medpharm”) (collectively, the “Schrader Group”), relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006. In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the its agreement with Syntho and that Schrader and Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, and Schrader offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

Lexington Insurance Lawsuit

On April 14, 2004, a complaint was served on Medi-Hut by National Union Fire Insurance Co. (“National Union”) in the United States District Court for the District of New Jersey. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington Insurance Company (“Lexington”). In this action, the plaintiff alleged that the Company owed the plaintiff $235,000, representing unpaid insurance premiums.

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

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2003.

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

The following table shows the range of high and low closing bid prices for the Company’s common stock for the periods indicated, as reported by NASDAQ and the NASDAQ Trading and Market Services under the symbol “MHUT” for the period commencing November 1, 2001 to March 20, 2003, and in the Pink Sheets under the symbol “MHUT” for the period commencing March 21, 2003 through April 30, 2006. These quotations represent prices between dealers and may not include retail markups, markdowns, or commissions that may not necessarily represent actual transactions.

Year Ending October 31, 2006	High	Low

First Quarter	$.15	$.07
Second Quarter	.08	.03

Year Ended October 31, 2005	High	Low

First Quarter	$.15	$.02
Second Quarter	.14	.03
Third Quarter	.11	.05
Fourth Quarter	.10	.04

Year Ended October 31, 2004	High	Low

First Quarter	$.24	$.06
Second Quarter	.22	.06
Third Quarter	.13	.02
Fourth Quarter	.05	.02

Year Ended October 31, 2003	High	Low

First Quarter	$3.53	$1.21
Second Quarter	1.65	.45
Third Quarter	.80	.14
Fourth Quarter	.25	.13

Year Ended October 31, 2002	High	Low

First Quarter	$13.85	$6.94
Second Quarter	6.70	2.27
Third Quarter	5.40	1.70
Fourth Quarter	4.32	2.19

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

Shareholders

As of April 30, 2006, there were approximately 420 shareholders of record of the Company’s common stock and 21,276,090 shares of common stock outstanding.

Dividends

The Company has not paid cash or stock dividends on its common stock and does not intend to pay cash or stock dividends in the foreseeable future.

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2003

Century Capital Warrant Dated February 1, 2003

On February 1, 2003, a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and was exercisable at $1.34 per share (the “Underlying Purchase Price”) until February 1, 2013. The per share purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the then existing Underlying Purchase Price. 375,000 shares of common stock underlying the warrant vested immediately upon issuance with another 46,875 shares vesting on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005. The warrant contains limited registration rights and the shares of common stock issued upon the exercise of the warrant shall be restricted securities.

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

Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrants vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. For the fiscal year ended October 31, 2003, the Company recorded $681,094 of consulting expense associated with warrants that vested pursuant to the warrant agreement.

In connection with the issuance of the warrant to purchase 1,500,000 shares of common stock to Century Capital and the subsequent issuances of shares of common stock upon the exercises of such warrant, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Director Warrants Dated July 24, 2003

On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008, subject to adjustment. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,666), on and after the first anniversary date (66,666) and on and after the second anniversary date (66,668). Each warrant contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be unregistered securities. As of March 31, 2006, an aggregate of 599,998 shares of the Company’s common stock are available for purchase under the warrants and an aggregate of 200,002 shares underlying the warrants have been cancelled. The warrants had an aggregate fair value of approximately $155,138 at the date of issuance.

In connection with the issuance to its directors of the warrants to purchase an aggregate of 800,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

No other sale of unregistered securities took place during the fiscal year ended October 31, 2003, which were not previously disclosed in a quarterly report on Form 10-QSB.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal year ended October 31, 2003 and the related notes thereto appearing elsewhere in this annual report on Form 10-KSB.

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

On October 17, 2003, the Company formed Scivanta, a New Jersey Corporation and a wholly-owned subsidiary of the Company. Scivanta was formed to be an operating subsidiary of the Company, but is currently inactive.

During the fiscal year ended October 31, 2003, Medi-Hut’s business included the distribution of over the counter medical devices and disposable clinical supplies, such as condoms and alcohol preparation pads, and generic and name brand pharmaceuticals. The Company’s business for the fiscal year ended October 31, 2003 also included the sale of hormone replacement therapy drugs (Syntest Double-Strength and Half-Strength) which were manufactured and supplied to the Company by Syntho pursuant to the Company’s exclusive distribution agreement with Syntho. The Company’s products generally were sold directly to distributors or wholesalers who sold the products to pharmacies, drug store chains or other wholesalers. Occasionally the Company sold directly to physicians and other healthcare providers.

During the fiscal year ended October 31, 2003, Medi-Hut continued to develop the patented Elite Safety Syringe, a passive anti-stick safety syringe, and the Solo-Safe™ Safety Syringe. For the fiscal year ended October 31, 2003, there were no sales of the Elite Safety Syringe or the Solo-Safe™ Safety Syringe due to development, manufacturing and marketing issues.

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

During May 2004, the Company’s current management team completed its evaluation of the Solo-Safe™ Safety Syringe. Due to the early development stage of the product, the fact that a manufacturing prototype had not been created, the cost associated with developing the product as compared to the overall market opportunity and the Company’s limited financial resources, the Company decided to stop any further development of this product or the maintenance of the related patents.

During December 2004, after evaluating the various development, manufacturing and marketing issues surrounding the Elite Safety Syringe, the Company determined that the cost associated with creating sufficient manufacturing capabilities to support a market launch of the product combined with the cost associated with correcting certain design issues exceeded the overall market opportunity that exists for the product. Accordingly, the Company decided that it will no longer develop or market the Elite Safety Syringe.

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

Results of Operations

Medi-Hut was subjected to corporate mismanagement in the form of accounting irregularities and securities fraud during the fiscal years ended October 31, 2002 and 2001 due to the actions of the Company’s former management team. As a result of the actions of the former officers of the Company, and due to the Company’s inability to adequately verify the results of the Company’s operations for the year ended October 31, 2002 because of incomplete or missing data, the Company was not able to prepare complete and accurate financial statements for the fiscal year ended October 31, 2002, except for the balance sheet dated as of October 31, 2002. Since the Company does not have complete and accurate financial statements for 2002, certain portions of this report do not contain the required comparison to the results of operations in 2002. Medi-Hut’s current management and its Board of Directors are continuing to work to bring the Company into compliance with the requirements of the SEC and other regulatory bodies.

Net Sales. The Company discontinued all product sales during the fiscal years ended October 31, 2003 and 2004. The Company does not have any recurring revenue from the sale of products and is in the process of identifying a product or company to acquire in order to develop a new business.

For the fiscal year ended October 31, 2003, net sales were $7,643,340. For the fiscal year ended October 31, 2003, net sales by product category were as follows:

Syntest	$5,573,539
Name Brand and Generic Drugs	1,361,018
Condoms	502,057
Disposable Medical Products and Other	206,726
$7,643,340

During the fiscal year ended October 31, 2003, sales of Syntest, a hormone replacement therapy drug, represented approximately 73% of net sales and sales of pharmaceutical products represented approximately 18% of net sales. Recurring sales of Syntest ceased in March 2003 due to a dispute with the manufacturer of Syntest. See “Item 3. Legal Proceedings - Syntest Litigation.” The sale of name brand and generic drugs ceased in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

Cost of Sales. During the fiscal year ended October 31, 2003, the cost of sales were $5,624,789 or approximately 74% of net sales.

Selling and Marketing. For the fiscal year ended October 31, 2003, selling and marketing expenses were $486,801, or approximately 6% of net sales.

General and Administrative. For the fiscal year ended October 31, 2003, general and administrative expenses were $4,433,266, or approximately 58% of net sales. The Company incurred significant general and administrative expenses, approximately $985,351, related to the SEC investigation, the NASDAQ investigation and the class action lawsuit during the fiscal year ended October 31, 2003. See “Item 3. Legal Proceedings - SEC Investigation; Class Action Lawsuits.” In addition, the Company incurred consulting expenses related to new management and other professionals engaged to evaluate the Company’s business and to assist in the turn around of the Company’s operations during the fiscal year ended October 31, 2003 which amounted to approximately $1,580,744. This amount included $681,094 of consulting expense related to the issuance of warrants to purchase commons stock. The Company also incurred approximately $550,929 of expense related to the obtainment of director and officer liability insurance and product liability insurance during the fiscal year ended October 31, 2003.

Other Income (Expenses). During the fiscal year ended October 31, 2003, the Company incurred interest expense of $21,839 and earned interest income of $11,319. During the fiscal year ended October 31, 2003, the Company recorded other income in the amount of $475,000 related to the agreement between the Company and Executive Risk whereby Executive Risk paid $475,000 to the Company in exchange for the Company’s agreement to terminate the director and officer insurance coverage provided by Executive Risk during a portion of the fiscal years ended October 31, 2003 and 2002. See “Item 3. Legal Proceedings - SEC Investigation; Class Action Lawsuits.”

Net Loss. For the fiscal year ended October 31, 2003, the Company had a net loss of $2,437,036, or $0.17 per share (basic and diluted).

Liquidity and Capital Resources

Operating Activities. During the fiscal year ended October 31, 2003, the Company utilized $2,094,171 of cash flow in operations. Cash for the fiscal year ended October 31, 2003 related to operating activities was increased primarily due to a reduction in accounts receivable and related party accounts receivable of $5,347,349, a decrease in prepaid expenses of $138,006, a decrease in inventories of $176,849, an increase in the reserve on the related party note receivable of $150,000, consulting expense of $681,094 related to the issuance of warrants to purchase common stock and amortization of deferred compensation of $28,520. The Company’s cash position during the fiscal year ended October 31, 2003 was reduced primarily due to an increase in prepaid insurance of $138,724, a decrease in accounts payable of $5,206,600, a decrease in the reserve on accounts receivable of $471,210, an increase in restricted cash of $400,000 and a net loss of $2,437,036. The increase in restricted cash was due to the Company’s agreement to reserve $400,000 of the proceeds received from Executive Risk, related to the agreement to terminate the director and officer insurance coverage issued by Executive Risk, for payment to the plaintiffs in the consolidated class action lawsuits. See “Item 3. Legal Proceedings - SEC Investigation; Class Action Lawsuits.” The decrease in inventories was primarily due to the decreased sales of Syntest due to a dispute with the manufacturer of Syntest. See “Item 3. Legal Proceedings - Syntest Litigation.” The decrease in accounts payable was primarily related to payments to the manufacturer of Syntest.

Investment Activities. During the fiscal year ended October 31, 2003, the Company utilized $212,998 of cash flow in investing activities. Cash utilized in investment activities consisted of the purchase of office equipment of $74,785 and an increase in the loan to a related party (Medi-Hut International) of $150,000. This was offset by the sale of an automobile which generated $11,787 of cash proceeds.

Financing Activities. During the fiscal year ended October 31, 2003, cash flows used in financing activities were $45,161 which consisted of $1,500,000 of borrowings under the Company’s Line of Credit and the subsequent repayment of the $1,500,000 as well as proceeds from a note payable of $15,797 used to pay product liability insurance and payments on the note payable of $5,152 and the purchase of the Company’s common stock in the open market totaling $55,806.

Liquidity and Capital Resources As of the fiscal year ended October 31, 2003, the Company had a working capital balance of $792,624. At that date, cash and cash equivalents totaled $1,343,560.

On February 26, 2002, the Company entered into the Loan Agreement with PNC. Pursuant to the Loan Agreement, the Company secured a $750,000 Note under which the Company was permitted to draw-down money until February 1, 2003. Interest on the outstanding balance of the Note was charged at prime. In addition, the Company secured a $2,000,000 Line of Credit at a rate of prime plus .75% for a term of one year ending February 1, 2003. Pursuant to the terms of the Security Agreement entered into between the Company and PNC, both the Note and the Line of Credit were secured by all of the personal property of the Company including cash, accounts receivable, inventory, equipment and general intangibles. As of October 31, 2002, there was no outstanding balance on the Note or the Line of Credit. On November 13, 2002, the Company borrowed $1,500,000 on the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. The Company currently does not have any lending or credit relationships with banks or other lending institutions and does not anticipate establishing such a relationship in the foreseeable future due to the Company’s limited operations and assets.

On May 26, 2005, the Company closed on a private placement of Debentures. The gross proceeds received in connection with this private placement were $300,000. On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement whereby Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. On February 21, 2006, the Company entered into a settlement agreement and release with Rosenberg pursuant to which Rosenberg paid the Company the sum of $425,000. The proceeds from the sale of the Debentures, the sale of common stock, the settlement with Breckenridge and the settlement with Rosenberg will be used to fund the Company’s pending litigation against Syntho and for other business development and operational purposes.

No revenue is currently generated from the sale of the Company’s products. As of April 30, 2006, the Company’s cash position was approximately $833,000 and $450,000 is due from Breckenridge payable in $50,000 monthly installments through January 1, 2007 pursuant to the purchase and settlement agreement entered into on October 17, 2005 by the Company and Breckenridge. See “Item 3. Legal Proceedings - Syntest Litigation.” The Company currently projects expending approximately $105,000 of its cash per month to continue operations and maintain the various lawsuits it has instituted. The Company anticipates that its future monthly expenses will include lease costs of approximately $3,000, accounting fees of approximately $3,500, payment of a portion (approximately $35,000) of the $50,000 monthly fee payable to Century Capital pursuant to the amended and restated Consulting Services Agreement between the Company and Century Capital, insurance costs of $8,000, legal expenses of approximately $30,000 and general administrative expenses of approximately $25,500.

Management believes that the Company will require additional capital to be able to obtain other medical devices and products and otherwise implement its strategy for business development and increased revenues discussed elsewhere herein. Although a favorable outcome or settlement of the Syntest litigation could increase the capital position of the Company, no assurance can be given that such action will result in a favorable outcome or settlement to the Company or that if such action is favorably decided or settled, such decision or settlement will occur in the near future.

Management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities and the favorable outcome or settlement of the Syntest litigation.

Inflation and Seasonality

Inflation has had no material effect on the operations or financial condition of the Company’s business. In addition, the Company’s operations are not considered seasonal in nature.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition is based upon the financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein.

Inventory

As included in the Company’s balance sheet as of October 31, 2003, inventory consists of finished goods and is stated at the lower of cost (first-in, first-out basis) or market. As a distributor of medical products during the fiscal year ended October 31, 2003, the Company was exposed to a number of economic and industry factors that resulted in portions of the inventory becoming either obsolete or in excess of anticipated usage. These factors included, but are not limited to, technological changes in the market, the Company’s ability to meet changing customer requirements, competitive pressures in products and prices, reliability and replacement of product from the Company’s suppliers. During the fiscal year ended October 31, 2003, the Company’s policy was to establish inventory reserves when conditions existed that suggested the inventory may be in excess of anticipated demand or was obsolete based upon assumptions about future demand for the Company’s products or market conditions. The Company evaluated its ability to realize the value of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, product end of life dates, estimated current and future market values and new product introductions. Assumptions used in determining the Company’s estimates of future product demand may sometimes prove to be inaccurate, in which case the provision required for excess and obsolete inventory would have to be adjusted in the future. Although every effort is made to ensure the accuracy of the Company’s forecasts of future product demand, any significant unanticipated changes in demand could have a significant negative impact on the value of the Company’s inventory. Additionally, purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. When recorded, the Company’s reserves are intended to reduce the carrying value of its inventory to its net realizable value. As of the fiscal years ended October 31, 2003 and 2002, the Company recorded a reserve of $10,000 for potentially obsolete inventory.

Accounts Receivable Reserves

During the fiscal year ended 2003 and 2002, the Company recorded a provision for estimated sales returns and allowances on product sales of $0 and $471,210, respectively. These estimates were based on the specific facts and circumstances of particular orders, analysis of credit memo data and other known factors. If the data the Company uses to calculate these estimates did not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination was made and revenues in that period could be adversely affected.

Revenue Recognition

The Company recognizes product revenue upon shipment, provided that there was persuasive evidence of a sales arrangement, there were no uncertainties regarding acceptance, the sales price was fixed or determinable and collection of the resulting receivable was probable.

Valuation of Intangible Assets and Other Long-Lived Assets

Intangible assets with a defined life and other long-lived assets were reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment reviews are based on a cash flow approach that requires significant management judgment with respect to future volume, revenue and expense growth rates, changes in working capital use, appropriate discount rates and other assumptions and estimates. The use of alternative estimates and assumptions could increase or decrease the estimated fair market value of the asset, and potentially result in different impacts to the Company’s results of operations. Actual results may differ from management’s estimates.

Based on the Company’s financial performance during the fiscal year ended October 31, 2002, the Company undertook an analysis of the likelihood of recovering the carrying amount of its intangible assets with a defined life. This impairment analysis indicated, based on the Company’s estimated future undiscounted cash flows, the Company would not be able to recover the full carrying amount of intangible assets related to the Solo-Safe™ Safety Syringe technology acquired by the Company on January 9, 2002 for $3,500,000. As a result, for the fiscal year ended October 31, 2002, the Company recognized an impairment loss of $3,500,000. Prior to this impairment loss, the Company had classified as intangible assets: $3,450,000 related to the cost of the Solo-Safe™ Safety Syringe issued United States Patents; and $50,000 related to the cost of the Solo-Safe™ Safety Syringe FDA 510(k) premarket notification.

The Company also determined that the molds and assembly equipment related to the 1cc version of the Elite Safety Syringe were impaired as of the fiscal year ended October 31, 2002. The molds and the equipment were both located at Sam Woo, the Company’s third party contract manufacturer of the 1cc Elite Safety Syringe located in Korea. Sam Woo ceased operations in 2003 and was not able to complete the Company’s 1cc assembly machine. The partially completed machine was deemed to have no value to the Company. In addition, the Company determined that the molds being used by Sam Woo to manufacture the 1cc Elite Safety Syringe were defective. Prior to this impairment loss, the Company had classified as equipment: $182,129 related to the molds; and $163,867 related to the assembly machine. The molds and assembly machine were being depreciated on a straight line method over a period of three and seven years, respectively.

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

The valuation allowance as of the fiscal years ended October 31, 2003 and 2002 primarily relates to net operating losses for which the Company can only realize a benefit through the generation of future taxable income for which realization is uncertain. The Company’s net deferred tax asset was $0 as of fiscal year ended October 31, 2003.

Stock-based Compensation

Stock Option Grants to Employees. Stock-based compensation charges represent the difference between the exercise price of options granted to employees and the fair value of the Company’s common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company recognizes this compensation charge over the vesting periods of the shares purchasable upon exercise of options and applies a straight-line amortization policy for the deferred compensation. Should the Company’s assumptions of fair value change, the amount recorded as intrinsic value may increase or decrease in the future. During the fiscal year ended October 31, 2003, the Company recorded $7,480 of amortization expense related to the grant of stock options to the Company’s employees.

Stock Option Grants to Non-Employees. The Company accounts for options granted to non-employees under SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services (“EITF 96-18”), and may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

During the fiscal year ended October 31, 2003, the Company recorded $702,134 of amortization expense related to the grant of stock options and warrants to the Company’s non-employees.

Legal Contingencies

The Company is currently involved in certain legal proceedings. In connection with these legal proceedings, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with the Financial Accounting Standards Board (the “FASB”) Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. The Company does not believe that these proceedings will have a material adverse effect on its financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in management’s assumptions or the effectiveness of the Company’s strategies relating to these proceedings. See “Item 3. Legal Proceedings.”

As of the fiscal years ended October 31, 2003 and 2002, the Company accrued $529,299 and $589,299, respectively, related to the settlement of the class action lawsuits filed against the Company in 2002. The Company agreed to settle the class action litigation on August 18, 2003 and the United States District Court for the District of New Jersey approved the settlement on May 3, 2004. The $529,299 accrual as of the fiscal year ended October 31, 2003 represented a $400,000 cash payment made by the Company in conjunction with the settlement as well as the fair market value, on the date the settlement was executed (August 18, 2003), of the 861,990 shares of the Company’s common stock issued in conjunction with the settlement ($129,299). The $589,299 accrual as of the fiscal year ended October 31, 2002 represented the above referenced cash payment made by the Company ($400,000), the fair market value of the stock issued by the Company in conjunction with the settlement ($129,299) and $60,000 of legal fees related to the settlement. See “Item 3. Legal Proceedings - Class Action Lawsuits.”

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements to expand upon and strengthen accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In May 2003, SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) was issued. This statement requires redeemable preferred stock to be classified, in certain circumstances, as a liability upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 provides that mandatory redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. The Company has not issued mandatory redeemable preferred stock. The Company does not believe that the provisions of SFAS 150 will have a material impact on the Company’s results of operations or financial position.

In October 2004, the FASB concluded that the proposed Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company will not have to adopt Statement 123R until the fiscal year ending October 31, 2007.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

In December of 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on the Company’s consolidated results of operations or financial condition.

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”), replacing APB Opinion No. 20, Accounting Changes. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company presently does not believe there will be any impact from the adoption of this new statement on its financial statements.

Item 7. Financial Statements

The financial statements and supplementary data of the Company called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 and to the Note contained on page 1 herein.

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

On March 3, 2005, the Company replaced Eisner as its independent auditors with the accounting firm, Weiser LLP. Management believed that it was in the best interest of the Company to change auditors in order to facilitate the completion of the audit of the Company’s balance sheet as of October 31, 2002. The change in auditing firms was reviewed and recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors. The Company reported the dismissal of the Eisner firm as its independent auditors in a current report on Form 8-K, dated March 3, 2005. In that current report on Form 8-K, the Company stated that in connection with its audits as of and for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent interim periods preceding the date of dismissal, there were no disagreements with Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during its engagement by the Company, Eisner did not issue any report on the financial statements or review any financial statements of the Company.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance  with Section 16(a) of the Exchange Act

The Company’s current executive officers and directors who also served as the Company’s executive officers and directors during the fiscal year ended October 31, 2003, their respective ages, positions with the Company and biographical information, including business experience, are set forth below.

Name	Age	Position Held
David R. LaVance	52	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	37	Executive Vice President, Chief Financial Officer (Treasurer), Secretary and Director
John A. Moore	41	Director
Richard E. Otto	56	Director

There are no family relationships among the current executive officers and directors of Medi-Hut. None of the current executive officers or directors of Medi-Hut are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance who serves as a director of Hologic, Inc. (NASDAQ: HOLX), Mr. Otto who serves as a director of Corautus Genetics Inc. (AMEX: VEGF) and Mr. Moore who serves as a director of Data Systems & Software, Inc. (OTCBB: DSSI).

David R. LaVance: Mr. LaVance became Medi-Hut’s President and Chief Executive Officer and the Chairman of its Board of Directors on March 21, 2003. He also is the President and co-founder of Century Capital which was founded in 1997. Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare service providers from 1995 through 1997. Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a startup health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995. Mr. LaVance currently is a member of the Board of Directors of Hologic, Inc. (NASDAQ: HOLX), a medical device company specializing in digital imaging. Mr. LaVance received a B.A. degree from Furman University in 1976 and a J.D. degree from Washington College of Law of the American University in 1979.

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

John A. Moore: Mr. Moore was elected as a director of the Company on May 6, 2003. Since July 2002, he has been the President of Edson Moore Healthcare Ventures, an investment entity that owns securities in various public and private life science companies. Mr. Moore is also the President and Chief Executive Officer and a director of Data Systems Software Inc., a publicly traded provider of software consulting and development services (OTCBB:DSSI). From 1994 through June 2002, Mr. Moore was the Chairman and Chief Executive Officer of Optimer, Inc., a research based polymer development company. Prior thereto, he worked for a number of Wall Street firms including Lehman Brothers and Hambrecht & Quist. Mr. Moore has been a director of Optimer since 1994. He is also a director of ImaRx Therapeutics, a privately-held company engaged in medical technology development. Mr. Moore received a B.A. degree from Rutgers University.

Richard E. Otto: Mr. Otto was elected as a director of the Company on May 6, 2003. He has been the Chief Executive Officer and a director of Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation), a publicly traded biopharmaceutical company (AMEX: VEGF) dedicated to the development of innovative gene therapy products for the treatment of cardio and vascular disease, since the merger of Corautus and Vascular Genetics Inc. on February 5, 2003. Prior to the merger, he served as Chief Executive Officer and a director of Vascular Genetics Inc., a developer of gene therapy for the treatment of severe cardiovascular disease, since January, 2002. From June 1995 through April 1998, he was Chief Executive Officer and director of CardioDynamics International Corporation (NASDAQ: CDIS), a publicly traded company that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to key management positions with Cardiac Pacemakers Inc. (now a Guidant company). Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company. Mr. Otto currently serves as a director and Chairman of ImaRx Therapeutics, a privately-held company engaged in medical technology development. He received a B.S. degree from the University of Georgia.

All of the following individuals served as either executive officers and/or directors of the Company during the fiscal year ended October 31, 2003 but are no longer with the Company.

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

Craig S. Arnold: Craig S. Arnold served as the Executive Vice President - Sales and Marketing of Medi-Hut from January 2003 through September 5, 2003, when he resigned.

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

James S. Vaccaro: Mr. Vaccaro served as a director of the Company from April 3, 2001 through January 25, 2003, when he resigned.

Robert S. Russo: Mr. Russo served as the Company’s Treasurer from March 1998 through May 14, 2002 and served as a director of Medi-Hut from March 1998 through March 6, 2003, when he resigned.

Edward J. Suozzo: Mr. Suozzo served as a director of the Company from January 6, 2003 until May 9, 2003, when he resigned.

James F. Mollica: Mr. Mollica served as a director of the Company from January 6, 2003 until May 9, 2003, when he resigned.

James G. Aaron: Mr. Aaron served as a director of Medi-Hut from April 3, 2001 through February 5, 2004, when he resigned.

Salvatore J. Badalamenti: Mr. Badalamenti served as a director of the Company from May 12, 2003 through January 1, 2005, when he resigned.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company common stock and other equity and derivative securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. To the knowledge of current management, based upon review of the copies of the forms furnished to the Company during the fiscal year ended October 31, 2003, all filings required to be made by the Company’s executive officers and directors pursuant to Section 16(a) of the Exchange Act for the fiscal year ended October 31, 2003 were filed within the time periods prescribed, except that the Forms 3 required to be filed by Mr. LaVance and Mr. Gifford in March 2003, when they were named to the Board of Directors and as executive officers of Medi-Hut, were filed in May 2004, the Forms 3 required to be filed by Mr. Badalamenti, Mr. Moore and Mr. Otto in May 2003, when they were named to the Board of Directors of Medi-Hut, were filed in May 2004, the Form 4 required to be filed by each of Mr. Aaron, Mr. Badalamenti, Mr. Moore and Mr. Otto in connection with the issuance of a warrant to him in July 2003, when they were named to the Board of Directors of Medi-Hut, were filed in May and July 2004.

Item 10. Executive Compensation

Compensation of Executive Officers

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 2003, 2002 and 2001 of the Company’s President and Chief Executive Officer and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended October 31, 2003 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa -tion ($)	Restricted Stock Award(s) ($)	Securities Underlying Options #	LTIP Payouts ($)	All Other Compensa-tion ($)

David R. LaVance,	2003	$—	$—	$—	$—	—	$—	$—
President and Chief	2002	$—	$—	$—	$—	—	$—	$—
Executive Officer (1)	2001	$—	$—	$—	$—	—	$—	$—

Thomas S. Gifford,	2003	$—	$—	$—	$—	—	$—	$—
Executive Vice President	2002	$—	$—	$—	$—	—	$—	$—
and Chief Financial Officer (1)	2001	$—	$—	$—	$—	—	$—	$—

Craig S. Arnold,	2003	$107,558	$—	$—	$—	—	$—	$5,000	(2)
Executive Vice President	2002	—	—	—	—	—	—	—
- Sales and Marketing	2001	—	—	—	—	—	—	—

Joseph A. Sanpietro,	2003	$78,598	$—	$—	$—	—	$—	$23,225	(3)
former President and	2002	205,833	—	—	—	—	—	7,837	(4)
Chief Executive Officer	2001	93,555	—	—	—	—	—	10,454	(4)

(1)
The Company has entered into a Consulting Services Agreement, as amended, with Century Capital, pursuant to which the Company pays consulting fees and other remuneration to Century Capital for the services provided thereunder. Mr. LaVance and Mr. Gifford are members of Century Capital. Neither Mr. LaVance nor Mr. Gifford receives any direct compensation from the Company. See “Consulting Services Agreement” and “Item 12. - Certain Relationships and Related Transactions.”

(2)
On September 5, 2003, the Company agreed to issue 25,000 shares of common stock pursuant to the Company’s separation agreement with Mr. Arnold. The fair market value of the shares of common stock on that date was $5,000 ($0.20 per share).

(3)	$20,815 was paid to Mr. Sanpietro as a consultant after his employment with the Company was terminated and $2,410 was paid to Mr. Sanpietro as transportation allowances.

(4)	Represents amounts received in transportation allowances

Stock Option Grants in Last Fiscal Year

The following table sets forth the stock options and/or warrants granted to the Company’s Named Executive Officers during the fiscal year ended October 31, 2003.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees/Officers in Fiscal Year	Exercise Price ($ per Share)	Expiration Date

David R. LaVance	1,500,000 (1)	100%	$0.18 (2)	2/1/2013

Thomas S. Gifford	1,500,000 (1)	100%	$0.18 (2)	2/1/2013

(1)
Includes 1,500,000 shares subject to the warrants issued on February 1, 2003 to Century Capital. Mr. LaVance and Mr. Gifford have an ownership interest in Century Capital and serve as the President and Vice President, respectively, of Century Capital. Both Mr. LaVance and Mr. Gifford disclaim beneficial ownership of these securities except to the extent of their respective ownership interests in Century Capital.

(2)
The Underlying Purchase Price at the date of grant was $1.34. The Underlying Purchase Price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the Underlying Purchase Price. As of October 31, 2003, the Underlying Purchase adjusted to $0.18 per share.

Year End Option Values

The following table provides certain information with respect to options and/or warrants to purchase the Company’s common stock held by the Named Executive Officers at October 31, 2003.

	Number of Shares of Common Stock Underlying Unexercised Options/Warrants at October 31, 2003		Value of Unexercised In-the-Money Options/Warrants at October 31, 2003 ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

David R. LaVance	796,875 (1)	703,125 (1)	$15,938 (1)(3)	$14,063 (1)(3)

Thomas S. Gifford	796,875 (2)	703,125 (2)	$15,938 (2)(3)	$14,063 (2)(3)

Joseph A. Sanpietro	—	—	$—	$—

(1)
Includes 1,500,000 shares subject to the warrants issued on February 1, 2003 to Century Capital. 796,875 shares were available for purchase at October 31, 2003 and 703,125 shares were not vested at October 31, 2003. Mr. LaVance has an ownership interest in and serves as President of Century Capital. Mr. LaVance disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(2)
Includes 1,500,000 shares subject to the warrants issued on February 1, 2003 to Century Capital. 796,875 shares were available for purchase at October 31, 2003 and 703,125 shares were not vested at October 31, 2003. Mr. Gifford has an ownership interest in and serves as Vice President of Century Capital. Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(3)
The exercise price of these warrants was $ 0.18 per share and the per share market price of the Company’s common stock on October 31, 2003 was $ 0.20. The value of the unexercised in-the-money warrants at October 31, 2003 is the difference between the exercise price and the fair market value of the Company’s common stock on October 31, 2003.

No options or warrants were exercised by the Named Executive Officers during the fiscal year ended October 31, 2003.

Compensation of Directors

Currently, the Company does not provide any cash compensation to its directors. However, each of the outside directors that participated on the board during 2003, which excludes David R. LaVance and Thomas S. Gifford, received a warrant, dated July 24, 2003, to purchase 200,000 shares of the Company’s common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2003.”

Each of the outside directors that participated on the board during 2004, which excludes Mr. LaVance and Mr. Gifford, received a warrant dated May 14, 2004 to purchase 200,000 shares of the Company’s common stock. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Warrants.”

Each of the outside directors that participated on the board during 2005, which excludes Mr. LaVance and Mr. Gifford, received a warrant dated February 25, 2005 to purchase 200,000 shares of the Company’s common stock. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Warrants.”

For the fiscal year ended October 31, 2002, the Company paid its directors $500 for each meeting of the Board a director attended and $300 for each Board committee meeting a director attended.

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

Mr. LaVance and Mr. Gifford are the sole members of Century Capital. On March 21, 2003, pursuant to the Consulting Services Agreement, the Board appointed Mr. LaVance as Chief Executive Officer of the Company, and Mr. Gifford as Executive Vice President and Chief Financial Officer of the Company. Mr. LaVance and Mr. Gifford were also appointed as directors of the Company to fill vacancies on the Board as of the same date. Mr. LaVance assumed the position of Chairman of the Board when he was appointed as a director.

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

In addition, the Company issued Century Capital a ten year warrant to purchase 1,500,000 shares of the Company’s common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2003.”

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

The initial term of the amended and restated Consulting Services Agreement is one year, ending on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement shall continue until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days written notice. As of April 30, 2006, such notice has not been given by either party. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also entitled to receive an annual bonus in an amount not less than $125,000 upon the successful completion of the objectives which are established by the independent members of the Company’s Board of Directors and Century Capital.

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

If the amended and restated Consulting Services Agreement is terminated by the Company for cause, Century Capital shall be paid all unpaid monthly fees and reimbursable expenses through the termination date. If the amended and restated Consulting Services Agreement is terminated by Century Capital for cause, then Century Capital shall be paid on the termination date a lump sum amount equal to the sum of all unpaid monthly fees and reimbursable expenses plus the full amount of the bonus target established for the year of termination and an amount equal to the product of Century Capital’s monthly fee multiplied by six months.

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

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 500,000 shares of the Company’s common stock at a purchase price of $.03 per share. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans.” On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to the deferred monthly consulting fees related to the original Consulting Services Agreement. On both May 20, 2005 and August 25, 2005, Century Capital exercised warrants to purchase 62,500 shares of the Company’s common stock (125,000 shares in total). The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against the deferred monthly consulting fees due to Century Capital related to the original Consulting Services Agreement.

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

Commencing July 2005, Century Capital began deferring a portion of its monthly consulting fee due pursuant to the amended and restated Consulting Services Agreement in order to minimize the Company’s cash burn. As of April 30, 2006, $180,000 is due to Century Capital related to deferred monthly consulting fees for the period commencing July 1, 2005 and ending April 30, 2006. In addition, as of April 30, 2006, $34,500 was due and owing to Century Capital related to deferred monthly consulting fees pursuant to the original Consulting Services Agreement, $125,000 was due and owing to Century Capital related to the minimum annual bonus for the period beginning February 1, 2004 and ending January 31, 2005 and $125,000 was due and owing to Century Capital related to the minimum annual bonus for the period beginning February 1, 2005 and ending January 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 30, 2006, with respect to the beneficial ownership of the Company’s outstanding common stock by (1) each of the Company’s current officers and directors, (2) each of the Named Executive Officers and directors for the fiscal year ended October 31, 2003, (3) all current executive officers and current directors as a group, and (4) each person or group of persons known by the Company to be the beneficial owner of 5% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.
	Beneficial Ownership of Medi-Hut’s Common Stock
Name of Beneficial Owner	No. of Shares (1)	Percent of Class

David R. LaVance (2)(3)(4)	3,350,000	15.51%
Thomas S. Gifford (3)(5)(6)	3,660,938	16.95%
John A. Moore (3)(7)	1,600,000	7.37%
Richard E. Otto (3)(8)	600,000	2.74%
Joseph A. Sanpietro (9)	—	—
Richard S. Rimer (10)(11)	3,375,000	15.86%
All current executive officers and directors as a group (4)(6)(7)(8)	8,900,000	38.76%

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

(4)
Includes 325,000 shares subject to the warrants issued on May 14, 2004 and February 25, 2005 to Century Capital which are available for purchase within sixty days of April 30, 2006. Mr. LaVance has an ownership interest in and serves as President of Century Capital. Mr. LaVance disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital. Also includes 310,938 shares held by the LaVance Trust for Children. Mr. LaVance disclaims beneficial ownership of these securities.

(5)	Such person serves as the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary.

(6)
Includes 325,000 shares subject to the warrants issued on May 14, 2004 and February 25, 2005 to Century Capital which are available for purchase within sixty days of April 30, 2006. Mr. Gifford has an ownership interest in and serves as Vice President of Century Capital. Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital. Also includes 310,938 shares held by the LaVance Trust for Children. Mr. Gifford is the trustee for the LaVance Trust for Children. Mr. Gifford disclaims beneficial ownership of these securities.

(7)
Includes 433,400 shares currently available for purchase or which are available for purchase within sixty days of March 31, 2006 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(8)
Represents the shares currently available for purchase or which are available for purchase within sixty days of April 30, 2006 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(9)
As of October 31, 2003, Mr. Sanpietro, a former President and Chief Executive Officer of the Company, directly owned 3,179,200 shares of the Company’s common stock. In April 2004, as part of the settlement between the Company and Mr. Sanpietro related to litigation filed by the Company, Mr. Sanpietro returned the 3,179,200 shares of common stock to the Company. The last known mailing address for Mr. Sanpietro is 212 Stillhouse Road, Freehold, New Jersey 07728.

(10)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

(11)	Includes 375,000 shares subject to a convertible debenture issued as of May 1, 2005.

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

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans approved by security holders(1)	370,000 (2)(3)(4)	$.07	1,630,000

Equity Compensation Plans not approved by security holders	2,105,000 (5)(6)(7) (8)(9)	$.39	—

Total	2,375,000 (2)(3)(4) (5)(6)(7) (8)(9)	$.36	1,730,000

(1)	Medi-Hut has no equity compensation plans other than the Company’s 2002 Equity Incentive Plan described herein which has been approved by the Company’s shareholders.

(2)
Includes shares available for purchase at a price of $.08 per share pursuant to stock options granted to employees of Medi-Hut on December 23, 2003 as follows: Allan J. Jones - 100,000 shares; Adele Ehlin - 75,000 shares; and Alan D. Jones - 10,000 shares.

(3)
Includes 50,000 shares available for purchase at a price of $.08 per share pursuant to stock options granted to Adele Ehlin, an employee of Medi-Hut, on May 4, 2004, and shares available for purchase at a price of $.02 per share pursuant to stock options granted to employees of Medi-Hut on December 23, 2004 as follows: Allan J. Jones - 25,000 shares and Adele Ehlin - 10,000 shares.

(4)	Includes 100,000 shares available for purchase at a price of $.08 per share pursuant to stock options granted to Allan J. Jones, an employee of Medi-Hut, on December 23, 2005.

(5)
Includes 90,000 shares available for purchase at a price of $4.50 per share under a warrant issued to Muhammed Malik, a former consultant to the Company, on August 1, 2002, and 90,000 shares available for purchase at a price of $2.45 per share under a warrant issued to Mr. Malik on August 1, 2002.

(6)
Includes 500,000 shares available for purchase at a price of $.04 per share under the warrant issued to Century Capital on May 14, 2004 and 125,000 shares available for purchase at a price of $.03 per share under the warrant issued to Century Capital on February 25, 2005.

(7)
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

(8)
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

(9)
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

A copy of the Equity Incentive Plan was attached as “Exhibit B” to the Company’s definitive proxy statement filed with the SEC on June 10, 2002. To date, options to purchase 370,000 shares of the Company’s common stock have been granted under the Equity Incentive Plan to employees of the Company.

Warrants Issued to Century Capital

Warrant Dated February 1, 2003

On February 1, 2003, a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2003.”

Warrant Dated May 14, 2004

On May 14, 2004, the Company issued Century Capital ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant becoming available for purchase upon the achievement of specific milestones as follows: 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho litigation; 100,000 shares shall be available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares shall be available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg and Koenig accounting firms; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act; and 100,000 shares shall be available for purchase upon the acquisition by the Company of a product or line of business. In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrant, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. The warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of the warrant shall be unregistered securities. The warrant had a fair value of approximately $44,211 at the date of issuance.

On November 1, 2004, Century Capital exercised its right to purchase 200,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on May 14, 2004, the issuance date of the warrant, and the other 100,000 shares became available for purchase prior to November 1, 2004 as a result of the Company’s receipt of $500,000 of cumulative proceeds from the litigation against certain former officers, directors and others which occurred in 2004. The $8,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. As of March 31, 2006, 200,000 shares underlying the warrant had been purchased, 100,000 shares underlying the warrant are available for purchase because the Company filed its annual report on Form 10-KSB for the fiscal year ended October 31, 2002 with the SEC on November 25, 2005, and 400,000 shares underlying the warrant remain unvested and are not yet available for purchase.

Warrant Dated February 25, 2005

On February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $.03 per share until February 25, 2015. The warrant vests as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 1, 2005; (b) an additional 20,833 of the shares underlying the warrant become available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant became available for purchase on January 31, 2006. The warrant has customary terms and provisions as set forth in a warrant certificate, dated as of February 1, 2005, including, without limitation, anti-dilution adjustments, registration rights, and acceleration of vesting upon a change in control of the Company. In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrant, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for common stock. The warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of the warrant shall be unregistered securities. The warrant had a fair value of approximately $10,674 at the date of issuance.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to deferred monthly consulting fees. On both May 20, 2005 and August 25, 2005, Century Capital exercised a portion of the warrant and purchased 62,500 shares of the Company’s common stock (125,000 shares in total). The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. As of March 15, 2006, 375,000 shares underlying the warrant have been purchased and 125,000 shares underlying the warrant are available for purchase.

Warrants Issued to Directors

Warrants Dated July 24, 2003

On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors as of that date, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2003.”

Warrants Dated May 14, 2004

On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.04 per share until May 14, 2009. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,600) and on and after the first anniversary date (133,400). Each warrant contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be unregistered securities. As of March 31, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants have been purchased, an aggregate of 400,000 shares underlying the warrants are available for purchase and an aggregate of 133,400 shares underlying the warrants have been cancelled. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance.

Warrants Dated February 25, 2005

On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.03 per share until February 25, 2010. The shares of common stock underlying each warrant vest equally on and after the date of issue (100,000) and on and after the first anniversary date (100,000). Each warrant contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be unregistered securities. As of March 31, 2006, an aggregate of 100,000 shares underlying the warrants have been purchased and an aggregate of 300,000 shares underlying the warrants are available for purchase. The warrants had an aggregate fair value of approximately $6,378 at the date of issuance.

Warrant Issued to Consultant

On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear, a consultant to the Company, for consulting services rendered by Dr. Sear to the Company. The warrant has a five year term and is exercisable at $.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005. On May 13, 2005, all 100,000 of the shares underlying the warrant were purchased. The warrant had a fair value of approximately $2,813 at the date of issuance.

Item 12.       Certain Relationships and Related Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are principals of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company as executive management. For the fiscal year ended October 31, 2003, the Company was billed $688,500 for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 1,500,000 shares of common stock. As of the fiscal year ended October 31, 2003, the Company owed Century Capital $4,115, which amount was paid in full by the Company in November 2003. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Consulting Services Agreement.”

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

The Company has a 44% stock ownership interest in Medi-Hut International, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During November 2002 and January 2003, the Company purchased Elite Safety Syringes from Medi-Hut International for a total purchase price of $100,002. This amount was paid by the Company during November 2002 and February 2003. As of the fiscal year ended October 31, 2003, there were no accounts payable to Medi-Hut International.

Joseph A. Sanpietro is the Company’s founder and former Chief Executive Officer and Chairman whose employment was terminated by the Company on March 21, 2003. On March 28, 2003, the Company entered into a consulting agreement with Mr. Sanpietro in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003. For the fiscal year ended October 31, 2003, the Company was billed $20,815 for consulting services rendered by Mr. Sanpietro, which amounts were paid in full by the Company as of October 31, 2003. There were no amounts owed by the Company to Mr. Sanpietro as of October 31, 2003.

James G. Aaron, a member of the Company’s Board of Directors as of the fiscal year ended October 31, 2003, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C., which served as one of Medi-Hut’s attorneys during the fiscal year ended October 31, 2003. For the fiscal year ended October 31, 2003, the Company was billed $16,920 for legal services rendered by Ansell, Zaro, Grimm & Aaron, PC, which amounts were paid in full by the Company as of October 31, 2003. There were no amounts owed by the Company to Ansell, Zaro, Grimm & Aaron, PC as of October 31, 2003 and neither Mr. Aaron nor his law firm currently provide any legal services to the Company.

Lawrence P. Marasco, the Company’s former Vice President of Sales and Marketing whose employment was terminated by the Company on March 12,2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During fiscal year ended October 31, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price of $430,678. As of October 31, 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

Item 13.        Exhibits and Reports on Form 8-K

a)                Exhibits:

Reference is made to the Index of Exhibits beginning on page E-1 herein.

b)                Reports on Form 8-K:

Pursuant to a current report on Form 8-K dated August 18, 2003, the Company reported the settlement of the class action lawsuit and other corporate developments and the settlement of the action commenced by the SEC.

Pursuant to a current report on Form 8-K dated September 4, 2003, the Company reported that the Federal Court had denied the Company’s request for a preliminary injunction against Syntho which would have prevented Syntho from selling Syntest to anyone other than the Company.

Pursuant to a current report on Form 8-K dated September 16, 2003, the Company reported the filing of an amended class action complaint with respect to the consolidated class action lawsuit.

Item 14.       Controls and Procedures

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

In addition, as a result of the misconduct by prior management, the Company’s current management was unable to report on the Company’s results of operations for the fiscal years ended October 31, 2002 and 2001 and has not been able to file quarterly reports on Form 10-QSB for fiscal 2003, 2004, 2005 and 2006 and the Company’s annual report on Form 10-KSB for the years ended October 31, 2003, 2004 and 2005 in a timely manner. Once those reports are filed, current management anticipates full compliance by the Company of the requirements of Rule 13a-15 for all reports filed thereafter.

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

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	May 25, 2006
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	May 25, 2006
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ John A. Moore	Director	May 25, 2006
John A. Moore

/s/ Richard E. Otto	Director	May 25, 2006
Richard E. Otto

Medi-Hut Co., Inc. and Subsidiary

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medi-Hut Co., Inc.

We have audited the accompanying consolidated balance sheets of Medi-Hut Co., Inc. and subsidiary (the “Company”) as of October 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medi-Hut Co., Inc. and subsidiary as of October 31, 2003 and 2002 and the consolidated results of their operations and their consolidated cash flows for the year ended October 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Weiser LLP

New York, New York

May 19, 2006

Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	October 31, 2003	October 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,343,560	$3,695,890
Accounts receivable, less reserve of $0 and $471,210, respectively	74,385	4,471,185
Accounts receivable - related party	—	479,339
Inventories	101,875	278,724
Prepaid insurance	138,724	—
Prepaid expenses and other	10,254	148,260

Total current assets	1,668,798	9,073,398

Other assets:
Note receivable - related party, less reserve of $470,477 and $304,318, respectively	—	—
Distribution rights	1,000,000	1,000,000
Income tax refund	287,388	287,388
Restricted cash	400,000	—
Security deposit	33,388	—
Other	80,866	34,080

Total other assets	1,801,642	1,321,468

Total assets	$3,470,440	$10,394,866
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$138,857	$5,345,457
Accounts payable - related party	4,115	7,107
Accrued expenses	159,049	135,509
Reserve for class action lawsuit settlement	529,299	529,299
Note payable	10,645	—
Deferred revenue	34,209	—

Total current liabilities	876,174	6,017,372
Commitments and contingencies
Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 14,558,800 shares issued; 14,366,500 and 14,413,900 shares outstanding, respectively	14,559	14,559
Additional paid in capital	19,438,104	18,620,572
Treasury stock at cost, 192,300 and 144,900 shares, respectively	(419,523)	(363,717)
Stock subscription receivable	(300,000)	(300,000)
Deferred compensation	(134,098)	(26,180)
Accumulated deficit	(16,004,776)	(13,567,740)

Total stockholders' equity	2,594,266	4,377,494

Total liabilities and stockholders' equity	$3,470,440	$10,394,866

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statement of Operations
(Note 3)

Year Ended October 31, 2003

Net sales	$7,643,340
Cost of sales	5,624,789
Gross profit	2,018,551

Operating expenses:
Selling and marketing	486,801
General and administrative	4,433,266

Total operating expenses	4,920,067

Loss from operations	(2,901,516)

Proceeds from settlement of litigation	475,000
Interest income	11,319
Interest expense	(21,839)

Net loss	$(2,437,036)

Net loss per common and common equivalent share, basic and diluted	$(0 .17)

Weighted average number of common shares outstanding, basic and diluted	14,384,811

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statement of Stockholders’ Equity
(Note 3)

	Common Stock			Treasury Stock
	Number of Shares	$0.001 Par Value	Additional Paid in Capital	Number of Shares	Amount	Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity

Balance at October 31, 2002	14,558,800	$14,559	$18,620,572	144,900	$(363,717)	$(300,000)	$(26,180)	$(13,567,740)	$4,377,494
Purchase of shares of Company common stock				47,400	(55,806)				(55,806)
Consulting expense related to warrants issued to Century Capital			681,094						681,094
Deferred compensation related to warrants issued to directors			155,138				(155,138)		-
Cancellation of stock options issued to a former employee			(18,700)				18,700		-
Amortization of deferred compensation							28,520		28,520
Net loss								(2,437,036)	(2,437,036)
Balance at October 31, 2003	14,558,800	$14,559	$19,438,104	192,300	$(419,523)	$(300,000)	$(134,098)	$(16,004,776)	$2,594,266

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Note 3)

Year Ended October 31, 2003
Cash flows from operating activities:
Net loss	$(2,437,036)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	16,212
Amortization of deferred compensation	28,520
Consulting expense related to warrants	681,094
Reserve on accounts receivable	(471,210)
Reserve on note receivable - related party	150,000
Changes in operating assets and liabilities
Accounts receivable	4,868,010
Accounts receivable - related party	479,339
Inventories	176,849
Prepaid insurance	(138,724)
Prepaid expenses	138,006
Restricted cash	(400,000)
Security deposit	(33,388)
Accounts payable	(5,206,600)
Accounts payable - related party	(2,992)
Accrued expenses	23,540
Deferred revenue	34,209
Net cash used in operating activities	(2,094,171)
Cash flows from investing activities:
Purchases of other assets	(74,785)
Proceeds from sale of other assets	11,787
Note receivable - related party	(150,000)
Net cash used in investing activities	(212,998)
Cash flows from financing activities:
Proceeds from line of credit	1,500,000
Repayment of line of credit	(1,500,000)
Proceeds from note payable	15,797
Repayment of note payable	(5,152)
Purchase of Company common stock	(55,806)
Net cash used in financing activities	(45,161)

Decrease in cash and cash equivalents	(2,352,330)
Cash and cash equivalents - beginning of period	3,695,890
Cash and cash equivalents - end of period	$1,343,560
Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$20,664

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

Medi-Hut Co., Inc. and subsidiary (“Medi-Hut” or the “Company”) is a Nevada corporation headquartered in Spring Lake, New Jersey. The Company was incorporated in the State of New Jersey in November 1982. On January 28, 1998, the Company entered into an Agreement and Plan of Reorganization with Indwest, Inc., a Utah corporation, whereby the Company changed its domicile to the State of Utah and became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 2, 1998, the Company completed a second change of domicile transaction and became a Delaware corporation, and, on October 31, 2001, completed a third and final change of domicile transaction and became a Nevada corporation.

On October 17, 2003, the Company formed Scivanta Corporation (“Scivanta”), a New Jersey corporation and a wholly-owned subsidiary of the Company. Scivanta was formed to be an operating subsidiary of the Company, but is currently inactive.

During the fiscal year ended October 31, 2003, the Company’s business included the distribution of over-the-counter medical devices and disposable clinical supplies, such as condoms and alcohol preparation pads; generic and name brand pharmaceuticals; and a hormone replacement therapy drug named Syntest which was manufactured and supplied to the Company by a third party manufacturer pursuant to an exclusive distribution agreement. These products were generally sold by the Company to wholesalers, distributors, drug store chains and occasionally directly to physicians and other healthcare providers. The Company did not manufacture any of the products that it sold but rather purchased products from wholesalers or distributors or directly from the manufacturer.

In March 2003, the Company exited from the business of selling branded and generic pharmaceuticals due to the low profit margins attributed to such sales. In addition, in March 2003, the Company ceased selling Syntest due to a dispute with the manufacturer and the Company’s contract sales representative for the product which resulted in the commencement of litigation by the Company against such parties as well as other related litigation involving the Company. See Notes 4, 7 and 15.

During the fiscal year ended October 31, 2003, the Company continued to develop the patented Elite Safety Syringe, a passive anti-stick safety syringe and the Solo-Safe™ Safety Syringe. For the fiscal year ended October 31, 2003, there were no sales of the Elite Safety Syringe or the Solo-Safe™ Safety Syringe due to development, manufacturing and marketing issues which prevented the introduction of either syringe to the United States market.

In May 2004, the Company terminated further development of the Solo-Safe™ Safety Syringe due to the early development stage of the product, the fact that a manufacturing prototype had not been developed, the cost associated with developing the product as compared to the overall market opportunity and the Company’s limited financial resources. In December 2004, the Company terminated further development and marketing of the Elite Safety Syringe due to the cost associated with correcting certain product design issues, costs associated with establishing sufficient manufacturing capabilities to support a market launch and the lack of a sufficient market for safety syringes to support the product launch.

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

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). On October 17, 2005, the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”) entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. On February 21, 2006, the Company entered into a settlement agreement and release with of its former accounting firm, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”) pursuant to which Rosenberg paid the Company the sum of $425,000. The proceeds from the sale of the Debentures, the sale the Company’s common stock , the settlement with Breckenridge and the settlement with Rosenberg has been and will continue to be used to fund the Company’s pending litigation matters and for other business development and operational purposes.

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

Management believes that the Company will require additional capital to be able to obtain other medical devices and products and otherwise implement its strategy for business development and increased revenues discussed elsewhere herein. Although a favorable outcome or settlement of the Company’s Syntest litigation could increase the capital position of the Company, no assurance can be given that such action will result in a favorable outcome or settlement to the Company or that if such action is favorably decided or settled, such decision or settlement will occur in the near future.

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

In March 2003, the current management team commenced an extensive review of the Company’s financial statements for the fiscal years ended October 31, 2002 and 2001. In 2005, the current management team of the Company concluded that insufficient documentation existed to adequately verify the financial information for the fiscal year ended October 31, 2001 and certain statement of operations and cash flow activities for the fiscal year ended October 31, 2002.

Accordingly, the Company only presented an audited balance sheet as of October 31, 2002 and the related footnotes. Since a complete set of financial statements for the fiscal year ended October 31, 2002 are not included herein, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

4.	Legal Proceedings

As a result of the actions of the Former Officers and other business matters, the Company, the Former Officers and/or certain former directors became involved in several separate legal proceedings.

Government Proceedings and Investigations

SEC Investigation. On February 21, 2002, the SEC commenced an investigation and review of Medi-Hut’s filings with the SEC and its financial disclosures in general, as well as the sufficiency of the Company’s system of internal accounting controls. On August 19, 2003, the SEC’s investigation into the Company resulted in the commencement of an action against Medi-Hut and the Company’s former President and Chief Executive Officer, Joseph A. Sanpietro, former Chief Financial Officer, Laurence M. Simon, and former Vice President of Sales, Lawrence P. Marasco. Without admitting or denying the allegations of the complaint, the Company consented to a final judgment against it and is permanently restrained from making any untrue or misleading disclosures, whether such disclosures are in a report filed with the SEC or are contained in a press release or other general public disclosure, and must make and keep accurate books, records and accounts and maintain a system of internal accounting control sufficient to ensure fair and accurate financial disclosure.

FBI Investigation.  On November 22, 2002, the Federal Bureau of Investigation (“FBI”) executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. As of March 14, 2006, no indictments or charges have been issued against the Company.

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

Litigation

Class Action Lawsuits. Beginning in February 2002, the Company and certain of its former officers and directors were named in an aggregate of eleven class action lawsuits filed in the United States District Court for the District of New Jersey. The lawsuits alleged that, among other contentions, the Company and certain of its former officers and directors failed to disclose a related party transaction between the Company and the Company’s former Vice President of Sales, in its periodic reports filed with the SEC. On January 13, 2003, the class action lawsuits filed against the Company in 2002 were consolidated. On July 11, 2003, the Company and Executive Risk Indemnity, Inc. (“Executive Risk”), the insurance company that provided the Company with its director and officer insurance coverage for a portion of the class period, reached an agreement whereby Executive Risk paid $475,000 to the Company. In exchange for the $475,000 payment, the Company agreed to terminate the director and officer insurance coverage provided by Executive Risk and release and hold harmless Executive Risk for any claims for coverage which could be made by any former director or officer. On August 18, 2003, the Company reached settlement of the consolidated class action lawsuit, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of Medi-Hut common stock (fair value of approximately $129,299 as of August 18, 2003) which was equivalent to six percent of Medi-Hut’s issued and outstanding shares of common stock on the date the settlement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of its legal costs and expenses incurred by the Company in connection with the class action lawsuit. On September 12, 2003, the complaint and the pending consolidated class action lawsuit against the Company and the other defendants were amended. The amended class action complaint included additional information, including information regarding the alleged improper conduct of certain former officers and directors of the Company. On January 12, 2004, the United States District Court for the District of New Jersey issued a Preliminary Approval Order and issued its final approval of the settlement on May 3, 2004.

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

In June 2003, the Syntho Group filed an answer to the Company’s complaint which contained counterclaims against the Company for alleged: (1) breach of contract, (2) failure to pay for product, (3) tortious interference with Syntho’s agreement with Breckenridge, and (4) conversion of property. See Note 15.

5.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. The Company generally has not experienced any material losses related to trade receivables from individual customers. As of October 31, 2003, Rugby Laboratories, Inc. accounted for approximately 90% of accounts receivable. Subsequent to October 31, 2003, all accounts receivable, less reserves, have been collected in full. For the fiscal year ended October 31, 2003, McKesson Corporation, 824 Drug Inc., Breckenridge and Eckerd Corporation accounted for approximately 28%, 14%, 14% and 13% of net sales, respectively.

As of October 31, 2002, 824 Drug Inc, McKesson Corporation and Eckerd Corporation accounted for approximately 35%, 28% and 9% of accounts receivable, respectively. Subsequent to October 31, 2002, all accounts receivable, less reserves, have been collected in full.

Fair Value of Financial Instruments

The Company’s financial instruments mainly consist of cash and cash equivalents, accounts receivable, a note receivable, accounts payable and accrued expenses. The carrying amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short-term nature of these instruments. The Company has reserved for 100% of the outstanding balance of the note receivable due from Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”), a related party, due to the Company’s potential inability to collect on the note resulting from the financial condition of Medi-Hut International. See Note 6.

Accounts Receivable and Revenue Recognition

The Company records trade receivables when revenue is recognized. Trade receivables are periodically evaluated for collectibility based upon past credit history with customers and their current financial condition. Those accounts that are doubtful of collection are included in the allowance. Trade receivables are charged off when there is certainty as to their being uncollectible. Trade receivables are considered delinquent when payment has not been made within sales terms.

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

The accounts receivable reserves amounted to $0 for doubtful accounts and for sales returns and allowances on product sales at October 31, 2003.

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

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of October 31, 2003 and 2002, inventory consisted solely of finished goods.

Concentration of Suppliers

As of October 31, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the fiscal year ended October 31, 2003, Syntho and Kinray, Inc. accounted for approximately 60% and 19%, respectively, of the Company’s purchases of product.

As of October 31, 2002, the Company had accounts payable to two suppliers, Kinray Inc. and Syntho, of $2,309,905 (43% of total accounts payable) and $2,475,135 (46% of total accounts payable), respectively.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from 3-7 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally 5 years. Expenditures for repairs and maintenance are expensed as incurred. Gross assets as of October 31, 2003 and 2002 amounted to approximately $103,787 and $74,000, respectively, and accumulated depreciation amounted to approximately $22,921 and $39,920, respectively. The net book value as of October 31, 2003 and 2002 of $80,866 and $34,080, respectively, is included in other assets.

Intangible Assets and Other Long-Lived Assets

The Company assesses the impairment of its intangible assets that have a defined life and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Pursuant to SFAS 144, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In the event that assets are found to be carried at amounts which are in excess of estimated future cash flows, the assets will be adjusted for impairment to a level commensurate with the discounted cash flow analysis of the underlying assets. The Company determined that the Solo-Safe Safety Syringe was impaired as of October 31, 2002 and, as a result, wrote the carrying value of the asset down to zero. See Note 8.

Income Taxes

The Company provides for deferred income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

Foreign Currency Translation and Comprehensive Income (Loss)

The financial statements of the Company’s joint venture company, Medi-Hut International, are translated in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” The reporting currency for the Company is the U.S. dollar. The functional currency of Medi-Hut International is the South Korean Won. Accordingly, the assets and liabilities of the Company’s investment are translated into U.S. dollars using the exchange rate in effect at each balance sheet date. Revenue and expense accounts generally are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a component of other comprehensive loss as a separate component of stockholders’ equity.

Stock-Based Compensation

As permitted under the SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company applies the intrinsic value method prescribed in APB 25 to measure compensation expense for stock-based awards to employees and thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of grant. The Company records deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options on the date of grant. Any such deferred stock-based compensation is amortized over the vesting period of the individual options.

The Company accounts for options granted to non-employees under SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”), and may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

The Company did not grant any options to employees during the fiscal year ended October 31, 2003. During the fiscal year ended October 31, 2003, the Company recognized $681,094 of consulting expense related to the warrant issued to Century Capital on February 1, 2003 (see Note 12). In addition, during the fiscal year ended October 31, 2003, the Company recognized $21,040 of consulting expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and $7,480 of compensation expense related to options granted to an employee in the prior fiscal year. See Note 12.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards made prior to the fiscal year ended October 31, 2003.

Year Ended October 31, 2003

Reported net loss	$(2,437,036)
Stock-based employee compensation expense included in net income, net of related tax effects	7,480
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(9,263)
Pro forma net loss	$(2,438,819)
Basic and diluted net loss per share:
As reported	$(0.17)

Pro forma	$(0.17)

Net Loss Per Common Share

Basic net loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive. During the fiscal year ended October 31, 2003, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of October 31, 2003, total potential dilutive securities included 2,880,000 warrants and 13,200 options.

A reconciliation between the numerators and denominators of the basic and diluted income per common share is as follows:

Year Ended October 31, 2003

Net loss (numerator)	$(2,437,036)

Weighted average common shares (denominator for basic income per share)	14,384,811

Effect of dilutive securities:
Stock options	—
Warrants	—
Weighted average common and potential common shares outstanding	14,384,811
Basic and diluted net loss per share	$(0.17)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” to expand upon and strengthen accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to older entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued. This statement requires redeemable preferred stock to be classified, in certain circumstances, as a liability upon adoption by a public company at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 provides that mandatory redeemable preferred stock should be classified as a liability if it embodies an unconditional obligation requiring the issuer to redeem the shares by transferring its assets at a specified or determinable date or upon an event certain to occur. The Company has not issued mandatory redeemable preferred stock. The Company does not believe that the provisions of SFAS 150 will have a material impact on the Company’s results of operations or financial position.

In October 2004, the FASB concluded that the proposed Statement 123R, “Share-Based Payment,” which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company will not have to adopt Statement 123R until the fiscal year ending October 31, 2007.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB No. 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

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

The FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), replacing APB Opinion No. 20, “Accounting Changes.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company presently does not believe there will be any impact from the adoption of this new statement on its financial statements.

6. Medi-Hut International

Investment in Joint Venture

On November 16, 2000, the Company entered into a joint venture agreement (the “JVA”) with COA International Ind., Inc. (“COA”), a corporation organized and existing under the laws of the Republic of Korea (“Korea”), to establish Medi-Hut International. Medi-Hut International, a corporation organized and existing under the laws of the Korea, was created by the parties in order to construct a manufacturing facility in Korea capable of manufacturing the Company’s Elite Safety Syringe and other standard syringes. The Company contributed $1,000,000 for a 44% stock ownership interest in Medi-Hut International and COA contributed $400,000 for a 56% stock ownership in Medi-Hut International. The Company accounts for this investment under the equity method of accounting. The Company evaluates its equity method investment for loss in value on an annual basis. The carrying value of the equity investee would be reduced if impairment in value is deemed to be other than temporary. Based upon management’s evaluation of certain criteria, the Company has concluded that the investment in this joint venture has been impaired and has written down the value of the investment to $0 as of October 31, 2003 and 2002.

Note Receivable - Related Party

On September 18, 2003, the Company entered into a loan agreement with Medi-Hut International, its joint venture partner, to memorialize certain financial assistance that Medi-Hut had been providing to Medi-Hut International during the period from June 7, 2002 through February 28, 2003. In June 2002 and February 2003, the Company provided Medi-Hut International with $300,000 and $150,000, respectively, in working capital to fund the Medi-Hut International operations. Effective June 7, 2002, the Company and Medi-Hut International entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which Medi-Hut International agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005, $125,000 on December 31, 2006 and $125,000 on or before December 31, 2007. Interest accrues at a rate of 4% per annum through December 31, 2004; 5% per annum for the period January 1, 2005 through December 31, 2005 and 6% per annum after January 1, 2006. As of October 31, 2003, the Company had reserved for the entire balance of principal ($450,000) and interest ($20,477) due to the financial condition of Medi-Hut International. As of October 31, 2002, the Company had reserved for the entire balance of principal ($300,000) and interest ($4,318) due to the financial condition of Medi-Hut International.

Return of Defective Inventory

On September 18, 2003, the Company entered into an agreement with Medi-Hut International to return to Medi-Hut International certain 3cc Elite Safety Syringes manufactured by Medi-Hut International that were determined to be defective. Pursuant to the agreement, the Company returned $220,855 of Elite Safety Syringes to Medi-Hut International. Medi-Hut International agreed to reimburse the Company $220,855 by granting the Company a 5% discount off of the purchase price for each future shipment of Elite Safety Syringe products until the obligation was repaid by Medi-Hut International. As of October 31, 2003, none of the $220,855 had been reimbursed to the Company since the Company had not ordered any Elite Safety Syringes. As of October 31, 2002, the Company had written-off $98,244 of inventory related to the defective 3cc Elite Safety Syringes, which represented 100% of the Elite Safety Syringe inventory as of that date.

Non-Exclusive License Agreement

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

7. Distribution Rights

On November 20, 2001, as amended on February 7, 2002 and April 3, 2002, the Company entered into an exclusive license agreement with Syntho. Pursuant to the Syntest Agreement, the Company acquired the exclusive distribution rights to Syntest, a hormone replacement therapy drug manufactured by Syntho. The Company paid Syntho $2,500,000 and agreed to purchase the Syntest product at a price per unit as agreed upon by the parties. The term of the Syntest Agreement was for a period of five years commencing with the first commercial sale of the Syntest product, which occurred on October 14, 2002.

In March 2003, regular sales of Syntest ceased when Syntho refused, beginning in January 2003, to sell any additional product to the Company resulting in the commencement of litigation by the Company against Syntho and other parties on May 12, 2003. The Company’s initial investment of $2,500,000 was to be amortized over the five year life of the Syntest Agreement, commencing on October 14, 2002 which was the date of the first commercial sale of the product. On October 17, 2005, the Company sold its distribution and other rights and business with respect to Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The difference between the original purchase price of $2,500,000 and the amount received through the sale of the distribution rights to Breckenridge has been written off as of the fiscal year ended October 31, 2002. See Note 15.

8. Product Acquisition

On February 25, 2002, the Company acquired certain intellectual property related to the Solo-Safe™ Safety Syringe from Spectrum Biotech, Inc. (“Spectrum”). In consideration for the issued patents, patents pending and the U.S. Food and Drug Administration (“FDA”) 510(k) premarket notification related to the Solo-Safe™ Safety Syringe, the Company issued 700,000 shares of restricted common stock to the shareholders of Spectrum based on a price per share of $5.00 for a total purchase price of $3,500,000. The Company recorded the purchase as an intangible asset as follows: $3,450,000 related to the cost of the Solo-Safe™ Safety Syringe issued United States Patents and $50,000 related to the cost of the Solo-Safe™ Safety Syringe FDA 510(k) premarket notification.

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

9. Investment in Private Company

In August 2002, the Company completed a $195,000 investment in a development stage medical technology company, A.L. Tech Biomedical, Inc. (“AL Tech)”). In exchange for its investment, the Company received a 6.7% interest in AL Tech in the form of common shares. Due to a number of factors, including the early development stage of AL Tech’s technology and the insolvent financial state of AL Tech, the Company recognized an impairment loss of the entire $195,000 investment as of October 31, 2002.

10. Income Taxes

Significant components of the Company’s deferred tax assets as of October 31, 2003 and 2002 are shown below. In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. At October 31, 2003 and 2002, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The change in the valuation allowance for fiscal 2003 was an increase of $972,791 attributable primarily to net operating losses.

	October 31,	October 31,
	2003	2002

Net operating loss	$1,839,403	$560,057
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	187,909	121,545
Reserve on accounts receivable - related party	—	303,063
Accrual for class action lawsuit settlement	211,402	211,402
Accrual for sales discounts	—	188,201
Other reserves	18,038	18,038
Depreciation and amortization	27,555	19,759
Consulting expense	—	176,135
Consulting expense related to warrants	272,029	—
Other	29,589	14,934
Total gross deferred tax assets	4,692,494	3,719,703
Valuation allowance	(4,692,494)	(3,719,703)
Net deferred tax assets	$—	$—

As of October 31, 2003, the Company had federal and state operating losses of approximately $5,145,388 and $5,131,321, respectively, which will expire as follows:

Federal		State
Year expiring	Amount	Year expiring	Amount

2021	$980,973	2008	$966,906
2022	1,402,246	2009	1,402,246
2023	2,762,169	2010	2,762,169
	$5,145,388		$5,131,321

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

11. Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford provide services to the Company as executive management. For the fiscal year ended October 31, 2003, the Company was billed $688,500 for consulting services rendered by Century Capital.

The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued a warrant to purchase 1,500,000 shares of common stock to Century Capital (see Note 12). As of the fiscal year ended October 31, 2003, the Company owed Century Capital $4,115, which amount was paid in full by the Company in November 2003. In addition, as of the fiscal year ended October 31, 2003 the Company accrued $93,750 related to the minimum annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004 (see Note 14). This amount was paid in full by the Company during the fiscal years ended October 31, 2004 and 2005.

The Company has a 44% stock ownership interest in Medi-Hut International, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During November 2002 and January 2003, the Company purchased Elite Safety Syringes from Medi-Hut International for a total purchase price of $100,002. This amount was paid by the Company during November 2002 and February 2003. As of the fiscal year ended October 31, 2003, there were no accounts payable to Medi-Hut International.

Joseph A. Sanpietro is the Company’s founder and former Chief Executive Officer and Chairman whose employment was terminated by the Company on March 21, 2003. On March 28, 2003, the Company entered into a consulting agreement with Mr. Sanpietro in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003. For the fiscal year ended October 31, 2003, the Company was billed $20,815 for consulting services rendered by Mr. Sanpietro, which amounts were paid in full by the Company as of October 31, 2003. There were no amounts owed by the Company to Mr. Sanpietro as of October 31, 2003.

On April 30, 2003, Mr. Sanpietro, assigned to the Company certain intellectual property owned by Mr. Sanpietro related to the Company’s Elite Safety Syringe. In exchange for nominal consideration, Mr. Sanpietro assigned to the Company patent number 5,562,626 and patent application number 09/488807.

James G. Aaron, a member of the Company’s Board of Directors as of the fiscal year ended October 31, 2003 and 2002, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C., which provided legal services to Medi-Hut during the fiscal year ended October 31, 2003. For the fiscal year ended October 31, 2003, the Company was billed $16,920 for legal services rendered by Ansell, Zaro, Grimm & Aaron, PC, which amounts were paid in full by the Company as of October 31, 2003. There were no amounts owed by the Company to Ansell, Zaro, Grimm & Aaron, PC as of October 31, 2003. As of October 31, 2002, the Company owed Ansell Zaro Grimm & Aaron, P.C. $7,107 for legal services rendered during fiscal 2002. This amount was paid in full by the Company during its fiscal year ended October 31, 2003.

Lawrence P. Marasco, the Company’s former Vice President of Sales and Marketing whose employment was terminated by the Company on March 12,2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During the fiscal year ended October 31, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price of $446,074. As of October 31, 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval. During fiscal year ended October 31, 2002, the Company purchased product and sold product to Larval. The actual amount of products purchased from Larval and sold to Larval cannot be definitively determined due to the limitation on financial reporting discussed above in Note 3. As of October 31, 2002, accounts receivable from Larval was $479,339 which was collected in full during fiscal year ended October 31, 2003. The Company ceased all business with Larval during the year ended October 31, 2003.

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

12. Stockholders’ Equity

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

Non-Statutory Stock Options (NSOs)

Employees, independent directors and consultants of the Company are eligible to receive grants of NSOs. Option grants to any optionee in a single fiscal year of the Company cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). Each individual stock option agreement shall specify the exercise price for the awards as determined by the Company’s Board of Directors (the “Board”). Options may be awarded in combination with SARs.

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

As of October 31, 2003 and 2002, the Company had available to issue 2,000,000 options under the Equity Incentive Plan.

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

The following table summarizes information about vested stock options outstanding.

	October 31, 2003	October 31, 2002

Vested stock options	13,200	10,480
Weighted average exercise price	$6.75	$6.75

The following table summarizes information about stock options outstanding at October 31, 2003. These options were subsequently terminated in 2004 by the Company (see Note 15).

Exercise Price	Options Outstanding	Options Vested	Weighted Average Remaining Contractual Life (Years)

$6.75	20,000	13,200	1.1

Warrants to Purchase Common Stock

On October 5, 2001, the Company entered into an agreement to sell 600,000 units to Empire Fund Managers, LLC (“Empire”) in accordance with the provisions of Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The purchase price of each unit was $5.30. Each unit was comprised of one share of the Company's common stock and one warrant to purchase a share of common stock at a purchase price of $6.75. The warrants were exercisable beginning on the closing date of the transaction and extended over a two year period ending October 5, 2003. Upon the closing of the transaction, the Company recorded a stock subscription receivable, reflected as a contra-equity account on the balance sheet, for $3,000,000 ($3,180,000 less a 6% commission). During fiscal year ended October 31, 2002, the Company received payment for 400,000 units or $2,000,000. On June 17, 2002, the Company cancelled the remaining 200,000 units issued due to Empire’s failure to make payment on the remaining $1,000,000 of receivable. The 200,000 shares within the cancelled units were retired by the Company on October 29, 2002. As of October 31, 2003 and 2002, 400,000 warrants with an exercise price of $6.75 were outstanding.

On August 1, 2002, the Company engaged Muhammed Malik, a consultant, to provide assistance in adding products to the Company’s distribution pipeline. The term of the agreement was for thirty-six months commencing on August 1, 2002 and ending on July 31, 2005, unless terminated sooner by either of the parties. As compensation for these future services, on August 1, 2002, the Company issued to Mr. Malik a warrant to purchase 90,000 shares of common stock of the Company, exercisable at $4.50 per share and a warrant to purchase 90,000 shares of common stock of the Company, exercisable at $2.45 per share. Each warrant was fully vested on the date of issuance and each is exercisable until October 31, 2006. The fair value of each warrant issued was estimated on the grant date using the Black-Scholes pricing model with the following weighted average assumptions; dividend yield of 0%, risk-free interest of 3.03%; volatility of 75.97%; and an expected life of 4.25 years for the warrants. The warrants had a fair value of approximately $215,122 on the date of issuance. Such amount was expensed as of October 31, 2002.

Pursuant to the Consulting Services Agreement, effective as of February 1, 2003, between the Company and Century Capital, on February 1, 2003 a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant had a ten year term and was exercisable at $1.34 per share (the “Underlying Purchase Price”). The per share purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the then existing Underlying Purchase Price. 375,000 shares of common stock underlying the warrant vested immediately upon issuance with another 46,875 shares vesting on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrants vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. For the fiscal year ended October 31, 2003, the Company recorded $681,094 of consulting expense associated with warrants that vested pursuant to the warrant agreement.

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

As of October 31, 2003, none of the warrants had been exercised and warrants to purchase 2,880,000 shares of the Company’s common stock were outstanding at a weighted average exercise price of $1.32 per share (see Note 15).

Treasury Stock

On June 6, 2002, the Company’s Board of Directors authorized the Company to purchase up to 1,500,000 shares of its common stock in the open market. As of October 31, 2003 and 2002, the Company had purchased 192,300 and 144,900 shares, respectively, for total consideration of $419,523 and $363,717, respectively.

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

13. Credit Facilities

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

On November 13, 2002, the Company borrowed $1,500,000 under the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in technical default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. As of October 31, 2003, the Company does not have a lending relationship with a commercial bank.

14. Commitments

Consulting Agreement with Century Capital

The Company entered into a Consulting Services Agreement with Century Capital, effective as of February 1, 2003, in order to engage Century Capital to provide (1) general corporate and business advisory services, (2) strategic business advisory services, and (3) financial advisory services to the Company. The Consulting Services Agreement was approved by the Board. The initial term of the Consulting Services Agreement was two years, which ended on January 31, 2005. All fees related to the Consulting Services Agreement were expensed by the Company during the period of the agreement. See Note 15 - Amended and Restated Agreement Dated February 1, 2005.

David R. LaVance and Thomas S. Gifford are the sole members of Century Capital. On March 21, 2003, pursuant to the Consulting Services Agreement, the Board appointed Mr. LaVance as Chief Executive Officer of the Company, and Mr. Gifford as Executive Vice President and Chief Financial Officer of the Company. Mr. LaVance and Mr. Gifford were also appointed as directors of the Company to fill vacancies on the Board as of the same date. Mr. LaVance assumed the position of Chairman of the Board when he was appointed as a director.

During the initial term of the Consulting Services Agreement, Century Capital received a monthly consulting fee in the amount of $75,000 and was reimbursed for all reasonable and customary business expenses. The Company also issued Century Capital a ten year warrant to purchase 1,500,000 shares of the Company’s common stock (see Notes 12 and 15). In addition, for each one year period commencing on February 1 and ending on January 31 during the term of the Consulting Services Agreement, Century Capital was entitled to be paid a minimum annual cash bonus in an amount not less than $125,000. Century Capital was eligible to earn an annual bonus in excess of $125,000 at the discretion of the Board. As of October 31, 2003, the Company accrued $93,750 related to the minimum annual bonus due to Century Capital.

During the entire term of the Consulting Services Agreement, Mr. LaVance and Mr. Gifford were treated as independent contractors for purposes of compensation, were not be paid any salary or compensation directly by the Company and did not participate in any of the Company’s employee benefit plans.

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

Operating Leases

In July 2002, the Company leased an office facility under a non-cancelable operating lease that commenced on November 24, 2002 and was due to expire on November 24, 2007, with an option to renew for an additional five year term. The Company moved its corporate headquarters to this facility located in Wall Township, New Jersey in December 2003. On May 6, 2004, the Company reached an agreement with the owner of the office facility to terminate the lease (see Note 15). Annual future minimum lease obligations for the office facility through the date of termination as well as other property and equipment leased by the Company, as of October 31, 2003, are as follows:

Fiscal Year Ended October 31,
2004	$188,354
2005	4,296
2006 and thereafter	749
Total Minimum Lease Payments	$193,399

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

On December 14, 2001, the Company entered into an agreement with Bond-Brown Sales Design, LLC (“Bond-Brown”) to assist the Company in the identification and establishment of relationships with distributors for the Elite Safety Syringe. The agreement required the Company to pay Bond-Brown a minimum fee of $10,600 per month for a minimum of six months commencing on January 21, 2002. Thereafter, the agreement continued on a month-to- month basis and was terminated by the Company in August 2003. As of October 31, 2003, there were no amounts owed by the Company pursuant to this agreement.

On July 1, 2002, the Company entered into a license agreement with Cuppy Medical Products, Inc. (“Cuppy”), which had a five year term. Pursuant to this license agreement, Cuppy granted Medi-Hut the exclusive, non-transferable license to manufacture, use, sell and distribute a patented safety engineered intravenous catheter system (the “Cuppy Catheter”) within the United States, United States Possessions, Canada and Mexico. The Company agreed to pay Cuppy an annual royalty of 6% of net sales of the Cuppy Catheter for a period of five years commencing July 1, 2002. In addition, upon execution of the license agreement, the Company paid $125,000 as an advance against future royalty payments, of which $85,000 was non-refundable and $40,000 was refundable in the event the Cuppy Catheter did not receive 510(k) premarket notification clearance from the FDA. Further, the Company agreed to make annual non-refundable payments as advances against future royalties as follows: $25,000 on July 1, 2003, $40,000 on July 1, 2004, $65,000 on July 1, 2005 and $85,000 on July 1, 2006. The license agreement also provided that, upon the notification of receipt of 510(k) premarket notification clearance from the FDA, the Company would grant and issue to Cuppy restricted shares of the Company’s common stock with a total fair market value of $125,000 and afford the holder of the restricted shares with certain registration rights. On November 7, 2003, Cuppy terminated the license agreement with the Company due to the Company’s failure to make the $25,000 license payment that was due on July 1, 2003. The Company does not believe it has any further payment or other obligations under the terminated license agreement nor does it believe it will receive any refunds thereunder. As of October 31, 2003 and 2002, the Company had not accrued for any further payments due under this license agreement.

On March 25, 2002, the Company and Making Distribution Intelligent, LLC (“MDI”) entered into a logistics services agreement pursuant to which MDI was engaged to warehouse the Company’s hormone replacement therapy drug, Syntest, ship the product pursuant to the Company’s instructions, bill the Company’s customers and provide customer service. The agreement, which commenced on March 25, 2002 and was amended on June 17, 2002, required the Company to pay MDI a one-time fee of $15,000, a base monthly fee of $12,250 and a series of variable fees based on a per unit/case/pallet basis for receiving product, storing product, shipping product, invoicing customers and accepting returns. On August 29, 2003, the Company and MDI entered into a termination and mutual release agreement in which the parties agreed to terminate the remaining term of the March 25, 2002 logistics services agreement (21 months resulting in an obligation of $257,250) for a one-time payment of $50,000. The parties also agreed to a mutual release of all potential claims against each other. As of October 31, 2003 and 2002, $0 and $29,376, respectively, were accrued by the Company related to this agreement.

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

15. Subsequent Events

Consulting Agreements with Century Capital

Original Agreement Dated February 1, 2003. On May 14, 2004, in lieu of the minimum annual cash bonus due Century Capital for the period that began on February 1, 2003 and ended on January 31, 2004, Century Capital agreed to accept the following: (1) $50,000 cash payment to be made on September 1, 2004; (2) 1,875,000 shares of the Company’s common stock (fair market value on the date of issuance was $150,000 based on the closing price of the Company’s common stock on that date) and (3) the forgiveness of $75,000 (representing the exercise price) due to the Company from Century Capital related to the purchase by Century Capital of 937,500 shares of the Company’s common stock underlying the warrant issued to it on February 1, 2003 (see Note 15 - Warrants to Purchase Common Stock). On February 25, 2005, Century Capital agreed to accept 500,000 shares of the Company’s common stock as payment of the $50,000 due to Century Capital on September 1, 2004 (fair market value on the date of issuance was $15,000 based on the closing price of the Company’s common stock on that date).

Commencing July 1, 2004, Century Capital agreed to defer $25,000 of its monthly consulting fee for a three month period (through September 30, 2004) in an effort to minimize the Company’s cash burn. Century Capital later agreed to continue the $25,000 monthly deferment through January 31, 2005, at which point the total amount due and owing to Century Capital related to the deferment of its monthly consulting fee was $175,000. On November 1, 2004, Century Capital exercised warrants to purchase 621,876 shares of the Company’s common stock (421,876 shares pursuant to the warrant dated February 1, 2003 and 200,000 shares pursuant to the warrant dated May 14, 2004 - see Subsequent Events: Warrants to Purchase Common Stock). The $16,438 due to the Company from Century Capital related to these warrant exercises were offset against deferred monthly consulting fees due to Century Capital. On February 25, 2005, Century Capital agreed to forgive $60,000 of the monthly deferred consulting fees in exchange for 600,000 shares of the Company’s common stock (fair market value on the date of issuance was $18,000 based on the closing price of the Company’s common stock on that date). In addition, on February 25, 2005, Century Capital exercised warrants to purchase 390,624 shares of the Company’s common stock (140,624 shares pursuant to the warrant dated February 1, 2003 and 250,000 shares pursuant to the warrant dated February 25, 2005 - see Subsequent Events: Warrants to Purchase Common Stock). The $10,312 due to the Company from Century Capital as a result of this exercise was offset by the Company against deferred monthly consulting fees due to Century Capital. On both May 20, 2005 and August 25, 2005, Century Capital exercised warrants to purchase 62,500 shares of the Company’s common stock (125,000 shares in total) pursuant to the warrant dated February 25, 2005. The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. In addition, on August 25, 2005, the Company issued 1,000,000 shares of the Company’s common stock to Century Capital as payment of $50,000 of the deferred monthly consulting fees (fair market value of the common stock on the date of issuance was $40,000). See Note 15 - Amended and Restated Agreement dated February 1, 2005.

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

The initial term of the amended and restated Consulting Services Agreement is one year, ending on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement shall continue until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days written notice. As of March 31, 2006, neither the Company nor Century Capital has provided notice of termination. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also entitled to receive an annual bonus in an amount not less than $125,000 upon the successful completion of to be determined objectives which are established by the independent members of the Board and Century Capital.

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

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 500,000 shares of the Company’s common stock at a purchase price of $.03 per share (see Note 15 - Warrants to Purchase Common Stock). The warrant had a fair value of $10,674 on the date of issuance.

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

On November 1, 2004, Century Capital exercised its right to purchase 200,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on May 14, 2004, the issuance date of the warrant, and the other 100,000 shares became available for purchase prior to November 1, 2004 as a result of the Company’s receipt of $500,000 of cumulative proceeds from the litigation against certain former officers, directors and others that was commenced on December 4, 2003. The $8,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

Century Capital Warrant Dated February 25, 2005. Pursuant to the amended and restated Consulting Services Agreement, on February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $.03 per share until February 25, 2015. The warrant vests as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 1, 2005; (b) an additional 20,833 of the shares underlying the warrant became available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant became available for purchase on January 31, 2006. The warrant had a fair value of approximately $10,674 on the date of issuance.

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

Director Warrants Dated May 14, 2004. On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.04 per share until May 14, 2009. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,600) and on and after the first anniversary date (133,400). The warrants had an aggregate fair value of approximately $32,137 at the date of issuance.

Director Warrants Dated February 25, 2005. On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.03 per share until February 25, 2010. The shares of common stock underlying each warrant vest equally on and after the date of issue (100,000) and on and after the first anniversary date (100,000). The warrants had an aggregate fair value of approximately $6,378 at the date of issuance.

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

On April 2006, the Syntho Group counterclaimed against Medi-Hut and Century Capital, David R. LaVance and Thomas S. Gifford, as agents of Medi-Hut, for allegedly violating the Lanham Act and tortiously interfering with Syntho’s contractual relationship with Breckenridge. The Company does not believe there is any merit to these counterclaims and will vigorously defend same.

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

Other Agreements and Events

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

4.1
Specimen stock certificate representing Medi-Hut’s common stock (Incorporated by reference to Exhibit 4.1 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.2
Convertible Debenture for $50,000, dated May 1, 2005, issued to Manor Oaks Capital Management (Incorporated by reference to Exhibit 4.2 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.3
Convertible Debenture for $50,000, dated May 1, 2005, issued to Chartwell Partners, LLP (Incorporated by reference to Exhibit 4.3 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.4
Convertible Debenture for $50,000, dated May 1, 2005, issued to Glenwood Partners, L.P. (Incorporated by reference to Exhibit 4.4 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.5
Convertible Debenture for $50,000, dated May 1, 2005, issued to Radiology for South Philadelphia Profit Sharing Plan (Incorporated by reference to Exhibit 4.5 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.6
Convertible Debenture for $50,000, dated May 1, 2005, issued to Mark W. Cooper (Incorporated by reference to Exhibit 4.6 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.7
Convertible Debenture for $50,000, dated May 1, 2005, issued to Richard Rimer (Incorporated by reference to Exhibit 4.7 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.1
Joint Venture Agreement between Medi-Hut and COA International Industries, Inc., dated November 16, 2000 (Incorporated by reference to Exhibit 10.8 to Medi-Hut’s Registration Statement on Form SB-2, Registration No. 333-72504, filed with the SEC on October 30, 2001).

10.2
Distribution Agreement between Medi-Hut and Syntho Pharmaceuticals, Inc., dated November 20, 2001 (Incorporated by reference to Exhibit 10.2 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.3
Amendment, dated February 7, 2002, to the Distribution Agreement, dated November 20, 2001, between Medi-Hut and Syntho Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.3 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.4
Amendment, dated April 3, 2002, to the Distribution Agreement, dated November 20, 2001, between Medi-Hut and Syntho Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.4 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

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

10.7*
Amended and Restated Consulting Services Agreement, dated as of February 1, 2005, between Medi-Hut and Century Capital Associates, LLC (Incorporated by reference to Exhibit 10.7 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.8*
Warrant to purchase 1,500,000 shares of Medi-Hut common stock, dated February 1, 2003, issued to Century Capital Associates, LLC (Incorporated by reference as Exhibit 4.1 to Medi-Hut’s Current Report on Form 8-K filed with the SEC on March 3, 2003).

10.9*
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to James G. Aaron (Incorporated by reference to Exhibit 10.9 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.10*
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.10 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.11*
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to John A. Moore (Incorporated by reference to Exhibit 10.11 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.12*
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to Salvatore J. Badalamenti (Incorporated by reference to Exhibit 10.12 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.13*
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.13 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.14*
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to John A. Moore (Incorporated by reference to Exhibit 10.14 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.15*
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Salvatore J. Badalamenti (Incorporated by reference to Exhibit 10.15 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.16*
Warrant to Purchase 700,000 shares of common stock of Medi-Hut, dated May 14, 2004, issued to Century Capital Associates, LLC (Incorporated by reference to Exhibit 10.16 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.17*
Warrant to Purchase 500,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to Century Capital Associates, LLC. (Incorporated by reference to Exhibit 10.17 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.18*
Warrant to Purchase 200,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to John A. Moore (Incorporated by reference to Exhibit 10.18 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.19*
Warrant to Purchase 200,000 shares of common stock of Medi-Hut, dated February 25, 2005, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.19 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.20
Loan Agreement between Medi-Hut and Medi-Hut International, dated June 7, 2002 (Incorporated by reference to Exhibit 10.20 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.21
Non-Exclusive License Agreement between Medi-Hut, COA International Industries, Inc., Medi-Hut International and Young-Kil Shin, dated September 18, 2003 (Incorporated by reference to Exhibit 10.21 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.22
Memorandum of Understanding between Medi-Hut and Medi-Hut International Co., Ltd, dated September 18, 2003 (Incorporated by reference to Exhibit 10.22 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.23
Shared Services Agreement, dated May 1, 2004, between Medi-Hut and Century Capital Associates LLC (Incorporated by reference to Exhibit 10.23 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

14.1
Chief Executive and Senior Financial Officer Code of Ethics (Incorporated by reference to Exhibit 14.1 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

21.1	List of Subsidiaries of Medi-Hut.

31.1**	Section 302 Certification of Chief Executive Officer.

31.2**	Section 302 Certification of Chief Financial Officer.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Constitutes a management contract under Section 601 of Regulation S-B.

**The text of this exhibit has been omitted. Please see the explanatory note under the corresponding exhibit number.