Form 10QSB
period 2004-01-31
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 0-27119

MEDI-HUT CO., INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 282-1620
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 30, 2006, there were 21,701,090 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

MEDI-HUT CO., INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	January 31, 2004 (Unaudited)	October 31, 2003
Assets
Current assets:
Cash and cash equivalents	$814,515	$1,343,560
Accounts receivable	209,174	74,385
Inventories	6,055	101,875
Prepaid insurance	39,331	138,724
Restricted cash	400,000	—
Income tax refund	255,388	—
Prepaid expenses and other	68,326	10,254

Total current assets	1,792,789	1,668,798

Other assets:
Note receivable - related party, less reserve of $475,014 and $470,477, respectively	—	—
Distribution rights	1,000,000	1,000,000
Income tax refund	32,000	287,388
Restricted cash	—	400,000
Security deposit	33,388	33,388
Other	76,626	80,866

Total other assets	1,142,014	1,801,642

Total assets	$2,934,803	$3,470,440

Liabilities
Current liabilities:
Accounts payable	$196,302	$138,857
Accounts payable - related party	280,231	4,115
Accrued expenses	73,790	159,049
Reserve for class action lawsuit settlement	529,299	529,299
Note payable	5,381	10,645
Deferred revenue	52,200	34,209

Total current liabilities	1,137,203	876,174
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 14,558,800 shares issued; 14,366,500 shares outstanding	14,559	14,559
Additional paid in capital	19,450,292	19,438,104
Treasury stock at cost, 192,300 shares	(419,523)	(419,523)
Stock subscription receivable	(300,000)	(300,000)
Deferred compensation	(114,546)	(134,098)
Accumulated deficit	(16,833,182)	(16,004,776)

Total stockholders' equity	1,797,600	2,594,266

Total liabilities and stockholders' equity	$2,934,803	$3,470,440

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2004	2003

Net sales	$223,752	$5,001,003
Cost of sales	156,440	3,741,632
Gross profit	67,312	1,259,371

Operating expenses:
Selling and marketing	2,761	133,871
General and administrative	892,763	759,174

Total operating expenses	895,524	893,045

(Loss) income from operations	(828,212)	366,326

Interest income	—	8,473
Interest expense	(194)	(15,307)

Net (loss) income	$(828,406)	$359,492

Net (loss) income per common share, basic and diluted	$(0.06)	$0.02

Weighted average number of common shares outstanding, basic and diluted	14,366,500	14,413,900

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(828,406)	$359,492
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,240	4,495
Amortization of deferred compensation	19,552	5,610
Consulting expense related to warrants	12,188	—
Reserve on accounts receivable	—	236,340
Changes in operating assets and liabilities:
Accounts receivable	(134,789)	1,855,227
Accounts receivable - related party	—	466,226
Inventories	95,820	(1,361,962)
Prepaid insurance	99,393	(528,285)
Prepaid expenses and other	(58,072)	120,925
Accounts payable	57,445	(4,587,075)
Accounts payable - related party	182,366	69,884
Accrued expenses	8,491	28,729
Deferred revenue	17,991	—

Net cash used in operating activities	(523,781)	(3,330,394)

Cash flows from investing activities:
Purchases of other assets	—	(59,276)
Proceeds from sale of other assets	—	11,787

Net cash used in investing activities	—	(47,489)

Cash flows from financing activities:
Proceeds from line of credit	—	1,500,000
Repayment of note payable	(5,264)	—

Net cash (used in) provided by financing activities	(5,264)	1,500,000

Decrease in cash and cash equivalents	(529,045)	(1,877,883)
Cash and cash equivalents - beginning of period	1,343,560	3,695,890

Cash and cash equivalents - end of period	$814,515	$1,818,007

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$194	$9,119

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The financial statements included herein have been prepared by Medi-Hut Co., Inc. (“Medi-Hut” or the “Company”) and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of October 31, 2003 and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2003, which was filed with the Securities and Exchange Commission (the “SEC”).

The Company currently does not have any recurring revenue from the sale of products. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

Management believes the funds received in connection with the issuance of the convertible debentures on May 26, 2005 and the sale of common stock on August 25, 2005 and the proceeds received from the settlement agreements with: (1) Breckenridge Pharmaceutical Inc. (“Breckenridge”); (2) Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”); and (3) Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), together with funds currently available to the Company, will be sufficient to support planned operations through January 1, 2008 (see Notes 14 and 16). Management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

2.	Limitation on Financial Reporting

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

In addition, as a result of the above noted limitations on financial reporting, the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003 and the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2003, do not include the required comparative financial information related to the fiscal year ended October 31, 2002. Since those reports do not contain the required comparative financial information, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

3.	Discontinuance of Product Lines

The Company discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue from the sale of products. The Company is currently developing the HCMS. See Note 1.

4.	Concentration

The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. The Company generally has not experienced any material losses related to trade receivables from individual customers.

As of January 31, 2004, Rugby Laboratories, Inc. (“Rugby”) and the University Radiology Group PC (“University Radiology”) accounted for approximately 87% and 11%, respectively, of accounts receivable. Subsequent to January 31, 2004, all accounts receivable had been collected in full. As of October 31, 2003, Rugby accounted for approximately 90% of accounts receivable. Subsequent to October 31, 2003, all accounts receivable had been collected in full.

For the three months ended January 31, 2004, Rugby and University Radiology accounted for approximately 67% and 12%, respectively, of net sales. For the three months ended January 31, 2003, McKesson Corporation, 824 Drug Inc. and Eckerd Corporation accounted for approximately 43%, 22% and 15%, respectively, of net sales.

As of January 31, 2004 and October 31, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the three months ended January 31, 2004, Triad Group, Inc. and Medical Products, Inc. accounted for approximately 67% and 10%, respectively, of total purchases. For the three months ended January 31, 2003, Syntho and Kinray Inc. (“Kinray”) accounted for approximately 62% and 19%, respectively, of total purchases.

5.	Accounts Receivable

As of January 31, 2004 and October 31, 2003, the accounts receivable reserves for doubtful accounts and the reserve for sales returns and allowances on product sales were $0.

6.	Inventories

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of January 31, 2004 and October 31, 2003, inventory consisted solely of finished goods.

7.	Note Receivable - Related Party

In June 2002 and February 2003, the Company provided Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”), a related party, with $300,000 and $150,000, respectively, in working capital to fund Medi-Hut International’s operations. Effective June 7, 2002, the Company and Medi-Hut International entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which Medi-Hut International agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005, $125,000 on December 31, 2006 and $125,000 on or before December 31, 2007. As of January 31, 2004 and October 31, 2003, the Company had reserved for the entire principal balance of $450,000 and interest of $25,014 and $20,477, respectively, due to the financial condition of Medi-Hut International.

8.	Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. For the three months ended January 31, 2004, the Company was billed $225,000 for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the three months ended January 31, 2004, the Company accrued $181,250 related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004. As of January 31, 2004, the Company owed Century Capital $280,231 for unpaid bonuses and expenses, which amount was paid in full by the Company during the fiscal year ended October 31, 2004. As of October 31, 2003, the Company owed Century Capital $97,865 for unpaid bonuses and expenses, which amount was paid in full by the Company during the fiscal years ended October 31, 2004 and 2005.

James G. Aaron, a member of the Company’s Board of Directors as of January 31, 2003, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C. During the three months ended January 31, 2003, the Company was billed $11,509 for legal services rendered by Ansell Zaro Grimm & Aaron, P.C. As of January 31, 2004 and October 31, 2003, there were no accounts payable to Ansell Zaro Grimm & Aaron, P.C.

The Company has a 44% stock ownership interest in Medi-Hut International, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During the three months ended January 31, 2003, the Company purchased Elite Safety Syringes from Medi-Hut International for a total purchase price of $100,002. As of January 31, 2004 and October 31, 2003, there were no accounts payable to Medi-Hut International.

Lawrence P. Marasco, the Company’s Vice President of Sales and Marketing during the three months ended January 31, 2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During the three months ended January 31, 2003, the Company purchased product with a total purchase price of $2,256 from Larval and sold product to Larval for a total sales price of $411,929. As of January 31, 2004 and October 31, 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

9.	Line of Credit

On February 26, 2002, the Company entered into a loan agreement (the “Loan Agreement”) with PNC Bank (“PNC”). Pursuant to the Loan Agreement, the Company secured a $750,000 note (the “Note”) under which the Company was permitted to draw-down money until February 1, 2003. In addition, the Company secured a $2,000,000 line of credit (“Line of Credit”) for a term of one year ending February 1, 2003. On November 13, 2002, the Company borrowed $1,500,000 pursuant to the Line of Credit. On December 13, 2002, the Company was notified by PNC that it was in technical default on the Note and the Line of Credit, and, in February 2003, it was notified that PNC would not extend the expiration date of the Note or the Line of Credit, at which time the outstanding balance on the Line of Credit was $1,500,000. As a result, in February and March 2003, the Company paid PNC $1,500,000 related to the Line of Credit and $159,404 related to a letter of credit and certain fees. Since the payment of amounts owed to PNC, the Company has not had a lending relationship with a bank.

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

During the three months ended January 31, 2004, the Company granted 185,000 options to employees. No stock-based compensation is reflected in the net loss for the three months ended January 31, 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three months ended January 31, 2004, the Company recognized a total of $12,188 of consulting expense related to the warrant issued to Century Capital on February 1, 2003 (see Note 13). During the three months ended January 31, 2004, the Company recognized a total of $19,552 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 (see Note 13).

The following table illustrates the effect on net (loss)/income and net (loss)/income per share if the fair value based method had been applied to all awards:

	Three Months Ended January 31,
	2004	2003
Reported net (loss) income	$(828,406)	$359,492
Stock-based employee compensation expense included in net (loss) income, net of related tax effects	—	5,610
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(376)	(6,947)
Pro forma net (loss) income	$(828,782)	$358,155
Basic and diluted net (loss) income per share:
As reported	$(0.06)	$0.02

Pro forma	$(0.06)	$0.02

11.	Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive.

During the three months ended January 31, 2004, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of January 31, 2004, total potential dilutive securities included 2,880,000 shares of common stock subject to warrants and 198,200 shares of common stock subject to options.

As of January 31, 2003, stock options and warrants to purchase 20,000 and 580,000 shares of common stock, respectively, were outstanding at exercise prices that were in excess of the fair market value of the Company’s common stock. Accordingly, the weighted average number of shares outstanding for both the basic and diluted net income per share computation is the same.

12.	Income Taxes

The Company has approximately $5,145,388 and $5,131,321 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2003 and are available to offset future taxable income in fiscal years 2004 through 2023. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $330,802 during the three months ended January 31, 2004, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of January 31, 2004 and October 31, 2003 are as follows:

	January 31, 2004	October 31, 2003

Net operating loss	$2,158,334	$1,839,403
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	189,721	187,909
Accrual for class action lawsuit settlement	211,402	211,402
Other reserves	18,038	18,038
Depreciation and amortization	33,920	27,555
Consulting expense related to warrants	276,897	272,029
Other	28,415	29,589
Total gross deferred tax assets	5,023,296	4,692,494
Valuation allowance	(5,023,296)	(4,692,494)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

13.	Stockholders’ Equity

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. On February 1, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrant shares vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three months ended January 31, 2004, the Company recorded $12,188 of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,666 shares), on and after the first anniversary date (66,666 shares) and on and after the second anniversary date (66,668 shares). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64%; and an expected life of 5 years. The warrants had a fair value of approximately $155,138 at the date of issuance which the Company recorded as deferred compensation to be amortized over the vesting period of the warrants. During the three months ended January 31, 2004, the Company recorded $19,552 of amortization expense associated with the warrant shares that had vested pursuant to the warrants.

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

On August 18, 2003, the Company reached settlement of the consolidated class action lawsuit, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of Medi-Hut common stock (fair value of approximately $129,299 as of August 18, 2003) which was equivalent to six percent of Medi-Hut’s issued and outstanding shares of the Company’s common stock on the date the settlement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of the legal costs and expenses incurred by the Company in connection with the consolidated class action lawsuit.

On September 12, 2003, the complaint filed in the consolidated class action lawsuit against the Company and the other defendants was amended. The amended class action complaint included additional information, including information regarding the alleged improper conduct of certain former officers and directors of the Company.

On January 12, 2004, the United States District Court for the District of New Jersey issued a Preliminary Approval Order and issued its final approval of the settlement on May 3, 2004.

FBI Investigation

On November 22, 2002, the Federal Bureau of Investigation (“FBI”) executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. As of November 30, 2006, no indictments or charges have been issued against the Company.

Guilty Pleas of Former Officers and Directors

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

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against the Syntho Group, Breckenridge and its principal owner, Larry Runsdorf (collectively, the “Breckenridge Group”), and the Schrader Group relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006 (the “Syntest Agreement”). In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the Syntest Agreement and that Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

In addition, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon. The promissory note, due and payable on October 24, 2003, was issued by Mr. Russo as payment for 100,000 shares of the Company’s common stock which he purchased in a private placement by the Company during the fall of 2001. The Company also sought to recover damages from Mr. Russo for his alleged breach of fiduciary duties to the Company during the time he was serving as an officer of the Company. See Note 16.

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation against two of its former accounting firms, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”), which served as the Company’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates (“Koenig”) an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors in December 2003, is a principal of Koenig. In its complaint, the Company alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleged in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices, which had a devastating impact on the Company. The Company also alleged in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers. See Note 16.

15.	Recent Accounting Pronouncements

In October 2004, the FASB concluded that the proposed SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company, as a small business issuer, will not have to adopt SFAS 123R until the fiscal year ended October 31, 2007. The Company does not expect SFAS 123R to have a material impact on its consolidated results of operations or financial condition.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

In December of 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company does not expect SFAS 153 to have a material impact on its consolidated results of operations or financial condition.

The FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaced APB Opinion No. 20, “Accounting Changes.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not expect SFAS 154 to have a material impact on its consolidated results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of FIN 48 will have on its consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on its consolidated results of operations or financial condition.

16.	Subsequent Events

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

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. Pursuant to the purchase and settlement agreement, the Company reserved all of its rights to its claims for damages against the Syntho Group that were incurred by the Company as a result of the alleged breach by the Syntho Group of the Syntho Agreement and other wrongful actions by the Syntho Group. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement.

On February 22, 2006, the Company amended its complaint in this action to, among other things, include claims that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax Pharmaceuticals, Inc. (“Intermax”) and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

On April 10, 2006, the Syntho Group counterclaimed against Medi-Hut and Century Capital, David R. LaVance and Thomas S. Gifford, as agents of Medi-Hut, for allegedly violating the Lanham Act and tortiously interfering with Syntho’s contractual relationship with Breckenridge.

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax. Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey (see Litigation Against Certain Former Officers and Directors and Others). In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax.

Litigation Against Certain Former Officers and Directors and Others. On February 4, 2004, the Company entered into a settlement and release agreement with Vincent J. Sanpietro. In exchange for a one time payment of $20,000, the return of 554,800 shares of the Company’s common stock and certain other non-monetary considerations, the Company agreed to discharge its claims against Mr. Sanpietro.

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

On July 6, 2004, the Company amended the complaint against certain of its former officers and directors and others and commenced litigation against Muhammed Malik, Intermax and Syntho. In its complaint, Medi-Hut alleges that Muhammed Malik, in his capacity as a consultant to the Company and as President of Intermax and Syntho: (1) provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-hut’s revenues and earnings through fraudulent accounting practices; (2) committed violations of state and federal laws prohibiting forgery and fraudulent practices; and (3) otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The defendants in this action have counterclaimed against the Company for alleged: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud, (4) misrepresentation, (5) fraudulent concealment, (6) violation of the New Jersey Consumer Fraud Act, (7) conversion, and (8) failure to pay for delivered product.

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

In late 2005 and early 2006, defendants Syntho and Muhammed Malik made motions to dismiss Medi-Hut’s claims based on the entire controversy doctrine and the principle of comity. These motions were denied. In April 2006, Syntho and Malik sought leave to appeal the denial of their motion to dismiss on the principle of comity. This motion was also denied.

On April 6, 2006, the Company filed a second amended complaint in which it alleges that, among other things, it has suffered significant damages as a result of the Syntho Group’s breach of the distribution agreement between Syntho and Medi-Hut, pursuant to which Medi-Hut had exclusive rights to distribute Syntest, and the Syntho Group’s related conduct.

On November 22, 2006, the Company entered into a settlement agreement and release with the Syntho Group and Intermax pursuant to which the Company, the Syntho Group and Intermax agreed to dismiss with prejudice the actions against each other which were pending in the Superior Court of New Jersey. See Syntest Litigation.

Litigation Against Former Accounting Firms. On May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for mutual releases among other things, the Company agreed to discharge its claims against Koenig.

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

On October 4, 2006, the Company filed a motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted the Company’s motion and dismissed the complaint without prejudice.

Item 2.  Management Discussion and Analysis or Plan of Operation

General

Certain information included in this quarterly report on Form 10-QSB and other filings of the Company under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Company may participate; competition within the Company’s chosen industries, including competition from much larger competitors; technological advances; available capital; and failure by the Company to successfully develop or acquire products and form new business relationships.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to product returns, bad debts, inventories, investments, intangible assets, income taxes, contingencies and litigation. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that the Company believes affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis or Plan of Operation and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2003. There have been no material changes to the critical accounting policies.

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue from the sale of products. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

For the three months ended January 31, 2004 and 2003, net sales were $223,752 and $5,001,003, respectively. During these periods, net sales by product category were as follows:

	For the Three Months Ended January 31, 2004	For the Three Months Ended January 31, 2003
Syntest	$—	$3,525,111
Name Brand and Generic Drugs	—	1,342,050
Condoms	147,586	90,461
Disposable Medical Products	76,166	43,381
	$223,752	$5,001,003

For the three months ended January 31, 2004, net sales decreased approximately 96% compared to the three months ended January 31, 2003. This decrease was primarily the result of the cessation of sales of Syntest in March 2003 due to a dispute with the manufacturer thereof (see Part II, Item 1. Legal Proceedings - Syntest Litigation) and the cessation of sales of name brand and generic drugs in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

During the three months ended January 31, 2004, sales of condoms represented approximately 66% of net sales and sales of disposable medical products represented approximately 34% of net sales. During the three months ended January 31, 2003, sales of Syntest represented approximately 70% of net sales and sales of pharmaceutical products represented approximately 27% of net sales.

Cost of Sales. During the three months ended January 31, 2004 and 2003, the cost of sales was approximately 70% and 75%, respectively, of net sales. Cost of sales as a percentage of net sales decreased during the three months ended January 31, 2004, as compared to the three months ended January 31, 2003. This decrease was primarily the result of the Company’s decision to stop selling name brand and generic drugs due to low margins attributed to such sales.

Selling and Marketing. For the three months ended January 31, 2004 and 2003, selling and marketing expenses were $2,761 and $133,871, respectively, or approximately 1% and 3%, respectively, of net sales. The $131,110 decrease in selling and marketing expenses for the three months ended January 31, 2004 was primarily the result of a $99,398 decrease in sales and marketing consulting expenses, a $9,117 decrease in compensation and related benefits as a result of a reduction in personnel and a $21,968 decrease in marketing costs.

General and Administrative. For the three months ended January 31, 2004, general and administrative expenses were $892,763, as compared to $759,174 for the three months ended January 31, 2003. The $133,589, or 18%, increase in general and administrative expenses for the three months ended January 31, 2004 was primarily the result of a $38,273 increase in the cost of director and officer liability insurance and a $355,250 increase in consulting expenses related to new management. These increases were partially offset by a $129,390 decrease in legal expenses primarily attributable to a reduction in costs related to the consolidated class action lawsuit involving the Company and the investigation of and proceedings against the Company by the SEC and the NASD and a $134,424 decrease in compensation and related benefits as a result of a reduction in personnel. See Part II, Item 1. Legal Proceedings - SEC Investigation and Class Action Lawsuits.

Other Income (Expenses). During the three months ended January 31, 2004, the Company incurred interest expense of $194, as compared to $15,307 for the three months ended January 31, 2003. The $15,113 decrease in interest expense for the three months ended January 31, 2004 was primarily due to the repayment of the Line of Credit to PNC in February 2003. During the three months ended January 31, 2004, interest income decreased $8,473 as compared to the three months ended January 31, 2003.

Net (Loss) Income. For the three months ended January 31, 2004, the Company had a net loss of $828,406 or $0.06 per share (basic and diluted), as compared to net income of $359,492 or $0.02 per share (basic and diluted) for the three months ended January 31, 2003.

Liquidity and Capital Resources

Operating Activities. During the three months ended January 31, 2004, the Company utilized $523,781 of cash flow in operations. Cash for the three months ended January 31, 2004 was increased primarily due to a decrease in inventories of $95,820, an increase in accounts payable and related party accounts payable of $239,811, a decrease in prepaid insurance of $99,893, an increase in deferred revenue of $17,991, consulting expense of $12,188 related to the issuance of warrants to purchase common stock and amortization of deferred compensation of $19,552. The Company’s cash position during the three months ended January 31, 2004 was reduced primarily due to an increase in accounts receivable of $134,789, an increase in prepaid expenses and other of $58,072 and a net loss of $828,406. The increase in accounts payable and related party accounts payable was primarily due to consulting fees and expenses owed to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The increase in accrued expenses was related to an accrual for director and officer liability insurance.

Investment Activities. During the three months ended January 31, 2004, the Company did not utilize cash flow in investing activities nor was cash flow provided by investing activities.

Financing Activities. During the three months ended January 31, 2004, cash flow used in financing activities amounted to $5,264 which consisted of payments on a note payable.

Liquidity and Capital Resources. As of January 31, 2004, the Company had working capital of $655,586. At that date, cash and cash equivalents totaled $814,515.

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

On May 26, 2005, the Company closed on a private placement of convertible debentures. The gross proceeds received in connection with this private placement were $300,000.

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share).

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement whereby Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See “Part II, Item 1. Legal Proceedings - Syntest Litigation.”

On February 21, 2006, the Company entered into a settlement agreement and release with Rosenberg pursuant to which Rosenberg paid the Company the sum of $425,000. See “Part II, Item 1. Legal Proceedings - Litigation Against Former Accounting Firms.”

On November 22, 2006, the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax entered into a settlement agreement and release whereby the Syntho Group agreed to pay the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. See “Part II, Item 1. Legal Proceedings - Syntest Litigation.”

No revenue is currently generated by the Company. As of November 30, 2006, the Company’s cash position was approximately $815,000 and $100,000 is due from Breckenridge pursuant to the purchase and settlement agreement entered into on October 17, 2005 by the Company and Breckenridge and $2,850,000 is due from the Syntho Group pursuant to the settlement agreement and release entered into on November 22, 2006 by the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax. The Company estimates that the combination of the cash on hand and the monies due from Breckenridge and the Syntho Group is sufficient in order to fund the Company’s operations and the development of the HCMS for at least the next 12 months.

Management believes that the Company will require additional capital in order to complete the development of the HCMS, to acquire additional products and technologies and to otherwise implement its strategy for business development. The Company currently does not have any lending relationships with commercial banks and does not anticipate establishing such a relationship in the foreseeable future due to the Company’s limited operations and assets. Consequently, management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities.

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

In addition, as a result of the above noted limitations on financial reporting, the Company's quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003 and the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2003, do not include the required comparative financial information related to the fiscal year ended October 31, 2002. Since those reports do not contain the required comparative financial information, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

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

On August 18, 2003, the Company reached an agreement to settle the consolidated class action lawsuits, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of the Company’s common stock (fair value of approximately $129,299 as of August 18, 2003), which equaled 6% of the Company’s issued and outstanding shares of common stock on the date the settlement agreement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of the legal costs and expenses incurred by the Company in connection with the consolidated class action lawsuit.

On September 12, 2003, the complaint filed in the consolidated class action lawsuit against the Company and the other defendants was amended. The amended class action complaint included additional information, including information regarding the alleged improper conduct of certain former officers and directors of the Company.

On January 12, 2004, the United States District Court for the District of New Jersey issued a Preliminary Approval Order preliminarily approving the settlement of the consolidated class action lawsuit and issued its final approval of the settlement on May 3, 2004. For purposes of the settlement only, the United States District Court for the District of New Jersey certified a class on behalf of all persons or entities who purchased or otherwise acquired shares of the Company’s common stock during the period from October 7, 1999 through August 19, 2003, inclusive, and who were damaged thereby. Excluded from the class, among others, were the defendants and the members of their immediate families, any entity in which any defendant has a controlling interest and the current and former directors and officers of the Company.

FBI Investigation

On November 22, 2002, the FBI executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. As of November 30, 2006, no indictments or charges have been issued against the Company.

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

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. Pursuant to the purchase and settlement agreement, the Company reserved all of its rights to its claims for damages against the Syntho Group that were incurred by the Company as a result of the alleged breach by the Syntho Group of the Syntho Agreement and other wrongful actions by the Syntho Group. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement.

On February 22, 2006, the Company amended its complaint in this action to, among other things, include claims that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

On April 10, 2006, the Syntho Group counterclaimed against Medi-Hut and Century Capital, David R. LaVance and Thomas S. Gifford, as agents of Medi-Hut, for allegedly violating the Lanham Act and tortiously interfering with Syntho’s contractual relationship with Breckenridge.

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax. Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. See “Litigation Against Certain Former Officers and Directors and Others.” In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax.

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

On July 6, 2004, the Company amended the complaint against certain of its former officers and directors and others and commenced litigation against Muhammed Malik, Intermax and Syntho. In its complaint, the Company alleges that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate the Company’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The defendants in this action have counterclaimed against the Company for alleged: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud, (4) misrepresentation, (5) fraudulent concealment, (6) violation of the New Jersey Consumer Fraud Act, (7) conversion, and (8) failure to pay for delivered product.

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

In late 2005 and early 2006, defendants Syntho and Muhammed Malik made motions to dismiss Medi-Hut’s claims based on the entire controversy doctrine and the principle of comity. These motions were denied. In April 2006, Syntho and Malik sought leave to appeal the denial of their motion to dismiss on the principle of comity. This motion was also denied.

On April 6, 2006, the Company filed a second amended complaint in which it alleges that, among other things, it has suffered significant damages as a result of the Syntho Group’s breach of the distribution agreement between Syntho and Medi-Hut, pursuant to which Medi-Hut had exclusive rights to distribute Syntest, and the Syntho Group’s related conduct.

On November 22, 2006, the Company entered into a settlement agreement and release with the Syntho Group and Intermax pursuant to which the Company, the Syntho Group and Intermax agreed to dismiss with prejudice the actions against each other which were pending in the Superior Court of New Jersey. See “Syntest Litigation.”

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, which served as Medi-Hut’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, an accounting consultant engaged by the Company to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, the Company alleges that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleges in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate the Company’s revenues and earnings through fraudulent accounting practice, which had a devastating impact on the Company. The Company also alleges in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

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

On October 4, 2006, the Company filed a motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted the Company’s motion and dismissed the complaint without prejudice.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	MEDI-HUT CO., INC.

December 21, 2006:	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

December 21, 2006:	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

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

10.4
Amendment, dated April 3, 2002, to the Distribution Agreement, dated November 20, 2001, between Medi-Hut and Syntho Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.4 to Medi-Hut’s Annual Report on Form 10-KSB, for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

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

10.24
Technology License Agreement between The Research Foundation of State University of New York for and on behalf of University of Buffalo and Medi-Hut dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to Medi-Hut’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.