Form 10QSB
period 2004-04-30
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______ .

Commission file number 0-27119

MEDI-HUT CO., INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 282-1620
(Issuer’s telephone number)

_________________________________________________________________
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

MEDI-HUT CO., INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	April 30, 2004 (Unaudited)	October 31, 2003
Assets
Current assets:
Cash and cash equivalents	$963,589	$1,343,560
Accounts receivable	41,654	74,385
Inventories	75,197	101,875
Prepaid insurance	110,925	138,724
Note receivable	30,000	--
Restricted cash	400,000	--
Income tax refund	157,449	--
Prepaid expenses and other	8,970	10,254

Total current assets	1,787,784	1,668,798

Other assets:
Note receivable - related party, less reserve of $479,403 and $470,477, respectively	--	--
Distribution rights	1,000,000	1,000,000
Income tax refund	32,000	287,388
Restricted cash	--	400,000
Security deposit	--	33,388
Other	57,358	80,866

Total other assets	1,089,358	1,801,642

Total assets	$2,877,142	$3,470,440

Liabilities
Current liabilities:
Accounts payable	$304,971	$138,857
Accounts payable - related party	310,190	4,115
Accrued expenses	145,792	159,049
Reserve for class action lawsuit settlement	529,299	529,299
Note payable	47,228	10,645
Deferred revenue	--	34,209

Total current liabilities	1,337,480	876,174
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 10,657,500 and 14,558,800 shares issued, respectively;
10,657,500 and 14,366,500 shares outstanding, respectively	10,658	14,559
Additional paid in capital	19,021,506	19,438,104
Treasury stock at cost, 0 and 192,300 shares, respectively	--	(419,523)
Stock subscription receivable	(300,000)	(300,000)
Deferred compensation	(71,723)	(134,098)
Accumulated deficit	(17,120,779)	(16,004,776)

Total stockholders' equity	1,539,662	2,594,266

Total liabilities and stockholders' equity	$2,877,142	$3,470,440

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Net sales	$128,625	$1,174,249	$352,377	$6,175,252
Cost of sales	82,241	555,489	238,681	4,297,121
Gross profit	46,384	618,760	113,696	1,878,131

Operating expenses:
Selling and marketing	1,609	116,901	4,370	250,772
General and administrative	789,659	1,914,014	1,682,422	2,673,188

Total operating expenses	791,268	2,030,915	1,686,792	2,923,960

Loss from operations	(744,884)	(1,412,155)	(1,573,096)	(1,045,829)

Proceeds from settlement of litigation	455,000	--	455,000	--
Interest income	4,065	2,845	4,065	11,318
Interest expense	(1,778)	(6,223)	(1,972)	(21,530)

Net loss	$(287,597)	$(1,415,533)	$(1,116,003)	$(1,056,041)

Net loss per common share, basic and diluted	$(0.02)	$(0.10)	$(0.08)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	13,876,671	14,392,597	14,125,645	14,403,425

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,116,003)	$(1,056,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,508	8,452
Amortization of deferred compensation	33,898	7,480
Consulting expense related to warrants	22,501	613,594
Compensation expense related to issuance of common stock	5,000	--
Reserve on accounts receivable	--	(464,667)
Reserve on note receivable - related party	--	150,000
Changes in operating assets and liabilities:
Accounts receivable	32,731	4,604,462
Accounts receivable related party	--	479,339
Inventories	26,678	(929,531)
Prepaid insurance	27,799	(363,265)
Note receivable	(30,000)	--
Prepaid expenses and other	1,284	72,839
Income tax refund	97,939	--
Security deposit	33,388	--
Accounts payable	166,114	(5,068,821)
Accounts payable - related party	212,325	12,979
Accrued expenses	80,493	24,110
Deferred revenue	(34,209)	--

Net cash used in operating activities	(416,554)	(1,909,070)

Cash flows from investing activities:
Purchases of fixed assets	--	(74,785)
Proceeds from sale of other assets	--	11,787
Note receivable - related party	--	(150,000)

Net cash used in investing activities	--	(212,998)

Cash flows from financing activities:
Purchase of Company common stock	--	(55,806)
Proceeds from note payable	84,000	--
Repayment of note payable	(47,417)	--

Net cash provided by (used in) financing activities	36,583	(55,806)

Decrease in cash and cash equivalents	(379,971)	(2,177,874)
Cash and cash equivalents - beginning of period	1,343,560	3,695,890

Cash and cash equivalents - end of period	$963,589	$1,518,016

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$1,972	$20,356
Noncash financing activity:
Retirement of treasury stock	$419,523	$--

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

As of April 30, 2004, Rugby Laboratories, Inc. (“Rugby”) and Union County Orthopaedic Group accounted for approximately 77% and 19%, respectively, of accounts receivable. Subsequent to April 30, 2004, all accounts receivable had been collected in full. As of October 31, 2003, Rugby accounted for approximately 90% of accounts receivable. Subsequent to October 31, 2003, all accounts receivable had been collected in full.

For the three and six months ended April 30, 2004, Rugby accounted for approximately 89% and 75%, respectively, of net sales. For the three months ended April 30, 2003, Medpharm Corporation (“Medpharm”), Eckerd, Rugby and Bergin accounted for approximately 23%, 20%, 12% and 10%, respectively, of net sales. For the six months ended April 30, 2003, McKesson, 824 Drug Inc. and Eckerd accounted for approximately 35%, 17% and 16%, respectively, of net sales.

As of April 30, 2004 and October 31, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the three months ended April 30, 2004, Calatex Inc. (“Calatex”) and Triad Group, Inc. (“Triad”) accounted for approximately 72% and 21%, respectively, of total purchases. For the six months ended April 30, 2004, Calatex and Triad accounted for approximately 50% and 35%, respectively, of total purchases. For the three months ended April 30, 2003, Calatex, Triad and Larval Corporation (“Larval”) accounted for approximately 37%, 26% and 20%, respectively, of total purchases. For the six months ended April 30, 2003, Syntho and Kinray, Inc. accounted for approximately 61% and 19%, respectively, of total purchases.

5.   Accounts Receivable

As of April 30, 2004 and October 31, 2003, the accounts receivable reserves for doubtful accounts and the reserve for sales returns and allowances on product sales were $0.

6.   Inventories

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of April 30, 2004 and October 31, 2003, inventory consisted solely of finished goods.

7.   Note Receivable - Related Party

In June 2002 and February 2003, the Company provided Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”), a related party, with $300,000 and $150,000, respectively, in working capital to fund Medi-Hut International’s operations. Effective June 7, 2002, the Company and Medi-Hut International entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which Medi-Hut International agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005, $125,000 on December 31, 2006 and $125,000 on or before December 31, 2007. As of April 30, 2004 and October 31, 2003, the Company had reserved for the entire principal balance of $450,000 and interest of $29,403 and $20,477, respectively, due to the financial condition of Medi-Hut International.

8.   Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. For the three and six months ended April 30, 2004, the Company was billed $225,000 and $450,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the three months ended April 30, 2004, the Company accrued $31,250 related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. During the six months ended April 30, 2004, the Company accrued $212,500 related to the annual bonuses due to Century Capital which consisted of $181,250 for the one year period commencing February 1, 2003 and ending January 31, 2004 and $31,250 for the one year period commencing February 1, 2004 and ending January 31, 2005. As of April 30, 2004, the Company owed Century Capital $310,190 for unpaid bonuses and expenses, of which $278,940 was paid in full by the Company during the fiscal year ended October 31, 2004.

For the three and six months ended April 30, 2003, the Company was billed $187,500 and $238,500, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued a warrant to purchase 1,500,000 shares of common stock to Century Capital (see Note 13). In addition, during the three and six months April 30, 2003, the Company accrued $31,250 related to the minimum annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004.

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

James G. Aaron, a member of the Company’s Board of Directors until February 2004, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C. For the three and six months ended April 30, 2003, the Company was billed $5,063 and $16,572, respectively, for legal services rendered by Ansell, Zaro, Grimm & Aaron, PC. As of April 30, 2004 and October 31, 2003, there were no accounts payable to Ansell Zaro Grimm & Aaron, P.C.

The Company has a 44% stock ownership interest in Medi-Hut International, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During the three and six months ended April 30, 2003, the Company purchased Elite Safety Syringes from Medi-Hut International for a total purchase price of $100,002. As of April 30, 2004 and October 31, 2003, there were no accounts payable to Medi-Hut International.

Lawrence P. Marasco, the Company’s former Vice President of Sales and Marketing whose employment was terminated by the Company on March 12, 2003, was the sole officer, director and shareholder of Larval, a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During the quarter ended April 30, 2003, the Company purchased product with a total purchase price of $22,908 from Larval and sold product to Larval for a total sales price of $20,561. For the six months ended April 30, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price at $432,490. As of April 30, 2004 and October 31, 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

9.   Note Payable and Line of Credit

On February 2, 2004, the Company entered into a finance agreement with Amgro, Inc. (“Amgro”). Pursuant to the terms of the agreement, Amgro loaned the Company the principal amount of $84,000, which amount would accrue interest at a rate of 7.25% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The agreement required the Company to make nine monthly payments of $9,618, including interest, with the first payment due upon the execution of the agreement. As of April 30, 2004, the outstanding principal balance related to this finance agreement was $47,228.

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

During the three months ended April 30, 2004, the Company did not grant any options to employees. During the six months ended April 30, 2004, the Company granted 185,000 options to employees. No stock-based compensation is reflected in the net loss for the six months ended April 30, 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and six months ended April 30, 2004, the Company recognized a total of $10,313 and $22,501, respectively, of consulting expense related to the warrant issued to Century Capital on February 1, 2003 (see Note 13). During the three and six months ended April 30, 2004, the Company recognized a total of $14,346 and $33,898, respectively, of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 (see Note 13).

The Company did not grant any options to employees during the three or six months ended April 30, 2003. During the three and six months ended April 30, 2003, the Company recognized a total of $613,594 of consulting expense related to the warrant issued to Century Capital on February 1, 2003 (see Note 13).

The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all awards:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Reported net loss	$(287,597)	$(1,415,533)	$(1,116,003)	$(1,056,041)
Stock-based employee compensation expense included in net loss, net of
related tax effects	--	1,870	--	7,480
Stock-based employee compensation determined under the fair value based
method, net of related tax effects	(858)	(2,316)	(1,234)	(9,263)
Pro forma net loss	$(288,455)	$(1,415,979)	$(1,117,237)	$(1,057,824)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.10)	$(0.08)	$(0.07)

Pro forma	$(0.02)	$(0.10)	$(0.08)	$(0.07)

11.   Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive.

During the three and six months ended April 30, 2004, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of April 30, 2004, total potential dilutive securities included 2,746,666 shares of common stock subject to warrants and 198,200 shares of common stock subject to options.

During the three and six months ended April 30, 2003, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of April 30, 2003, total potential dilutive securities included 2,080,000 shares of common stock subject to warrants and 13,200 shares of common stock subject to options.

12.   Income Taxes

The Company has approximately $5,145,388 and $5,131,321 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2003 and are available to offset future taxable income in fiscal years 2004 through 2023. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $445,669 during the six months ended April 30, 2004, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of April 30, 2004 and October 31, 2003 are as follows:

	April 30,	October 31,
	2004	2003

Net operating loss	$2,255,532	$1,839,403
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	191,474	187,909
Accrual for class action lawsuit settlement	211,402	211,402
Other reserves	18,038	18,038
Depreciation and amortization	44,209	27,555
Consulting expense related to warrants	281,016	272,029
Other	29,923	29,589
Total gross deferred tax assets	5,138,163	4,692,494
Valuation allowance	(5,138,163)	(4,692,494)
Net deferred tax assets	$--	$--

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

13.   Stockholders’ Equity

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. On February 1, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrant shares vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three and six months ended April 30, 2004, the Company recorded $10,313 and $22,501, respectively, of consulting expense associated with the warrant shares that had vested pursuant to the warrant. During the three and six months ended April 30, 2003, the Company recorded $613,594 of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,666 shares), on and after the first anniversary date (66,666 shares) and on and after the second anniversary date (66,668 shares). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64%; and an expected life of 5 years. The warrants had a fair value of approximately $155,138 at the date of issuance which the Company recorded as deferred compensation to be amortized over the vesting period of the warrants. During the three and six months ended April 30, 2004, the Company recorded $14,346 and $33,898, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. During the three and six months ended April 30, 2003, the Company did not record any amortization expense associated with these warrants.

Issuance of Common Stock

On March 4, 2004, the Company issued 25,000 shares of common stock to Craig S. Arnold, the Company’s Executive Vice President - Sales and Marketing from January 2, 2003 through August 6, 2003, pursuant to a termination and general release agreement dated September 5, 2003. The Company did not receive any proceeds from this issuance and recorded $5,000 of compensation expense based on the fair market value of the stock ($0.20 per share) on the date the agreement was executed (September 5, 2003).

Retirement of Common Stock

On February 26, 2004, the Company retired 554,800 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Vincent J. Sanpietro on February 4, 2004. See Note 14.

On April 14, 2004, the Company retired 3,179,200 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Joseph A. Sanpietro. See Note 14.

On April 14, 2004, the Company retired 192,300 shares of common stock, which was recorded as treasury stock as of October 31, 2003, that it had purchased in the open market for total consideration of $419,523 during the fiscal years ended October 31, 2003 and 2002.

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

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending in the United States District Court for the District of Kentucky and the actions against each other which were pending in the United States District Court for the Eastern District of New York. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000, which the Company recorded as other income. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest. See Note 16.

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

On February 4, 2004, the Company entered into a settlement and release agreement with Vincent J. Sanpietro. In exchange for a one time payment of $20,000, the return of 554,800 shares of the Company’s common stock and certain other non-monetary considerations, the Company agreed to discharge its claims against Mr. Sanpietro. The Company recorded other income of $20,000 related to the cash received by the Company in connection with the settlement.

On April 14, 2004, the Company entered into a settlement and release agreement with Joseph A. Sanpietro. In exchange for a one-time payment of $60,000 and the return of 3,179,200 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to discharge its claims against Mr. Sanpietro. The Company recorded other income of $60,000 related to the cash received by the Company in connection with the settlement. See Note 16.

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

For the three months ended April 30, 2004 and 2003, net sales were $128,625 and $1,174,249, respectively. For the six months ended April 30, 2004 and 2003, net sales were $352,377 and $6,175,252, respectively. During these periods, net sales by product category were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003

Syntest	$--	$984,842	$--	$4,509,953
Name Brand and Generic Drugs	--	4,588	--	1,346,639
Condoms	83,571	129,579	231,157	220,040
Disposable Medical Products	45,054	55,240	121,220	98,620
	$128,625	$1,174,249	$352,377	$6,175,252

For the three months ended April 30, 2004, net sales decreased approximately 89% compared to the three months ended April 30, 2003. This decrease was primarily the result of the cessation of sales of Syntest in March 2003 due to a dispute with the manufacturer thereof (see Part II, Item 1. Legal Proceedings - Syntest Litigation). For the six months ended April 30, 2004, net sales decreased approximately 94% compared to the six months ended April 30, 2003. This decrease was primarily due to the cessation of sales of Syntest in March 2003 due to a dispute with the manufacturer thereof (see Part II, Item 1. Legal Proceedings - Syntest Litigation) and the cessation of sales of name brand and generic drugs in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

During the three months ended April 30, 2004, sales of condoms represented approximately 65% of net sales and sales of disposable medical products represented approximately 35% of net sales. During the three months ended April 30, 2003, sales of Syntest represented approximately 84% of net sales and sales of condoms represented approximately 11% of net sales. During the six months ended April 30, 2004, sales of condoms represented approximately 66% of net sales and sales of disposable medical products represented approximately 34% of net sales. During the six months ended April 30, 2003, sales of Syntest represented approximately 73% of net sales and sales of pharmaceutical products represented approximately 22% of net sales.

Cost of Sales. During the three months ended April 30, 2004 and 2003, the cost of sales was approximately 64% and 47%, respectively, of net sales. Cost of sales as a percentage of net sales increased during the three months ended April 30, 2004, as compared to the three months ended April 30, 2003. This increase was primarily the result of the cessation of sales of Syntest which was the Company’s most profitable product combined with an increase in the purchase price of condoms from the manufacturer and an increase in packaging costs related to the condoms.

During the six months ended April 30, 2004 and 2003, the cost of sales was approximately 68% and 70%, respectively, of net sales. Cost of sales as a percentage of net sales decreased during the six months ended April 30, 2004, as compared to the six months ended April 30, 2003. This decrease was primarily attributable to the Company’s decision to stop selling name brand and generic drugs due to low margins attributed to such sales.

Selling and Marketing. For the three months ended April 30, 2004 and 2003, selling and marketing expenses were $1,609 and $116,901, respectively, or approximately 1% and 10%, respectively, of net sales. The $115,292 decrease in selling and marketing expenses for the three months ended April 30, 2004 was primarily the result of a $69,810 decrease in sales and marketing consulting expenses, a $39,571 decrease in compensation and related benefits as a result of a reduction in personnel and a $4,925 decrease in marketing costs.

For the six months ended April 30, 2004 and 2003, selling and marketing expenses were $4,370 and $250,772, respectively, or approximately 1% and 4%, respectively, of net sales. The $246,402 decrease in selling and marketing expenses for the six months ended April 30, 2004 was a result of a $169,208 decrease in sales and marketing consulting expenses, a $49,315 decrease in compensation and related benefits as a result of a reduction in personnel and a $27,879 decrease in marketing costs.

General and Administrative. For the three months ended April 30, 2004, general and administrative expenses were $789,659, as compared to $1,914,014 for the three months ended April 30, 2003. The $1,124,355, or 59%, decrease in general and administrative expenses for the three months ended April 30, 2004 was primarily the result of a $163,261 decrease in the cost of director and officer liability insurance and product liability insurance, a $192,964 decrease in legal expenses primarily attributable to a reduction in costs related to the class action lawsuit involving the Company and the investigation of and proceedings against the Company by the SEC and the NASD, a $78,042 decrease in compensation and related benefits as a result of a reduction in personnel, a $603,281 decrease in consulting expenses related to the warrant issued to Century Capital on February 1, 2003 and a $150,000 decrease in expense related to the reserve established for the note receivable due from Medi-Hut International. These decreases were partially offset by a $107,244 increase in rent expense primarily attributable to a one-time payment that the Company agreed to make in conjunction with the termination of a lease agreement related to the Company’s prior office space.

For the six months ended April 30, 2004, general and administrative expenses were $1,682,422, as compared to $2,673,188 for the six months ended April 30, 2003. The $990,766, or 37%, decrease in general and administrative expenses for the six months ended April 30, 2004 was primarily the result of a $141,361 decrease in the cost of product liability insurance, a $222,354 decrease in legal expenses primarily attributable to a reduction in costs related to the consolidated class action lawsuit involving the Company and the investigation of and proceedings against the Company by the SEC and the NASD, a $195,418 decrease in compensation and related benefits as a result of a reduction in personnel, a $244,395 decrease in consulting expenses primarily related to the warrant issued to Century Capital on February 1, 2003 and a $150,000 decrease in expense related to the reserve established for the note receivable due from Medi-Hut International. These decreases were partially offset by a $118,307 increase in rent expense primarily attributable to a one-time payment that the Company agreed to make in conjunction with the termination of a lease agreement related to the Company’s prior office space. See Part II, Item 1. Legal Proceedings - SEC Investigation and Class Action Lawsuits.

Other Income (Expenses). During the three months ended April 30, 2004, the Company recorded $455,000 of other income related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro and the Schrader Group as compared to $0 for the three months ended April 30, 2003. During the three months ended April 30, 2004, the Company incurred interest expense of $1,778, as compared to $6,223 for the three months ended April 30, 2003. The $4,445 decrease in interest expense for the three months ended April 30, 2004 was primarily due to the repayment of the Line of Credit to PNC in February 2003. During the three months ended April 30, 2004, interest income increased $1,220 as compared to the three months ended April 30, 2003.

During the six months ended April 30, 2004, the Company recorded $455,000 of other income related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro and the Schrader Group as compared to $0 for the six months ended April 30, 2003. During the six months ended April 30, 2004, the Company incurred interest expense of $1,972, as compared to $21,530 for the six months ended April 30, 2003. The $19,558 decrease in interest expense for the six months ended April 30, 2004 was primarily due to the repayment of the Line of Credit to PNC in February 2003. During the six months ended April 30, 2004, interest income decreased $7,253 as compared to the six months ended April 30, 2003.

Net Loss. For the three months ended April 30, 2004, the Company had a net loss of $287,597 or $0.02 per share (basic and diluted), as compared to a net loss of $1,415,533 or $0.10 per share (basic and diluted) for the three months ended April 30, 2003. For the six months ended April 30, 2004, the Company had a net loss of $1,116,003 or $0.08 per share (basic and diluted), as compared to a net loss of $1,056,041 or $0.07 per share (basic and diluted) for the six months ended April 30, 2003.

Liquidity and Capital Resources

Operating Activities. During the six months ended April 30, 2004, the Company utilized $416,554 of cash flow in operations. Cash for the six months ended April 30, 2004 was increased primarily due to a decrease in accounts receivable of $32,731, a decrease in inventories of $26,678, a decrease in prepaid insurance of $27,799, a decrease in income tax refund of $97,939, a decrease in security deposit of $33,388, an increase in accounts payable and related party accounts payable of $378,439, an increase in accrued expenses of $80,493, consulting expense of $22,501 related to the issuance of warrants to purchase common stock, depreciation expense of $23,508 and amortization of deferred compensation of $33,898. The Company’s cash position during the six months ended April 30, 2004 was reduced primarily due to an increase in note receivable of $30,000, a decrease in deferred revenue of $34,209 and a net loss of $1,116,003. The increase in accounts payable and related party accounts payable was primarily due to consulting fees and expenses owed to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003.

Investment Activities. During the six months ended April 30, 2004, the Company did not utilize cash flow in investing activities nor was cash flow provided by investing activities.

Financing Activities. During the six months ended April 30, 2004, cash flow provided by financing activities amounted to $36,583 which consisted of $84,000 of proceeds received pursuant to a note payable and $47,417 of payments on notes payable.

Liquidity and Capital Resources. As of April 30, 2004, the Company had working capital of $450,304. At that date, cash and cash equivalents totaled $963,589.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On March 4, 2004, the Company issued 25,000 shares of common stock to Craig S. Arnold, the Company’s Executive Vice President - Sales and Marketing from January 2, 2003 through August 6, 2003, pursuant to a termination and general release agreement dated September 5, 2003. The Company did not receive any proceeds from this issuance of common stock. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.   Other Information

None.

Item 6.   Exhibits

See Index of Exhibits Commencing on Page E-1

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	MEDI-HUT CO., INC.

December 21, 2006	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

December 21, 2006	By:	/s/ Thomas S. Gifford
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