Form 10QSB
period 2004-07-31
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2004

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
Yes ☐ No ☒

MEDI-HUT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	July 31, 2004 (Unaudited)	October 31, 2003
Assets
Current assets:
Cash and cash equivalents	$894,395	$1,343,560
Accounts receivable	3,900	74,385
Inventories	11,592	101,875
Prepaid insurance	64,621	138,724
Income tax refund	59,334	--
Prepaid expenses and other	5,679	10,254

Total current assets	1,039,521	1,668,798

Other assets:
Note receivable - related party, less reserve of $483,940 and $470,477, respectively	--	--
Distribution rights	1,000,000	1,000,000
Income tax refund	--	287,388
Restricted cash	--	400,000
Security deposit	--	33,388
Other	54,027	80,866

Total other assets	1,054,027	1,801,642

Total assets	$2,093,548	$3,470,440

Liabilities
Current liabilities:
Accounts payable	$109,945	$138,857
Accounts payable - related party	148,395	4,115
Accrued expenses	88,845	159,049
Reserve for class action lawsuit settlement	--	529,299
Note payable	19,062	10,645
Deferred revenue	--	34,209

Total current liabilities	366,247	876,174
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 14,206,990 and 14,558,800 shares issued, respectively; 14,206,990 and 14,366,500 shares outstanding, respectively	14,207	14,559
Additional paid in capital	19,453,291	19,438,104
Treasury stock at cost, 0 and 192,300 shares, respectively	--	(419,523)
Stock subscription receivable	--	(300,000)
Deferred compensation	(120,135)	(134,098)
Accumulated deficit	(17,620,062)	(16,004,776)

Total stockholders' equity	1,727,301	2,594,266

Total liabilities and stockholders' equity	$2,093,548	$3,470,440

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net sales	$128,725	$1,276,346	$481,102	$7,451,598
Cost of sales	90,992	1,263,990	329,673	5,561,111
Gross profit	37,733	12,356	151,429	1,890,487

Operating expenses:
Selling and marketing	--	133,614	4,370	384,386
General and administrative	536,331	1,007,716	2,218,753	3,680,904

Total operating expenses	536,331	1,141,330	2,223,123	4,065,290

Loss from operations	(498,598)	(1,128,974)	(2,071,694)	(2,174,803)

Proceeds from settlement of litigation	--	475,000	455,000	475,000
Interest income	--	--	4,065	11,318
Interest expense	(685)	--	(2,657)	(21,530)

Net loss	$(499,283)	$(653,974)	$(1,615,286)	$(1,710,015)

Net loss per common share, basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	13,262,835	14,366,500	13,834,881	14,390,981

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months EndedJuly 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,615,286)	$(1,710,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26,839	12,692
Amortization of deferred compensation	61,834	8,968
Consulting expense related to warrants	27,189	658,125
Consulting expense related to issuance of common stock	150,000	--
Compensation expense related to issuance of common stock	5,000	--
Reserve on accounts receivable	--	(471,210)
Reserve on note receivable - related party	--	150,000
Changes in operating assets and liabilities:
Accounts receivable	70,485	4,787,781
Accounts receivable related party	--	479,339
Inventories	90,283	180,485
Prepaid insurance	74,103	(242,199)
Prepaid expenses and other	4,575	103,328
Income tax refund	228,054	--
Restricted cash	400,000	(475,000)
Security deposit	33,388	(33,388)
Accounts payable	(28,912)	(5,024,424)
Accounts payable - related party	125,529	3,083
Accrued expenses	23,546	15,889
Reserve for class action lawsuit settlement	(400,000)	--
Deferred revenue	(34,209)	47,250

Net cash used in operating activities	(757,582)	(1,509,296)

Cash flows from investing activities:
Purchases of fixed assets	--	(74,785)
Proceeds from sale of other assets	--	11,787
Note receivable - related party	--	(150,000)

Net cash used in investing activities	--	(212,998)

Cash flows from financing activities:
Purchase of Company common stock	--	(55,806)
Proceeds from note payable	84,000	--
Repayment of note payable	(75,583)	--
Proceeds from stock subscription receivable	300,000	--

Net cash provided by (used in) financing activities	308,417	(55,806)

Decrease in cash and cash equivalents	(449,165)	(1,778,100)
Cash and cash equivalents - beginning of period	1,343,560	3,695,890

Cash and cash equivalents - end of period	$894,395	$1,917,790

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,657	$20,356
Noncash financing activities:
Retirement of treasury stock	$419,523	$--
Issuance of common stock for class action settlement	$129,299	$--
Issuance of common stock as payment of amounts due related party	$75,000	$--

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

As of July 31, 2004, Union County Orthopaedic Group accounted for 100% of accounts receivable, which amount was collected in full subsequent to July 31, 2004. As of October 31, 2003, Rugby Laboratories, Inc. (“Rugby”) accounted for approximately 90% of accounts receivable. Subsequent to October 31, 2003, all accounts receivable had been collected in full.

For the three and nine months ended July 31, 2004, Rugby accounted for approximately 100% and 82%, respectively, of net sales. For the three months ended July 31, 2003, Breckenridge and Rugby accounted for approximately 81% and 13%, respectively, of net sales. For the nine months ended July 31, 2003, McKesson Corporation, 824 Drug Inc., Breckenridge and Eckerd Corporation accounted for approximately 29%, 14%, 14% and 13%, respectively, of net sales.

As of July 31, 2004 and October 31, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the three months ended July 31, 2004, Triad Group, Inc. (“Triad”) accounted for approximately 100% of total purchases. For the nine months ended July 31, 2004, Calatex, Inc. (“Calatex”) and Triad accounted for approximately 46% and 39%, respectively, of total purchases. For the three months ended July 31, 2003, Calatex and Triad accounted for approximately 57% and 16%, respectively, of total purchases. For the nine months ended July 31, 2003, Syntho and Kinray Inc. accounted for approximately 59% and 18%, respectively, of total purchases.

5.    Accounts Receivable

As of July 31, 2004 and October 31, 2003, the accounts receivable reserves for doubtful accounts and the reserve for sales returns and allowances on product sales were $0.

6.    Inventories

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of July 31, 2004 and October 31, 2003, inventory consisted solely of finished goods.

7.    Note Receivable - Related Party

In June 2002 and February 2003, the Company provided Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”), a related party, with $300,000 and $150,000, respectively, in working capital to fund Medi-Hut International’s operations. Effective June 7, 2002, the Company and Medi-Hut International entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which Medi-Hut International agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005, $125,000 on December 31, 2006 and $125,000 on or before December 31, 2007. As of July 31, 2004 and October 31, 2003, the Company had reserved for the entire principal balance of $450,000 and interest of $33,940 and $20,477, respectively, due to the financial condition of Medi-Hut International.

8.    Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. For the three and nine months ended July 31, 2004, the Company was billed $225,000 and $675,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the three months ended July 31, 2004, the Company accrued $31,250 related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. During the nine months ended July 31, 2004, the Company accrued $243,750 related to the annual bonuses due to Century Capital which consisted of $181,250 for the one year period commencing February 1, 2003 and ending January 31, 2004 and $62,500 for the one year period commencing February 1, 2004 and ending January 31, 2005. As of July 31, 2004, the Company owed Century Capital $140,895 for unpaid monthly fees, bonuses and expenses, of which $78,395 was paid in full by the Company during the fiscal years ended October 31, 2004 and 2005.

For the three and nine months ended July 31, 2003, the Company was billed $225,000 and $463,500, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued a warrant to purchase 1,500,000 shares of common stock to Century Capital (see Note 13). In addition, during the three and nine months ended July 31, 2003 the Company accrued $31,250 and $62,500, respectively, related to the minimum annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004.

In May 2004, the Company relocated its principal office to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the three and nine months ended July 31, 2004, the Company was billed $7,500 for rent. As of July 31, 2004, the Company owed Century Capital $7,500 pursuant to the Shares Services Agreement, which amounts remain outstanding.

Joseph A. Sanpietro is the Company’s founder and former Chief Executive Officer and Chairman whose employment was terminated by the Company on March 21, 2003. On March 28, 2003, the Company entered into a consulting agreement with Mr. Sanpietro in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003. For the three and nine months ended July 31, 2003, the Company was billed $6,232 and $20,815, respectively, for consulting services rendered by Mr. Sanpietro. As of July 31, 2004 and October 31, 2003, there were no accounts payable to Mr. Sanpietro.

James G. Aaron, a member of the Company’s Board of Directors during the fiscal year ended October 31, 2003, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C. For the three and nine months ended July 31, 2003, the Company was billed $348 and $16,920, respectively, for legal services rendered by Ansell, Zaro, Grimm & Aaron, PC. As of July 31, 2004 and October 31, 2003, there were no accounts payable to Ansell Zaro Grimm & Aaron, P.C.

The Company has a 44% stock ownership interest in Medi-Hut International, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During the nine months ended July 31, 2003, the Company purchased Elite Safety Syringes from Medi-Hut International for a total purchase price of $100,002. As of July 31, 2004 and October 31, 2003, there were no accounts payable to Medi-Hut International.

Lawrence P. Marasco, the Company’s former Vice President of Sales and Marketing whose employment was terminated by the Company on March 12, 2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During the quarter ended July 31, 2003, the Company did not purchase any product from Larval and sold product to Larval for a total sales price of $13,584. For the nine months ended July 31, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price at $444,262. As of July 31, 2004 and October 31, 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

9.    Note Payable and Line of Credit

On February 2, 2004, the Company entered into a finance agreement with Amgro, Inc. (“Amgro”). Pursuant to the terms of the agreement, Amgro loaned the Company the principal amount of $84,000, which amount would accrue interest at a rate of 7.25% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The agreement required the Company to make nine monthly payments of $9,618, including interest, with the first payment due upon the execution of the agreement. As of July 31, 2004, the outstanding principal balance related to this finance agreement was $19,062.

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

During the three months ended July 31, 2004, the Company granted 50,000 options to purchase common stock to employees. During the nine months ended July 31, 2004, the Company granted 235,000 options to purchase common stock to employees. No stock-based compensation is reflected in the net loss for the three and nine months ended July 31, 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and nine months ended July 31, 2004, the Company recognized a total of $11,004 and $33,505, respectively, of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003 and May 14, 2004 (see Note 13). During the three and nine months ended July 31, 2004, the Company recognized a total of $21,620 and $55,518, respectively, of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and May 14, 2004 (see Note 13).

The Company did not grant any options to employees during the three or nine months ended July 31, 2003. During the three and nine months ended July 31, 2003, the Company recognized a total of $44,531 and $658,125, respectively, of consulting expense related to the warrant issued to Century Capital on February 1, 2003 (see Note 13). During the three and nine months ended July 31, 2003, the Company recognized a total of $1,488 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 (see Note 13).

The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all awards:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Reported net loss	$(499,283)	$(653,974)	$(1,615,286)	$(1,710,015)
Stock-based employee compensation expense included in net loss, net of related tax effects	--	--	--	7,480
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(2,325)	--	(3,559)	(9,263)
Pro forma net loss	$(501,608)	$(653,974)	$(1,618,845)	$(1,711,798)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.05)	$(0.12)	$(0.12)

Pro forma	$(0.04)	$(0.05)	$(0.12)	$(0.12)

11.    Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive.

For the three and nine months ended July 31, 2004, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of July 31, 2004, total potential dilutive securities included 3,109,166 shares of common stock subject to warrants and 248,200 shares of common stock subject to options.

During the three and nine months ended July 31, 2003, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of July 31, 2003, total potential dilutive securities included 2,880,000 shares of common stock subject to warrants and 13,200 shares of common stock subject to options.

12.    Income Taxes

The Company has approximately $5,145,388 and $5,131,321 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2003 and are available to offset future taxable income in fiscal years 2004 through 2023. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $368,185 during the nine months ended July 31, 2004, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of July 31, 2004 and October 31, 2003 are as follows:

	July 31,	October 31,
	2004	2003

Net operating loss	$2,671,843	$1,839,403
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	193,286	187,909
Accrual for class action lawsuit settlement	--	211,402
Other reserves	--	18,038
Depreciation and amortization	53,559	27,555
Consulting expense related to warrants	4,119	272,029
Other	31,303	29,589
Total gross deferred tax assets	5,060,679	4,692,494
Valuation allowance	(5,060,679)	(4,692,494)
Net deferred tax assets	$--	$--

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

13.    Stockholders’ Equity

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. On February 1, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrant shares vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three and nine months ended July 31, 2004, the Company recorded $4,688 and $27,189, respectively, of consulting expense associated with warrant shares that had vested pursuant to the warrant. During the three and nine months ended July 31, 2003, the Company recorded $44,531 and $658,125, respectively, of consulting expense associated with warrant shares that had vested pursuant to the warrant. As a result of the application of the pricing adjustment, the Underlying Purchase Price adjusted to $.08 per share as of May 14, 2004, the date when Century Capital exercised its right to purchase 937,500 shares of the Company’s common stock underlying the warrant. The $75,000 due from Century Capital to the Company as a result of the purchase of the 937,500 shares was forgiven by the Company as part of Century Capital’s bonus for the period February 1, 2003 through January 31, 2004.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,666 shares), on and after the first anniversary date (66,666 shares) and on and after the second anniversary date (66,668 shares). In the event of a change in control of the Company, each warrant becomes fully vested as of ten days prior to the change in control. The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64%; and an expected life of 5 years. The warrants had a fair value of approximately $155,138 at the date of issuance which the Company recorded as deferred compensation to be amortized over the vesting period of the warrants. During the three and nine months ended July 31, 2004, the Company recorded $14,664 and $48,562, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. During the three and nine months ended July 31, 2003, the Company recorded $1,488 of amortization expense associated with warrant shares that had vested pursuant to the warrants.

Century Capital Warrant Dated May 14, 2004. On May 14, 2004, the Company issued Century Capital ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant becoming available for purchase upon the achievement of specific milestones as follows: 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho litigation; 100,000 shares shall be available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares shall be available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”) and Koenig, Russo & Associates (“Koenig”) accounting firms; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act of 1933, as amended; and 100,000 shares shall be available for purchase upon the acquisition by the Company of a product or line of business.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.79%; volatility of 50.47%; and an expected life of 10 years. The warrant had a fair value of approximately $44,211 on the date of issuance. During the three and nine months ended July 31, 2004, the Company recorded $6,316 of amortization expense associated with the warrant shares that had vested pursuant to the warrant.

Director Warrants Dated May 14, 2004. On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.04 per share until May 14, 2009. The shares of common stock underlying each warrant vest equally on and after the date of issue (66,600 shares) and on and after the first anniversary date (133,400 shares).

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.92%; volatility of 50.47%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance. During the three and nine months ended July 31, 2004, the Company recorded $6,956 of amortization expense associated with warrant shares that had vested pursuant to the warrants.

Issuances of Common Stock

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

On May 14, 2004, the Company issued 1,875,000 shares of common stock to the principals of Century Capital related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004. The Company did not receive any proceeds from this issuance and recorded $150,000 of compensation expense based on the fair market value of the stock ($0.08 per share) on the date the bonus was awarded (May 14, 2004).

On May 26, 2004, the Company issued 861,990 shares of common stock pursuant to the settlement agreement entered into on August 18, 2003 related to the consolidated class action lawsuit commenced against the Company during the fiscal year ended October 31, 2002. The shares of common stock were issued to the members of the class and the attorneys representing the class. The Company did not receive any proceeds from this issuance. See Note 14.

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

On June 10, 2004, the Company retired 125,000 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Robert S. Russo on May 14, 2004. See Note 14.

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

On May 14, 2004, the Company entered into a settlement and release agreement with Mr. Russo. In exchange for a one-time payment of $300,000 to satisfy a stock subscription receivable, the return of 125,000 shares of the Company’s common stock and other non-monetary consideration, the Company agreed to discharge its claims against Mr. Russo.

On July 6, 2004, the Company amended the complaint against certain of its former officers and directors and others and commenced litigation against Muhammed Malik, Intermax Pharmaceuticals, Inc. (“Intermax”) and Syntho. In its complaint, Medi-Hut alleges that Muhammed Malik, in his capacity as a consultant to the Company and as President of Intermax and Syntho: (1) provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-hut’s revenues and earnings through fraudulent accounting practices; (2) committed violations of state and federal laws prohibiting forgery and fraudulent practices; and (3) otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. The defendants in this action have counterclaimed against the Company for alleged: (1) breach of contract, (2) breach of implied covenant of good faith and fair dealing, (3) fraud, (4) misrepresentation, (5) fraudulent concealment, (6) violation of the New Jersey Consumer Fraud Act, (7) conversion, and (8) failure to pay for delivered product. See Note 16.

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation against two of its former accounting firms, Rosenberg, which served as the Company’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors in December 2003, is a principal of Koenig. In its complaint, the Company alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleged in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices, which had a devastating impact on the Company. The Company also alleged in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

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

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43 (“ARB No. 43”), Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

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

For the three months ended July 31, 2004 and 2003, net sales were $128,725 and $1,276,346, respectively. For the nine months ended July 31, 2004 and 2003, net sales were $481,102 and $7,451,598, respectively. During these periods, net sales by product category were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Syntest	$--	$1,049,547	$--	$5,559,500
Name Brand and Generic Drugs	--	13,584	--	1,360,222
Condoms	105,236	151,435	336,393	371,475
Disposable Medical Products	23,489	61,780	144,709	160,401
	$128,725	$1,276,346	$481,102	$7,451,598

For the three months ended July 31, 2004, net sales decreased approximately 90% compared to the three months ended July 31, 2003. This decrease was primarily the result of the cessation of sales of Syntest in March 2003 due to a dispute with the manufacturer thereof (see Part II, Item 1. Legal Proceedings - Syntest Litigation). For the nine months ended July 31, 2004, net sales decreased approximately 94% compared to the nine months ended July 31, 2003. This decrease was primarily the result of the cessation of sales of Syntest in March 2003 due to a dispute with the manufacturer thereof (see Part II, Item 1. Legal Proceedings - Syntest Litigation) and the cessation of sales of name brand and generic drugs in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

During the three months ended July 31, 2004, sales of condoms represented approximately 82% of net sales and sales of disposable medical products represented approximately 18% of net sales. During the three months ended July 31, 2003, sales of Syntest represented approximately 82% of net sales and sales of condoms represented approximately 12% of net sales. During the nine months ended July 31, 2004, sales of condoms represented approximately 70% of net sales and sales of disposable medical products represented approximately 30% of net sales. During the nine months ended July 31, 2003, sales of Syntest represented approximately 75% of net sales and sales of pharmaceutical products represented approximately 18% of net sales.

Cost of Sales. During the three months ended July 31, 2004 and 2003, the cost of sales was approximately 71% and 99%, respectively, of net sales. Cost of sales as a percentage of net sales decreased during the three months ended July 31, 2004, as compared to the three months ended July 31, 2003, primarily as a result of the sale of remaining Syntest inventory during the quarter ended July 31, 2003 at a sales price that approximated the cost of the product.

During the nine months ended July 31, 2004 and 2003, the cost of sales was approximately 69% and 75%, respectively, of net sales. Cost of sales as a percentage of net sales decreased during the nine months ended July 31, 2004, as compared to the nine months ended July 31, 2003. This decrease was primarily the result of the sale of remaining Syntest inventory during the quarter ended July 31, 2003 at a sales price that approximated the cost of the product and the Company’s decision to stop selling name brand and generic drugs due to low margins attributed to such sales.

Selling and Marketing. For the three months ended July 31, 2004 and 2003, selling and marketing expenses were $0 and $133,614, respectively, or approximately 0% and 10%, respectively, of net sales. The $133,614 decrease in selling and marketing expenses for the three months ended July 31, 2004 was the result of a $58,013 decrease in sales and marketing consulting expenses, a $47,870 decrease in compensation and related benefits as a result of a reduction in personnel and a $27,731 decrease in marketing costs.

For the nine months ended July 31, 2004 and 2003, selling and marketing expenses were $4,370 and $384,386, respectively, or approximately 1% and 5%, respectively, of net sales. The $380,016 decrease in selling and marketing expenses for the nine months ended July 31, 2004 was the result of a $227,221 decrease in sales and marketing consulting expenses, a $97,185 decrease in compensation and related benefits as a result of a reduction in personnel and a $55,610 decrease in marketing costs.

General and Administrative. For the three months ended July 31, 2004, general and administrative expenses were $536,331, as compared to $1,007,716 for the three months ended July 31, 2003. The $471,385, or 47%, decrease in general and administrative expenses for the three months ended July 31, 2004 was primarily the result of a $84,190 decrease in the cost of director and officer liability insurance and product liability insurance, a $139,666 decrease in legal expenses primarily attributable to a reduction in costs related to the class action lawsuit involving the Company and the investigation of and proceedings against the Company by the SEC and the NASD, a $33,327 decrease in compensation and related benefits as a result of a reduction in personnel, a $153,131 decrease in consulting expenses and a $31,803 decrease in rent expense related to the Company’s relocation in May 2004 to a smaller office. These decreases were partially offset by a $73,101 increase in rent expense primarily attributable to a one-time payment made in conjunction with the termination of a lease agreement related to the Company’s prior office location.

For the nine months ended July 31, 2004, general and administrative expenses were $2,218,753, as compared to $3,680,904 for the nine months ended July 31, 2003. The $1,462,151, or 40%, decrease in general and administrative expenses for the nine months ended July 31, 2004 was primarily the result of a $234,784 decrease in the cost of cost of director and officer liability insurance and product liability insurance, a $461,718 decrease in legal expenses primarily attributable to a reduction in costs related to the consolidated class action lawsuit involving the Company and the investigation of and proceedings against the Company by the SEC and the NASD, a $242,353 decrease in compensation and related benefits as a result of a reduction in personnel, a $397,525 decrease in consulting expenses primarily related to the warrant issued to Century Capital on February 1, 2003 and a $150,000 decrease in expense related to the reserve established for the note receivable due from Medi-Hut International. These decreases were partially offset by a $86,504 increase in rent expense primarily attributable to a one-time payment made in conjunction with the termination of a lease agreement related to the Company’s prior office location. See Part II, Item 1. Legal Proceedings - SEC Investigation and Class Action Lawsuits.

Other Income (Expenses). During the three months ended July 31, 2004, the Company recorded $0 of other income as compared to $475,000 for the three months ended July 31, 2003 related to the agreement between the Company and Executive Risk. During the three months ended July 31, 2004, the Company incurred interest expense of $685, as compared to $0 for the three months ended July 31, 2003.

During the nine months ended July 31, 2004, the Company recorded $455,000 of other income related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro and the Schrader Group as compared to $475,000 for the nine months ended July 31, 2003 related to the agreement between the Company and Executive Risk. During the nine months ended July 31, 2004, the Company incurred interest expense of $2,657, as compared to $21,530 for the nine months ended July 31, 2003. The $18,873 decrease in interest expense for the nine months ended July 31, 2004 was primarily due to the repayment of the Line of Credit to PNC in February 2003. During the nine months ended July 31, 2004, interest income decreased $7,253 as compared to the nine months ended July 31, 2003.

Net Loss. For the three months ended July 31, 2004, the Company had a net loss of $499,283 or $0.04 per share (basic and diluted), as compared to a net loss of $653,974 or $0.05 per share (basic and diluted) for the three months ended July 31, 2003. For the nine months ended July 31, 2004, the Company had a net loss of $1,615,286 or $0.12 per share (basic and diluted), as compared to a net loss of $1,710,015 or $0.12 per share (basic and diluted) for the nine months ended July 31, 2003.

Liquidity and Capital Resources

Operating Activities. During the nine months ended July 31, 2004, the Company utilized $757,582 of cash flow in operations. Cash for the nine months ended July 31, 2004 was increased primarily due to a decrease in accounts receivable of $70,485, a decrease in inventories of $90,283, a decrease in prepaid insurance of $74,103, a decrease in income tax refund of $228,054, a decrease in restricted cash of $400,000, a decrease in security deposit of $33,388, an increase in accounts payable and related party accounts payable of $96,617, consulting expense of $177,189 related to the issuance of warrants to purchase common stock and the issuance of common stock as payment for services, depreciation expense of $26,839 and amortization of deferred compensation of $61,834. The Company’s cash position during the nine months ended July 31, 2004 was reduced primarily due to a $400,000 decrease in the reserve for the consolidated class action lawsuit, a decrease in deferred revenue of $34,209 and a net loss of $1,615,286.

Investment Activities. During the nine months ended July 31, 2004, the Company did not utilize cash flow in investing activities nor was cash flow provided by investing activities.

Financing Activities. During the nine months ended July 31, 2004, cash flow provided by financing activities amounted to $308,417 which consisted of proceeds from a note payable of $84,000, payments on notes payable of $75,583 and proceeds from a stock subscription receivable of $300,000.

Liquidity and Capital Resources. As of July 31, 2004, the Company had working capital of $673,274. At that date, cash and cash equivalents totaled $894,395.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2004, Century Capital purchased 937,500 shares of common stock that were available for purchase pursuant to the warrant to purchase 1,500,000 shares of common stock issued to Century Capital on February 1, 2003. As a result of the partial exercise of this warrant, 937,500 shares of common stock were issued to the principals of Century Capital. The aggregate purchase price of $75,000 due to the Company for the 937,500 shares of common stock was forgiven by the Company as part of Century Capital’s bonus for the period February 1, 2003 through January 31, 2004. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 14, 2004, the Company issued 1,875,000 shares of common stock to the principals of Century Capital related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004. In connection with the issuance of these shares, the Company did not receive any proceeds from this issuance. The Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 26, 2004, the Company issued 861,990 shares of common stock pursuant to the settlement agreement entered into on August 18, 2003 related to the consolidated class action lawsuit commenced against the Company during the fiscal year ended October 31, 2002. The shares of common stock were issued to the members of the class and the attorney’s representing the class. The Company did not receive any proceeds from this issuance. In connection with the issuance of these shares, the Company relied on the exemption from registration provided by Section 3(a)(10) of the Securities Act.

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