Form 10KSB
period 2004-10-31
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2004

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to ________

Commission file number 0-27119

MEDI-HUT CO., INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	22-2436721 (I.R.S. Employer Identification No.)

215 Morris Avenue, Spring Lake, New Jersey (Address of principal executive offices)	07762 (Zip Code)

(732) 282-1620
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

Revenues for the fiscal year ended October 31, 2004 were $502,279.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant, as of November 30, 2006, was approximately $984,165. The Registrant has no other class of capital stock outstanding.

As of November 30, 2006, 21,701,090 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; and failure by the Registrant to successfully develop or acquire products and form new business relationships.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this annual report on Form 10-KSB is submitted to the Securities and Exchange Commission.

MEDI-HUT CO., INC.

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

On October 17, 2003, the Company formed Scivanta Corporation (“Scivanta”), a New Jersey corporation and wholly-owned subsidiary of the Company. Scivanta was formed to be an operating subsidiary of the Company, but is currently inactive.

Currently, the Company is not selling any products or technologies. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. See “Strategy for Business Development;” “Company Developments;” and “Principal Products.”

During the fiscal year ended October 31, 2004, the Company’s business consisted of the distribution of condoms, alcohol preps and disposable clinical supplies. The Company’s products generally were sold directly to physicians and other healthcare providers or to wholesalers who sold the products to pharmacies, drug store chains or other wholesalers. In October 2004, the Company stopped selling these products due to reduced profit margins and the decline in the customer base. See “Principal Products - Disposable Medical Products.”

During May 2004, the Company’s management team completed its evaluation of the Solo-Safe™ Safety Syringe. Due to the early development stage of the product, the fact that a manufacturing prototype had not been created, the cost associated with developing the product as compared to the overall market opportunity and the Company’s limited financial resources, the Company decided to stop any further development of this product or the maintenance of the related patents. See “Principal Products - Elite Safety Syringe” and “Manufacturing; Principal Suppliers.”

During December 2004, the Company completed its evaluation of the Elite Safety Syringe product line. As a result of this evaluation, the Company’s management decided not to pursue any further development or marketing of the Elite Safety Syringe due to the cost associated with correcting the product design, the cost associated with establishing sufficient manufacturing capabilities to support a market launch and the lack of a market for safety syringes sufficient to support the product launch. See “Principal Products - Solo-Safe™ Safety Syringe.”

Strategy for Business Development

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS. The HCMS will provide the primary measures of cardiac performance and left atrial pressure which are crucial measurements in treating critically ill patients. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.

The Company anticipates funding the development of the HCMS through equity and/or debt financing and from the settlement proceeds received in connection with the Syntest litigation. See “Item 3. Legal Proceedings - Syntest Litigation.” No assurances can be given that the proceeds from the settlement of the Syntest Litigation will be sufficient to develop the HCMS or that the Company will otherwise have, or obtain through equity and/or debt financing, the financial and other resources necessary for it to successfully develop the HCMS, or that if successfully developed and marketed, the HCMS will be profitable.

In addition to developing the HCMS, the Company’s strategy for business development will focus on the acquisition, through licensing or purchasing, of technologies or products that are sold or are capable of being sold in a specialty or niche market. Technologies or products of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies or patented products. Specialty or niche-market technologies or products, as opposed to commodities, generally offer greater margins. These products are distributed through specialty distributor networks or manufacturer representatives to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

Annual sales, if any, of the technologies and products that the Company will review are generally less than $5 million. The Company believes that these technologies or products generally are not attractive to larger companies because they do not represent opportunities for revenues and earnings that would be material to those companies. The Company will consider technologies and products that suffer from lower sales or lack of development because of inadequate distribution channels, lack of companion products or insufficient capital.

Following is a listing of criteria being utilized by the Company in identifying and reviewing potential technology or product acquisitions:

•	Whether the technology or product is a specialty or niche-market product which is distributed through specialty distributors.

•	Whether the technology or product is unique or patented.

•	Whether the technology or product has, or is capable of achieving, an attractive gross margin, usually in excess of 35%.

•	Whether the prospective seller is receptive to receiving equity as part of the purchase price.

•	Whether the market for the technology or product is expanding, but not to such a degree as to attract larger manufacturers or result in the technology or product achieving commodity status.

•	Whether the Company can access marketing channels to sell and distribute the technology or product.

No assurances can be given that the Company will have the financial and other resources necessary for it to acquire additional technologies or products or implement any part of its business development strategy. In addition, no assurances can be given that any technology or product that the Company acquires as part of its business development strategy will be profitable.

Company Developments

Government Proceedings and Investigations Involving the Company

SEC Investigation - See “Item 3. Legal Proceedings - SEC Investigation.”

Incomplete Periodic Reports - See “Item 3. Legal Proceedings - Incomplete Periodic Reports.”

FBI Investigation - See “Item 3. Legal Proceedings - FBI Investigation.”

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

In May 2003, Salvatore J. Badalamenti, John A. Moore and Richard E. Otto joined James G. Aaron, Thomas S. Gifford and David R. LaVance on the Board of Directors of Medi-Hut. At such time, James G. Aaron, a member of the Board since April 3, 2001, agreed to remain on the Board for the primary purpose of assisting the transition of management. After assisting the transition of management, effective February 5, 2004, Mr. Aaron resigned from the Board. On January 1, 2005, due to various business and personal commitments, Salvatore J. Badalamenti resigned from the Board. See “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.”

New Independent Auditors

On March 3, 2005, the Company engaged the accounting firm, Weiser LLP (“Weiser”), as its independent auditors. Weiser replaced Eisner LLP (“Eisner”). See “Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.”

No Established Public Trading Market

Since March 21, 2003, no established public trading market has existed for Medi-Hut’s common stock and shares of Medi-Hut’s common stock are neither listed on any national securities exchange, nor presently traded on any public stock exchange or in any other public market. Although quotations for shares of Medi-Hut’s common stock may be obtained through the over-the-counter (“OTC”) “Pink Sheets” maintained by Pink Sheets LLC (a centralized quotation service that collects and publishes market maker quotes for OTC securities), because secondary market activity for shares of Medi-Hut’s common stock has been limited and sporadic, such quotations may not accurately reflect the price or prices at which purchasers or sellers would be currently willing to purchase or sell shares of Medi-Hut’s common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters.”

Relocation of Corporate Offices and Settlement with Former Landlord

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762 in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. In connection with the relocation of its principal offices, the Company and Monmouth/Atlantic Realty Associates, L.L.C., the landlord of the Company’s former office space in Wall Township, New Jersey, reached an agreement to terminate the remaining term of the existing lease (44 months resulting in a lease obligation of approximately $454,000 plus an additional $154,000 for common area charges) for a one-time payment by the Company of $100,000 plus the forfeiture of a $33,388 security deposit.

Private Placements of Securities

On May 26, 2005, the Company closed on a private placement of convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 2 year term maturing on April 30, 2007 and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Debentures. Up to 50% of the aggregate principal amount of the Debentures are immediately convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at any time after May 1, 2006 at a conversion price of $0.20 per share. The market price of the common stock on the date of closing the transaction was $.06 per share. In connection with the issuance of the Debentures, the Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). Richard S. Rimer, a private investor, purchased 3,000,000 shares of the Company’s common stock for $150,000. John A. Moore, a director of the Company, purchased 1,000,000 shares of the Company’s common stock for $50,000. The market price of the Company’s common stock on the date of closing the transaction was $.04 per share. In connection with the issuance of these shares, the Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Acquisition of the HCMS

On November 10, 2006, the Company entered into a technology license agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”). The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The term of the License Agreement commenced on November 10, 2006, the date of the License Agreement, and ends on the later of (i) the expiration date of the last to expire patent right related to the HCMS or (ii) ten years from the sale of the first HCMS product.

Under the License Agreement, the Company is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, the Company is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS. The Company is also obligated to make milestone payments to the Licensor as follows: (i) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (ii) first submission of the HCMS for regulatory approval in any country - $100,000; and (iii) first notice of regulatory approval to market the HCMS in any country - $150,000. Further, the Company will reimburse the Licensor a total of $264,300 for patent costs incurred prior to the execution of the License Agreement as follows: $40,900 within five (5) days of the signing of the License Agreement; $80,000 on or before November 1, 2007 and $143,400 on or before November 1, 2008. The $40,900 payment has been made by the Company in accordance with the License Agreement.

The License Agreement also requires the Company to use commercially reasonable efforts to commercialize and market the HCMS within certain timeframes, subject to specified exceptions as detailed in the License Agreement. Further, the License Agreement contains standard provisions regarding indemnification, termination and patent prosecution. See “Principal Products.”

Principal Products

HCMS

The HCMS is a minimally invasive two-balloon esophageal catheter system that will provide the primary measures of cardiac performance and left atrial pressure which are crucial measurements in treating critically ill patients. The HCMS two balloon catheter is inserted into the esophagus and capitalizes on the anatomic relationship of the left atrium and aortic arch proximate to the esophagus. Once positioned, the catheter’s balloons are inflated. The wall motion in the left atrium and the aorta generates pressure changes in the respective balloons. These signals, along with signals from an electrocardiogram, phonocardiogram and automated blood pressure cuff, are transmitted to the monitoring system, which converts the data into important, real-time, clinical measurements utilizing a proprietary software algorithm.

The current standard of care for monitoring critically ill patients suffering from various cardiovascular conditions is an invasive procedure known as pulmonary artery catheterization. That procedure requires an incision into a patient’s neck or groin and the insertion of a Swanz-Ganz catheter into the right atrium and ventricle of the heart, and then into a pulmonary artery. That procedure must be performed in an intensive care unit.

Unlike the Swan-Ganz catheter, the HCMS will provide the primary measurements of cardiac performance in a minimally invasive and more cost effective manner and is designed to be used outside of an intensive care setting. In addition, the HCMS also provides clinical measurements of left ventricular contractility, left atrial transmural pressure and pleural pressure, which the Swan-Ganz does not provide. The Company believes that the measure of contractility during isovolumic contraction is an important advance offered by the HCMS, and is a distinct advantage over the Swan-Ganz catheter. Measurement of left ventricular contractility is potentially a new standard for monitoring the treatment of congestive heart failure.

The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. See “Strategy for Business Development.”

Condoms

During the fiscal year ended October 31, 2004, the Company was a wholesaler of condoms under the brand name “Elite” and on a private label basis. The condoms were manufactured by third parties. The Company stopped selling condoms in October 2004 due to reduced profit margins and the decline in the customer base.

Elite Safety Syringe

The Company was developing the Elite Safety Syringe, a passive anti-stick syringe designed to decrease accidental needle sticks of medical service providers, and attempted to secure appropriate manufacturing and distribution for the product until December 2004. As discussed below, due to development, manufacturing and marketing issues, sales of the Elite Safety Syringe have not been material and, as a result, the Company has determined that it will not pursue any further development or marketing of the Elite Safety Syringe.

The Elite Safety Syringe was originally manufactured at two facilities located in the Republic of Korea. One facility was operated by Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”), a Korean corporation in which Medi-Hut has a 44% ownership interest, and the other facility was operated by Sam Woo, a Korean corporation (collectively, the “Korean Facilities”) independent of the Company. Medi-Hut International was formed pursuant to a joint venture between the Company and COA International Industries, Inc. (“COA”), a Korean corporation which manufactures and exports medical disposable products, including disposable syringes. However, the Company has determined that the costs associated with the further development and marketing of the Elite Safety Syringe exceed the overall market opportunity that exists for the product. Accordingly, the Company has decided that it will no longer develop or market the Elite Safety Syringe. See “Manufacturing; Principal Suppliers.”

Medi-Hut and Medi-Hut International entered into a loan agreement, effective June 7, 2002, to memorialize certain financial assistance that Medi-Hut had been providing to Medi-Hut International. Medi-Hut International acknowledged that it had received loan installments from Medi-Hut during the period from June 7, 2002 through February 28, 2003 in the total amount of $450,000. The loan amount is to be repaid over time with interest as follows plus any and all accrued interest: $75,000 on or before December 31, 2004; $125,000 on or before December 31, 2005; $125,000 on or before December 31, 2006; and $125,000 on or before December 31, 2007. As of November 30, 2006, the Company had not received the $75,000 payment due on or before December 31, 2004 or the $125,000 payment due on or before December 31, 2005 and is currently evaluating whether to institute action to recover same. As of the fiscal year ended October 31, 2004, the Company wrote-off the note receivable since it determined that the outstanding balance of the note receivable was not collectable due to the financial condition of Medi-Hut International.

Disposable Medical Products

During the fiscal year ended October 31, 2004, the disposable medical products sold by the Company, other than the Elite Safety Syringe, were manufactured for the Company by third parties. These products included syringes, hot and cold packs, gauze bandages, adhesive bandages, paper products, alcohol preparation pads and condoms, as discussed above. The Company sold alcohol preparation pads on a private-label basis as well as under the Company’s Elite brand name. The Company stopped selling these products in October 2004 due to reduced profit margins and the decline in the customer base.

Solo-Safe™ Safety Syringe

On February 25, 2002, the Company acquired certain intellectual property owned by Spectrum Biotech, Inc. relating to the Solo-Safe™ Safety Syringe, an active type safety syringe designed for intra-muscular injections. The Company acquired patents in the United States relating to the Solo-Safe™ Safety Syringe and has acquired the rights to patents in New Zealand, Australia, Brazil and Japan and patents pending in five other foreign countries. Medi-Hut also holds a 510(k) premarket notice clearance from the United States Food and Drug Administration (the “FDA”) to market the Solo-Safe™ Safety Syringe in the United States. See “Government Regulation.”

In May 2004, the Company decided that it would not further develop this product or maintain its patents due to the significant amount of development costs that would have to be incurred in order to bring the product to market, the limited market opportunity that exists for the product and the Company’s limited financial resources.

Hormone Replacement Therapy Drugs - Syntest

In November 2001, the Company entered into an agreement with Syntho Pharmaceuticals Inc. (“Syntho”) for the exclusive distribution rights of esterified estrogen/methyl testosterone based prescription hormone replacement therapy drugs: Syntest Double-Strength (DS) and Half-Strength (HS). Beginning in October 2002 through February 2003, the Company sold Syntest on a recurring basis. However, in March 2003, the Company was unable to continue the sale of Syntest products due to a dispute with the manufacturer and contract sales representative for such products. This dispute resulted in the commencement of litigation against the manufacturer and contract sale representative as well as other related litigation involving the Company. During July and August 2003, the Company sold all of its remaining Syntest inventory. On October 17, 2005, the Company and Breckenridge Pharmaceutical, Inc. (“Breckenridge”) entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. See “Item 3. Legal Proceedings - Syntest Litigation.”

Patents and Trademarks

HCMS

The HCMS is the subject of eleven United States patents and corresponding patents in major international markets, including Canada, European Union, Japan and India. The patents cover the important facets of the HCMS, including catheter design and construction, catheter positioning, monitor design, algorithms and balloon inflation techniques. The United States patents include United States Patent and Trademark Office numbers 5,048,532; 5,181,517; 5,263,485; 5,398,692; 5,551,439; 5,570,671; 5,697,375; 5,921,935; 6,120,442; 6,238,349 and 6,432,059. In addition, the software that converts the pressure signals into useful clinical information is the subject of copyright.

Elite Safety Syringe and Solo-Safe™ Safety Syringe

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

Manufacturing; Principal Suppliers

The Company outsourced all of its manufacturing requirements with respect to products previously sold by the Company. The Company purchased some of the products previously sold by it at wholesale and others directly from the manufacturer. The condoms and alcohol preparation pads previously sold by the Company were purchased directly from third party manufacturers.

The Company currently intends to outsource the manufacturing of the components for the HCMS. No formal manufacturing agreements have been entered into at this time.

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

Prior to May 2003, the Elite Safety Syringe was manufactured in the Republic of Korea by Medi-Hut International and Sam Woo. In May 2003, the Company determined that the product quality of the Elite Safety Syringe being manufactured by Medi-Hut International and Sam Woo was not sufficient for the United States market. Sam Woo was not able to correct its manufacturing deficiencies. Medi-Hut International instituted a corrective action plan in June 2003 which was monitored by the Company. As a result, the Company determined that Medi-Hut International had corrected a majority of the manufacturing issues uncovered in May 2003 and that Medi-Hut International had the capability of manufacturing the Elite Safety Syringe at a quality sufficient for the United States market. However, the Company determined that the cost associated with adequately equipping Medi-Hut International to support a market launch of the product combined with the cost associated with correcting certain design issues exceeded the overall market opportunity that existed for the product. Accordingly, the Company decided that it would no longer develop or market the Elite Safety Syringe.

On September 18, 2003, the Company, COA and Medi-Hut International entered into an agreement under which the Company granted a non-exclusive license to Medi-Hut International to make, manufacture and export the Elite Safety Syringe. The territorial boundary of this license is limited to within the Republic of Korea. In accordance with the license, Medi-Hut International must obtain the Company’s permission prior to any sales to a third party. Medi-Hut International is to pay to the Company a royalty based upon the total net sales under the license. The royalty amount is to be negotiated in good faith at the time of such sales. For the purpose of calculating royalty payments, Medi-Hut International is to provide Medi-Hut with a report setting forth the total net sales during the previous quarter. The agreement remains in full force and effect until the expiration of the last to expire of Medi-Hut’s United States patent with respect to the Elite Safety Syringe or upon the voluntary termination of either party for any reason with six months notice. As of November 30, 2006, the Company had not collected any royalties from Medi-Hut International and the Company is not aware of any sales of the Elite Safety Syringe by Medi-Hut International.

Distribution, Sales and Marketing

The Company currently does not maintain a dedicated sales force and currently does not sell any products. The Company currently intends to outsource the distribution and sales requirements related to the HCMS. No formal distribution or sales agreements have been entered into at this time.

Prior to October 31, 2004, when the Company was selling products, the Company’s personnel involved in the sales process also maintained other duties within the Company. The Company dedicated the equivalent of approximately two full time employees to sales during this period. These individuals worked out of the Company’s corporate headquarters and contacted wholesalers, distributors and physicians by phone or periodic visits. During the fiscal year ended October 31, 2004, all sales by the Company were made on thirty day credit terms. In addition, the Company generally required an upfront payment from customers on their purchases of private label products.

Competition

HCMS

The pulmonary artery catheter, otherwise known as the Swan-Ganz catheter, is the established tool for monitoring cardiac performance and left atrial pressure. The Swan-Ganz catheter is inserted through a vein into the right atrium and ventricle of the heart, and threaded into the pulmonary artery. Due to the invasive nature of the Swan-Ganz catheter, it must be inserted within a hospital’s intensive care unit and is not receommended for long-term cardiac monitoring. Major distributers of the Swan-Ganz catheter are Edwards Lifesciences Corporation and Hospira Inc.

Currently, there are products in the market that measure cardiac performance on a non-invasive or minimally-invasive basis. None of these products have been as successful as the Swan-Ganz catheter. Echocardiography has been utilized to measure cardiac performance. The echocardiography device measures the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus cardiac performance. Echocardiography is thought to generate inconsistent results, is dependent on technician skill and technique, is limited in the kinds of patients it can address and is time intensive. Accordingly, echocardiography has not been widely accepted as an alternative device for measuring cardiac performance. Major distributors of echocardiography devices include Siemens Medical Solutions Inc. and Philips Medical Systems.

Trans-esophageal probes featuring a doppler transducer on the end of large bore esophageal catheters have been utilized to generate echocardiographic images from a position in close proximity to the heart. This method also has not met with widespread clinical acceptance for reasons of accuracy, significant patient discomfort in administration and its time-intensive nature. Arrow International, Inc. markets this type of device.

Impedance cardiography uses the heart’s electrical characteristics in order to measure the heart’s mechanical, or blood flow, characteristics. The procedure is inaccurate in many circumstances, such as in patients with septic shock and/or severe aortic valve regurgitation and/or irregular heartbeats. In addition, measurements can be inaccurate if the patient moves excessively while monitoring. CardioDynamics International Corporation markets this type of device.

Disposable Medical Supplies and Condoms

During the fiscal year ended October 31, 2004, the Company’s competition in the disposable medical supply business, which included alcohol preparation pads, was with numerous large and small manufacturers and wholesalers. Management believes that the Company had an insignificant percentage of these markets prior to the Company’s decision to exit from this business line in October 2004. In addition, management believes that the Company had an insignificant percentage of the condom market during fiscal year ended October 31, 2004, which market was dominated by several major companies.

Government Regulation

Medical Devices

As a developer and possible future distributor of medical devices, the Company was subject to regulation by, among other governmental entities, the FDA, and the corresponding agencies of the states and foreign countries in which the Company sold its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters, and could have a material impact on the Company’s future operations in the event the Company successfully develops the HCMS and implements its strategy for its business development and acquires or develops additional medical devices and related products. See “Strategy for Business Development.”

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

Some Class I devices and most Class II devices require premarket notification (510(k)) clearance pursuant to Section 510(k) of the FDC Act. Most Class III devices are required to have an approved PMA application. Obtaining PMA approval can take up to several years or more and involve preclinical studies and clinical testing. In contrast, the process of obtaining a 510(k) premarket notification clearance typically requires the submission of substantially less data and generally involves a shorter review period. A 510(k) premarket notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent in terms of safety and effectiveness to another medical device that has been previously marketed, but does not indicate that the product is safe and effective.

In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. FDA regulations provide that new 510(k) premarket notification clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. The developer and/or manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) premarket notification.

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

Pursuant to the FDA’s Good Manufacturing Practices under the Quality System Regulations (“GMP/QSR”), a medical device manufacturer must manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the manufacturer, distributor and/or owner of a medical device is required to comply with FDA requirements for labeling and promotion of its medical devices. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulations requires that a company provide information to the FDA whenever there is evidence to reasonably suggest that one of the company’s devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Additionally, the FDA imposes other requirements on medical device manufacturers, including reporting and record keeping requirements for device corrections and removals (recalls).

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

The Company currently believes that the HCMS will require 510(k) premarket notification clearance from the FDA. A working prototype of the HCMS currently exists. However, in order for the Company to be in a position to market the HCMS, the Company needs to: (1) design and construct production models of the HCMS for clinical testing, (2) file a request with the FDA for authority to conduct clinical trials, (3) undertake the clinical trials, (4) file for 510(k) premarket notification clearance to distribute the HCMS and (5) initiate manufacturing and distribution of the HCMS. The Company currently anticipates that it will take approximately 18 months to complete development and the related clinical trials and receive the appropriate regulatory approvals. If the FDA does not grant the Company a 510(k) premarket notification clearance for the HCMS, the Company would be required to apply for a PMA from the FDA which could significantly increase the amount of time required to receive the FDA’s approval to market the HCMS. No assurance can be given that the FDA will ultimately approve the HCMS for sale.

Pharmaceutical Products

Although the Company is not currently selling or developing any pharmaceutical products, if the Company can successfully implement its strategy for business development, it may acquire or develop one or more pharmaceutical products, which sale and development thereof will be subject to government regulation as briefly described below. See “Strategy for Business Development.”

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

Additionally, products that contain controlled substances are subject to the requirements of the Drug Enforcement Administration (“DEA”) relating to the manufacturing, marketing and selling of such products. Under the DEA’s requirements, there are two ways in which a product can be legally manufactured, marketed and sold: registration or exemption. Under the registration requirements, a company that wishes to produce or market any product containing a controlled substance can register to manufacture, market and sell such product and this registration is done by schedule and not by product. Further, if a company is registered to produce products containing substances at a certain schedule level, the registration also includes the right to produce products containing ingredients on a “higher” numbered schedule. Under the exemption requirements, a product can be exempted from DEA requirements and can be legally manufactured, marketed and distributed. Exemptions are given on a product by product basis.

General

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

The regulatory policies of the FDA and other regulatory bodies may change and additional governmental regulations may be enacted which could prevent or delay regulatory approval of the products the Company may distribute in the future. The Company cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, within the United States or abroad.

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

Employees

As of November 30, 2006, David R. LaVance (President and Chief Executive Officer) and Thomas S. Gifford (Executive Vice President, Chief Financial Officer (Treasurer) and Secretary) are the only executive officers of the Company. Mr. LaVance and Mr. Gifford are engaged by Medi-Hut pursuant to the amended and restated Consulting Services Agreement, dated as of February 1, 2005, between Medi-Hut and Century Capital. See “Item 10. Executive Compensation - Consulting Services Agreement.” Excluding Messrs. LaVance and Gifford, who are consultants to the Company, the Company currently has one full-time employee. Medi-Hut has not experienced any work stoppages to date and management believes that the Company’s relationship with its employee is good.

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

From November 2002 through April 2004, the Company’s corporate offices and warehouse facilities consisted of 11,718 square feet in Wall Township, which is located in central New Jersey. The Company leased this property from Monmouth/Atlantic Realty Associates, L.L.C. The lease for this property commenced on November 25, 2002, had a five year term, and an option to renew for an additional five year term. The annual rent for years 1 and 2 of the lease was $114,485. In years three, four and five of the lease, the annual rent would have increased to $125,969. Additional monthly charges include the Company’s portion of common area charges relating to taxes, operating costs, repairs and maintenance and other expenses. Medi-Hut provided the landlord with a $33,388 security deposit. In connection with the relocation of its principal offices, the Company and Monmouth/Atlantic Realty Associates, L.L.C. reached an agreement on May 6, 2004 to terminate the remaining term of the existing lease (44 months resulting in a lease obligation of approximately $454,000 plus an additional $154,000 for common area charges) for a one-time payment by the Company of $100,000 plus the forfeiture of the security deposit.

Item 3.	Legal Proceedings

SEC Investigation

On February 21, 2002, the Securities and Exchange Commission (the “SEC”) issued a formal order directing a private investigation of Medi-Hut. According to this formal order, the SEC investigated, among other things, the accuracy of the Company’s filings with the SEC and its financial disclosures in general, as well a the sufficiency of the Company’s system of internal accounting controls. The SEC’s investigation of Medi-Hut resulted in the commencement of an action against Medi-Hut and the Company’s former President and Chief Executive Officer, Joseph A. Sanpietro, former Chief Financial Officer, Laurence M. Simon, and former Vice President of Sales, Lawrence P. Marasco. In its complaint, filed by the SEC in the United States District Court for the District of New Jersey on August 19, 2003, the SEC alleged that these three former corporate officers inflated Medi-Hut’s revenues through fictitious period-end invoices and other accounting irregularities and concealed that Mr. Marasco owned and controlled one of Medi-Hut’s largest customers. On August 19, 2003, without admitting or denying the allegations of the complaint, the Company consented to a final judgment against it. Pursuant to the final judgment, the Company is permanently restrained from making any untrue or misleading disclosures, whether such disclosures are in a report filed with the SEC or are contained in a press release or other general public disclosure. The Company also must make and keep accurate books, records and accounts and maintain a system of internal accounting control sufficient to ensure fair and accurate financial disclosure.

Incomplete Periodic Reports

As previously disclosed by the Company, the Company’s current management commenced an extensive review of the financial statements and information disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001 and the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively. As a result, the current management of the Company concluded that the financial statements and other information disclosed in the Company’s quarterly reports on Forms 10-Q and 10-QSB filed with the SEC in 2002 and 2001, respectively, and disclosed in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2001, could not be relied upon due to the Company’s inability to adequately verify such information because of incomplete or missing data. Consequently, the Company amended its quarterly reports for the quarters ended January 31, 2001, April 30, 2001, July 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002, and its 2001 annual report, by removing all of the information previously contained therein. In addition, the financial statement and notes thereto for the fiscal year ended October 31, 2002, included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002, consisted only of a balance sheet as of October 31, 2002 and the related footnotes. Since a complete set of financial statements for the above noted periods were not presented by the Company, no assurance can be given that the SEC will not take an enforcement action or other action against the Company. Any such action by the SEC could have significant adverse consequences to the Company.

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

On August 18, 2003, the Company reached an agreement to settle the consolidated class action lawsuit, which was subject to the approval of the United States District Court for the District of New Jersey. As part of the settlement, the Company agreed to pay $400,000 in cash to the plaintiffs and issue 861,990 shares of Medi-Hut common stock (fair value of approximately $129,299 as of August 18, 2003), which was equivalent to 6% of the Company’s issued and outstanding shares of the Company’s common stock on the date the settlement agreement was reached. The Company utilized the $475,000 received from Executive Risk to fund the settlement and to offset a portion of the legal costs and expenses incurred by the Company in connection with the consolidated class action lawsuit.

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

Syntest Litigation

On May 12, 2003, Medi-Hut commenced an action in the United States District Court for the Eastern District of New York against Syntho and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), Breckenridge and its principal owner, Larry Rumsdorf (the “Breckenridge Group”), Scott Schrader (“Schrader”) and his affiliates, namely Schrader Associates, Bluegrass Drug LLC (“Bluegrass”) and Medpharm Corporation (“Medpharm”) (collectively, the “Schrader Group”), relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006. In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the its agreement with Syntho and that Schrader and Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, and Schrader offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

On February 22, 2006, the Company amended its complaint in this action to, among other things, include claims that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax (“Intermax”) and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

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

On January 19, 2005, the Company entered into a settlement agreement and release in connection with its action against Kinray, Inc. and its officer, Santi Greco. As part of this settlement, Kinray, Inc. agreed to pay to the Company the sum of $300,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party.

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

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”) which served as Medi-Hut’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates (“Koenig”), an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of Medi-Hut and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, Medi-Hut alleges that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleges in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices, which had a devastating impact on the Company. The Company also alleges in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

In connection with the settlement of the Company’s separate action against Robert S. Russo in the Superior Court of New Jersey (see “Litigation Against Certain Former Officers and Directors and Others”), on May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for certain non-monetary consideration, the Company agreed to discharge its claims against Koenig.

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

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2004.

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

The following table shows the range of high and low closing bid prices for the Company’s common stock for the periods indicated, as reported by NASDAQ and the NASDAQ Trading and Market Services under the symbol “MHUT” for the period commencing October 1, 2002 to March 20, 2003, and in the Pink Sheets under the symbol “MHUT” for the period commencing March 21, 2003 through November 30, 2006. These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ending October 31, 2007	High	Low
First Quarter (through November 30, 2006)	$.09	$.015

Year Ending October 31, 2006	High	Low
First Quarter	$.15	$.07
Second Quarter	.08	.03
Third Quarter	.08	*
Fourth Quarter	.07	*

Year Ended October 31, 2005	High	Low
First Quarter	$.15	$.02
Second Quarter	.14	.03
Third Quarter	.11	.05
Fourth Quarter	.10	.04

Year Ended October 31, 2004	High	Low
First Quarter	$.24	$.06
Second Quarter	.22	.06
Third Quarter	.13	.02
Fourth Quarter	.05	.02

Year Ended October 31, 2003	High	Low
First Quarter	$3.53	$1.21
Second Quarter	1.65	.45
Third Quarter	.80	.14
Fourth Quarter	.25	.13

* Less than $.01.

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

Shareholders

As of November 30, 2006, there were approximately 425 shareholders of record of the Company’s common stock and 21,701,090 shares of common stock outstanding.

Dividends

The Company has not paid cash or stock dividends on its common stock and does not intend to pay cash or stock dividends in the foreseeable future.

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2004

Issuances of Common Stock Upon the Exercise of Century Capital Warrant Dated February 1, 2003

On February 1, 2003, a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and was exercisable at $1.34 per share (the “Underlying Purchase Price”) until February 1, 2013. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

In connection with the issuance of the 937,500 shares of common stock to Century Capital upon the exercises of the warrant, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Century Capital Warrant Dated May 14, 2004

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

In connection with the issuance of the warrant to purchase 700,000 shares of common stock to Century Capital, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Director Warrants Dated May 14, 2004

On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.04 per share until May 14, 2009. The shares of common stock underlying each warrant vested equally on and after the date of issue (66,600 shares) and on and after the first anniversary date (133,400 shares). Each warrant contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be unregistered securities. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance.

In connection with the issuance to its directors of the warrants to purchase an aggregate of 600,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued as Compensation to Former Employee

On March 4, 2004, the Company issued 25,000 shares of common stock to Craig S. Arnold, the Company’s Executive Vice President - Sales and Marketing from January 2, 2003 through August 6, 2003, pursuant to a termination and general release agreement dated September 5, 2003. The Company did not receive any proceeds from this issuance and recorded $5,000 of compensation expense during the fiscal year ended October 31, 2004 based on the fair market value of the stock ($0.20 per share) on the date the agreement was executed (September 5, 2003).

In connection with the issuance of these 25,000 shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued as Payment for Consulting Services

On May 14, 2004, the Company issued 1,875,000 shares of common stock to the principals of Century Capital related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004. The Company did not receive any proceeds from this issuance and recorded $150,000 of compensation expense during the fiscal year ended October 31, 2004 based on the fair market value of the stock ($0.08 per share) on the date the bonus was awarded (May 14, 2004).

In connection with the issuance of these 1,875,000 shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued Pursuant to Class Action Settlement

On May 26, 2004, the Company issued 861,990 shares of common stock pursuant to the settlement agreement entered into on August 18, 2003 related to the class action lawsuits filed against the Company during the fiscal year ended October 31, 2002. The shares of common stock were issued to the members of the class and the attorney’s representing the class. The Company did not receive any proceeds from this issuance.

In connection with the issuance of these 861,990 shares, the Company relied on the exemption from registration provided by Section 3(a)(10) of the Securities Act. See “Item 3. Legal Proceedings - Class Action Lawsuits.”

No other sales by the Company of unregistered securities took place during the fiscal year ended October 31, 2004.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended October 31, 2004 and 2003 and the related notes thereto appearing elsewhere in this annual report on Form 10-KSB.

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

On October 17, 2003, the Company formed Scivanta, a New Jersey corporation and wholly-owned subsidiary of the Company. Scivanta was formed to be an operating subsidiary of the Company, but is currently inactive.

Currently, the Company is not selling any products. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS. See “Item 1. Description of Business - Strategy for Business Development.”

During the fiscal year ended October 31, 2004, Medi-Hut’s business consisted of the distribution of condoms, alcohol preps and disposable clinical supplies. The Company stopped selling these products in October 2004 due to reduced profit margins and the decline in the customer base.

During May 2004, the Company’s management team completed its evaluation of the Solo-Safe™ Safety Syringe. Due to the early development stage of the product, the fact that a manufacturing prototype had not been created, the cost associated with developing the product as compared to the overall market opportunity and the Company’s limited financial resources, the Company decided to stop any further development of this product or the maintenance of the related patents.

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

For the fiscal years ended October 31, 2004 and 2003, net sales were $502,279 and $7,643,340, respectively. During these periods, net sales by product category were as follows:

	Years Ended October 31,
	2004	2003

Syntest	$--	$5,573,539
Name Brand and Generic Drugs	--	1,361,018
Condoms	355,602	502,057
Disposable Medical Products	146,677	206,726
	$502,279	$7,643,340

For the fiscal year ended October 31, 2004, net sales decreased approximately 93% compared to the fiscal year ended October 31, 2003. This decrease was primarily the result of the cessation of sales of Syntest in March 2003 due to a dispute with the manufacturer thereof (see Item 3. Legal Proceedings - Syntest Litigation) and the cessation of sales of name brand and generic drugs in March 2003 as a result of the Company’s decision to exit the business due to low margins attributed to such sales.

During the fiscal year ended October 31, 2004, sales of condoms represented approximately 71% of net sales and sales of disposable medical products represented approximately 29% of net sales. During the fiscal year ended October 31, 2003, sales of Syntest represented approximately 73% of net sales and sales of pharmaceutical products represented approximately 18% of net sales.

Cost of Sales. During the fiscal years ended October 31, 2004 and 2003, the cost of sales was approximately 68% and 74%, respectively, of net sales. Cost of sales as a percentage of net sales decreased during the fiscal year ended October 31, 2004, as compared to the fiscal year ended October 31, 2003. This decrease was primarily the result of the sale of the remaining Syntest inventory during the fiscal year ended October 31, 2003 at a sales price that approximated the cost of the product and the Company’s decision to stop selling name brand and generic drugs due to low margins attributed to such sales.

Selling and Marketing. For the fiscal years ended October 31, 2004 and 2003, selling and marketing expenses were $5,370 and $486,801, respectively, or approximately 1% and 6%, respectively, of net sales. The $481,431 decrease in selling and marketing expenses for the fiscal year ended October 31, 2004 was the result of a $276,339 decrease in sales and marketing consulting expenses, a $125,689 decrease in compensation and related benefits as a result of a reduction in personnel and a $79,403 decrease in marketing costs.

General and Administrative. For the fiscal year ended October 31, 2004, general and administrative expenses were $2,713,734, as compared to $4,433,266 for the fiscal year ended October 31, 2003. The $1,719,532, or 39%, decrease in general and administrative expenses for the fiscal year ended October 31, 2004 was primarily the result of a $318,151 decrease in the cost of director and officer liability insurance and product liability insurance, a $523,049 decrease in legal expenses primarily attributable to a reduction in costs related to the class action lawsuit involving the Company and the investigation of and proceedings against the Company by the SEC and the NASD, a $272,130 decrease in compensation and related benefits as a result of a reduction in personnel, a $433,133 decrease in consulting expenses primarily related to the warrant issued to Century Capital on February 1, 2003 and a $150,000 decrease in expense related to the reserve established for the note receivable due from Medi-Hut International. See “Item 3. Legal Proceedings - SEC Investigation; Class Action Lawsuits.”

Other Income (Expenses). During the fiscal year ended October 31, 2004, the Company recorded $515,000 of other income related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro, the Schrader Group and Lawrence P. Marasco as compared to $475,000 for the fiscal year ended October 31, 2003 related to the agreement between the Company and Executive Risk. During the fiscal year ended October 31, 2004, the Company incurred interest expense of $2,831, as compared to $21,839 for the fiscal year ended October 31, 2003. The $19,008 decrease in interest expense for the fiscal year ended October 31, 2004 was primarily due to the repayment of a line of credit to PNC Bank in February 2003. During the fiscal year ended October 31, 2004, interest income decreased $4,812, or 43%, as compared to the fiscal year ended October 31, 2003.

Net Loss. For the fiscal year ended October 31, 2004, the Company had a net loss of $2,040,849, or $0.15 per share (basic and diluted), as compared to a net loss of $2,437,036, or $0.17 per share (basic and diluted), for the fiscal year ended October 31, 2003.

Liquidity and Capital Resources

Operating Activities. During the fiscal year ended October 31, 2004, the Company utilized $938,976 of cash flow in operations. Cash for the fiscal year ended October 31, 2004 was increased primarily due to a decrease in accounts receivable of $69,016, a decrease in inventories of $101,875, a decrease in prepaid insurance of $107,850, a decrease in income tax refund of $249,142, a decrease in restricted cash of $400,000, a decrease in security deposit of $33,388, an increase in accounts payable and related party accounts payable of $218,508, consulting expense of $178,127 related to the issuance of warrants to purchase common stock and the issuance of common stock as payment for services, depreciation expense of $38,354 and amortization of deferred compensation of $90,915. The Company’s cash position during the fiscal year ended October 31, 2004 was reduced primarily due to a $400,000 decrease in the reserve for the class action lawsuit, a decrease in deferred revenue of $34,209 and the net loss of $2,040,849. The increase in accounts payable and related party accounts payable was primarily due to consulting fees, bonuses and expenses owed to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003.

Investment Activities. During the fiscal year ended October 31, 2004, the Company did not utilize cash flow in investing activities nor was any cash flow provided by investing activities.

Financing Activities. During the fiscal year ended October 31, 2004, cash flow provided by financing activities amounted to $289,355, which consisted of proceeds from a note payable of $84,000, payments on notes payable of $94,645 and proceeds from a stock subscription receivable of $300,000.

Liquidity and Capital Resources. As of October 31, 2004, the Company had working capital of $289,246. At that date, cash and cash equivalents totaled $693,939.

On May 26, 2005, the Company closed on a private placement of the Debentures. The gross proceeds received in connection with this private placement were $300,000.

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share).

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement whereby Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See “Item 3. Legal Proceedings - Syntest Litigation.”

On February 21, 2006, the Company entered into a settlement agreement and release with Rosenberg pursuant to which Rosenberg paid the Company the sum of $425,000. See “Item 3. Legal Proceedings - Litigation Against Former Accounting Firms.”

On November 22, 2006, the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax entered into a settlement agreement and release whereby the Syntho Group agreed to pay the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. See “Item 3. Legal Proceedings - Syntest Litigation.”

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition is based upon the financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, product returns, bad debts, intangible assets, income taxes, contingencies and litigation. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein.

Accounts Receivable Reserves

During the fiscal years ended October 31, 2004 and 2003, the Company recorded a provision for estimated sales returns and allowances on product sales of $0. These estimates were based on the specific facts and circumstances of particular orders, analysis of credit memo data and other known factors. If the data the Company uses to calculate these estimates did not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination was made and revenues in that period could be adversely affected.

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

The Company acquired the exclusive distribution rights to Syntest, a hormone replacement therapy drug manufactured by Syntho, pursuant to an exclusive license agreement dated November 20, 2001, as amended on February 7, 2002 and April 3, 2002, between the Company and Syntho. The Company paid Syntho $2,500,000 and agreed to purchase Syntest at a price per unit as agreed upon by the parties. The term of the agreement was for a period of five years commencing with the first commercial sale of the Syntest product, which occurred in October 2002. In March 2003, regular sales of Syntest ceased when Syntho refused, beginning in January 2003, to sell any additional product to the Company resulting in the commencement of litigation by the Company against Syntho and other parties on May 12, 2003. The Company’s initial investment of $2,500,000 was to be amortized over the five year life of the exclusive distribution agreement, commencing on the date of the first commercial sale of the product which occurred on October 14, 2002. On October 17, 2005, the Company sold its distribution and other rights and business with respect to Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The difference between the original purchase price of $2,500,000 and the amount received through the sale of the distribution rights to Breckenridge had been written off during the fiscal year ended October 31, 2002. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See “Item 3. Legal Proceedings - Syntest Litigation.”

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

The valuation allowance as of the fiscal years ended October 31, 2004 and 2003 primarily relates to net operating losses for which the Company can only realize a benefit through the generation of future taxable income for which realization is uncertain. The Company’s net deferred tax asset was $0 as of fiscal years ended October 31, 2004 and 2003.

Stock-based Compensation

Stock Option Grants to Employees. Stock-based compensation charges represent the difference between the exercise price of options granted to employees and the fair value of the Company’s common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company recognizes this compensation charge over the vesting periods of the shares purchasable upon exercise of options and applies a straight-line amortization policy for the deferred compensation. Should the Company’s assumptions of fair value change, the amount recorded as intrinsic value may increase or decrease in the future. During the fiscal years ended October 31, 2004 and 2003, the Company recorded $0 and $7,480, respectively, of amortization expense related to the grant of stock options to the Company’s employees.

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

During the fiscal years ended October 31, 2004 and 2003, the Company recorded $119,042 and $702,134, respectively, of consulting and/or amortization expense related to the grant of stock options and warrants to the Company’s non-employees.

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

As of the fiscal years ended October 31, 2004 and 2003, the Company accrued $0 and $529,299, respectively, related to the settlement of the consolidated class action lawsuit commenced against the Company in 2002. The Company agreed to settle the consolidated class action litigation on August 18, 2003 and the United States District Court for the District of New Jersey approved the settlement on May 3, 2004. The $529,299 accrual as of the fiscal year ended October 31, 2003 represented a $400,000 cash payment made by the Company in conjunction with the settlement as well as the fair market value, on the date the settlement was executed (August 18, 2003), of the 861,990 shares of the Company’s common stock issued in conjunction with the settlement ($129,299). Both the payment of the $400,000 and the issuance of 861,990 shares of the Company’s common stock occurred during the fiscal year ended October 31, 2004. See “Item 3. Legal Proceedings - Class Action Lawsuits.”

Recent Accounting Pronouncements

In October 2004, the FASB concluded that the proposed SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company will not have to adopt SFAS 123R until the fiscal year ending October 31, 2007. The Company does not expect SFAS 123R to have a material impact on its consolidated results of operations or financial condition.

In November of 2004, the FASB issued SFAS No. 151, Inventory Costs (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43 (“ARB 43”), Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

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

The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”), replacing APB Opinion No. 20, Accounting Changes. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not expect SFAS 154 to have a material impact on its consolidated results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of FIN 48 will have on its consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on its consolidated results of operations or financial condition.

Item 7.	Financial Statements

The financial statements and supplementary data of the Company called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 28, 2003, the Company dismissed Rosenberg as its independent auditors. The Company reported the dismissal of the Rosenberg firm as its independent auditors in a current report on Form 8-K, dated March 28, 2003. In that current report on Form 8-K, the Company stated that in connection with its audits for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent periods preceding the date of dismissal, there were no disagreements with Rosenberg in any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Pursuant to the procedure outlined in SEC Regulation S-K, Item 304, the Company amended its current report on Form 8-K, dated March 28, 2003, to include a letter from Rosenberg in which the accounting firm disagreed with the Company’s statements. On April 8, 2003, the SEC provided comments to the Company with respect to the disclosures in the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003. Current management could not adequately respond to the SEC’s comments due to the incomplete and unverifiable information left behind by prior management. Consequently, the Company’s current report on Form 8-K, dated March 28, 2003 and amended on April 4, 2003, has been deemed deficient by the SEC. Although the SEC has not commenced an enforcement action against the Company for such deficient current report on Form 8-K, no assurance can be given that the SEC will not do so in the future. Any such action by the SEC could have significant adverse consequences to the Company.

On May 15, 2003, the Company engaged the accounting firm Eisner as its independent auditors to perform an audit of the Company’s financial statements as of the fiscal years ended October 31, 2002 and October 31, 2001. Since that time, management determined that due to incomplete records, among other issues, they could not file complete audited financial statements for these periods. See “Item 3. Legal Proceedings - Incomplete Periodic Reports.”

On March 3, 2005, the Company replaced Eisner as its independent auditors with the accounting firm, Weiser. Management believed that it was in the best interest of the Company to change auditors in order to facilitate the completion of the audit of the Company’s balance sheet as of October 31, 2002. The change in auditing firms was reviewed and recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors. The Company reported the dismissal of the Eisner firm as its independent auditors in a current report on Form 8-K, dated March 3, 2005. In that current report on Form 8-K, the Company stated that in connection with its audits as of and for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent interim periods preceding the date of dismissal, there were no disagreements with Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during its engagement by the Company, Eisner did not issue any report on the financial statements or review any financial statements of the Company.

Pursuant to the procedure outlined in SEC Regulation S-B, Item 304, the Company included in the current report on Form 8-K a letter from Eisner in which the accounting firm agreed with the Company’s statements that there were no disagreements between the Company and Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer and Secretary, who concluded that the Company's disclosure controls and procedures are effective. There has been no significant change in the Company’s internal controls during the last fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 8B.	Other Information
None.

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Company’s current executive officers and directors who also served as the Company’s executive officers and directors during the fiscal year ended October 31, 2004, their respective ages, positions with the Company and biographical information, including business experience, are set forth below.

Name	Age	Position Held

David R. LaVance	52	Chairman of the Board, President and Chief
		Executive Officer
Thomas S. Gifford	38	Executive Vice President, Chief Financial Officer
		(Treasurer), Secretary and Director
John A. Moore	41	Director
Richard E. Otto	56	Director

There are no family relationships among the current executive officers and directors of Medi-Hut. None of the current executive officers or directors of Medi-Hut are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance who serves as a director of Hologic, Inc. (NASDAQ: HOLX), Mr. Otto who serves as a director of Corautus Genetics Inc. (AMEX: VEGF) and Mr. Moore who serves as a director of Acorn Factor, Inc., formerly known as Data Systems & Software, Inc. (OTCBB: ACFN).

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

John A. Moore: Mr. Moore was elected as a director of the Company on May 6, 2003. Since July 2002, he has been the President of Edson Moore Healthcare Ventures, an investment entity that owns securities in various public and private life science companies. Since March 10, 2006, Mr. Moore also has served as the President and Chief Executive Officer and a director of Acorn Factor, Inc. (formerly known as Data Systems Software Inc.), a publicly traded provider of software consulting and development services (OTCBB: ACFN). From February 2004 to February 2006, he served as Chairman and Executive Vice President of ImaRx Therapeutics, a privately-held company engaged in medical technology development. From 1994 through June 2002, Mr. Moore was the Chairman and Chief Executive Officer of Optimer, Inc., a research based polymer development company. Prior thereto, he worked for a number of Wall Street firms including Lehman Brothers and Hambrecht & Quist. Mr. Moore has been a director of Optimer, Inc. since 1994. Mr. Moore currently serves as a director of Comverge, Inc., a privately-held company providing energy monitoring equipment, software and services to electric utilities. Mr. Moore received a B.A. degree from Rutgers University.

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

The following individuals served as directors of the Company during all or a portion of the fiscal year ended October 31, 2004, but are no longer with the Company.

James G. Aaron: Mr. Aaron served as a director of Medi-Hut from April 3, 2001 through February 5, 2004, when he resigned.

Salvatore J. Badalamenti: Mr. Badalamenti served as a director of the Company from May 12, 2003 through January 1, 2005, when he resigned.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company common stock and other equity and derivative securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. To the knowledge of current management, based upon review of the copies of the forms furnished to the Company during the fiscal year ended October 31, 2004, all filings required to be made by the Company’s executive officers and directors pursuant to Section 16(a) of the Exchange Act for the fiscal year ended October 31, 2004 were filed within the time periods prescribed, except that the Forms 4 required to be filed by Mr. LaVance and Mr. Gifford in May 2004, in connection with the issuance of a warrant to Century Capital, of which Mr. LaVance and Mr. Gifford each have an ownership interest and serve as the President and Vice President, respectively, were filed in September 2005.

Item 10.	Executive Compensation

Compensation of Executive Officers

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 2004, 2003 and 2002 of any person who served as the Company’s President and Chief Executive Officer during the fiscal year ended October 31, 2004 and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended October 31, 2004 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa -tion ($)	Restricted Stock Award(s) ($)	Securities Underlying Options #	LTIP Payouts ($)	All Other Compensa-tion ($)

David R. LaVance,	2004	$--	$--	$--	$--	--	$--	$--
President and Chief	2003	--	--	--	--	--	--	--
Executive Officer (1)	2002	--	--	--	--	--	--	--

Thomas S. Gifford,	2004	--	--	--	--	--	--	--
Executive Vice	2003	--	--	--	--	--	--	--
President and Chief	2002	--	--	--	--	--	--	--
Financial Officer (1)

(1)
The Company has entered into a Consulting Services Agreement, as amended, with Century Capital, pursuant to which the Company pays consulting fees and other remuneration to Century Capital for the services provided thereunder. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Neither Mr. LaVance nor Mr. Gifford receives any direct compensation from the Company. See “Consulting Services Agreement” and “Item 12. - Certain Relationships and Related Transactions.”

Stock Option/Warrant Grants in Last Fiscal Year

The following table sets forth the stock options and/or warrants granted to the Company’s Named Executive Officers during the fiscal year ended October 31, 2004.

Name	Number of Securities Underlying Options/Warrants Granted	% of Total Options/Warrants Granted to Employees/Officers in Fiscal Year	Exercise Price ($ per Share)	Expiration Date

David R. LaVance	700,000 (1)	75%	$0.04	5/14/2014

Thomas S. Gifford	700,000 (1)	75%	$0.04	5/14/2014

(1)
Includes 700,000 shares subject to the warrants issued on May 14, 2004 to Century Capital. Mr. LaVance and Mr. Gifford have an ownership interest in Century Capital and serve as the President and Vice President, respectively, of Century Capital. Both Mr. LaVance and Mr. Gifford disclaim beneficial ownership of these securities except to the extent of their respective ownership interests in Century Capital.

Aggregated Option/Warrant Exercises in Last Fiscal Year and Year End Option/Warrant Values

The following table provides certain information with respect to options and/or warrants to purchase the Company’s common stock held by the Named Executive Officers at October 31, 2004.

			Number of Shares of Common Stock Underlying Unexercised Options/Warrants at October 31, 2004		Value of Unexercised In-the-Money Options/Warrants at October 31, 2004 ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

David R. LaVance	468,750 (1)	(2)	621,875 (3)	640,625 (4)	$ -- (5)	$ -- (5)

Thomas S. Gifford	468,750 (1)	(2)	621,875 (3)	640,625 (4)	$ -- (5)	$ -- (5)

(1)
A total of 937,500 shares were purchased on May 14, 2004 upon the exercise of the warrant issued on February 1, 2003 to Century Capital to purchase a total of 1,500,000 shares of Medi-Hut common stock. David R. LaVance and Thomas S. Gifford, owners and officers of Century Capital, each were issued 468,750 of the 937,500 shares of Medi-Hut common stock purchased by Century Capital upon the exercise of the warrant.

(2)
No dollar value was realized upon the exercise of the warrant issued on February 1, 2003 to Century Capital because the per share market price of the Medi-Hut common stock on the date of exercise was not greater than the per share exercise price of the warrant.

(3)
Includes 421,875 shares subject to the warrant issued on February 1, 2003 to Century Capital to purchase a total of 1,500,000 shares of Medi-Hut common stock. Also includes 200,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of Medi-Hut common stock. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(4)
Includes 140,625 shares subject to the warrant issued on February 1, 2003 to Century Capital to purchase a total of 1,500,000 shares of Medi-Hut common stock. Also includes 500,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of Medi-Hut common stock. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(5)
The exercise price of the warrant issued on February 1, 2003 was $ 0.02 per share and the exercise price of the warrant issued on May 14, 2004 was $0.04 per share. The per share market price of the Company’s common stock on October 31, 2004 was $ 0.02. Inasmuch as the per share market price of the common stock on October 31, 2004 did not exceed the per share exercise price of either warrant, such warrants are not considered in-the-money and no value is attributable to such warrants for purposes of this table.

Compensation of Directors

Currently, the Company does not provide any cash compensation to its directors. However, each of the outside directors that participated on the Company’s Board of Directors during 2004, which excludes Mr. LaVance and Mr. Gifford, received a warrant dated May 14, 2004 to purchase 200,000 shares of the Company’s common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2004.”

Each of the outside directors that participated on the Company’s Board of Directors during 2005, which excludes Mr. LaVance and Mr. Gifford, received a warrant dated February 25, 2005 to purchase 200,000 shares of the Company’s common stock. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Warrants.”

Employment Agreements

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

In addition, the Company issued Century Capital a ten year warrant to purchase 1,500,000 shares of the Company’s common stock. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Warrants Issued to Century Capital.”

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

Also, on May 14, 2004, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. See “Item 5. Market for Common Equity and Related Stockholder Matters - Century Capital Warrant Dated May 14, 2004 and Issuances of Common Stock Upon the Exercise Thereof.”

Commencing July 1, 2004, Century Capital agreed to defer $25,000 of its monthly consulting fee for a three month period (through September 30, 2004) in an effort to minimize the Company’s cash burn. Century Capital later agreed to continue the $25,000 monthly deferment through January 31, 2005, at which point the total amount due and owing to Century Capital related to the deferment of its monthly consulting fee was $175,000. On November 1, 2004, Century Capital exercised warrants to purchase 621,876 shares of the Company’s common stock (421,876 shares pursuant to the warrant dated February 1, 2003 and 200,000 shares pursuant to the warrant dated May 14, 2004). The $16,438 due to the Company from Century Capital related to these warrant exercises were offset against the deferred monthly consulting fees due to Century Capital. On February 25, 2005, Century Capital agreed to forgive $60,000 of the monthly deferred consulting fees in exchange for 600,000 shares of the Company’s common stock. Further, on February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock pursuant to the warrant dated February 1, 2003. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against the deferred monthly consulting fees due to Century Capital. On August 25, 2005, Century Capital agreed to forgive $50,000 of the deferred monthly consulting fees in exchange for 1,000,000 shares of the Company’s common stock. On November 13, 2006, Century Capital exercised its right to purchase 300,000 shares of the Company’s common stock pursuant to the warrant dated May 14, 2004. The $12,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against the deferred monthly consulting fees due to Century Capital.

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

The initial term of the amended and restated Consulting Services Agreement, ended on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement continues until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days written notice. As of November 30, 2006, such notice has not been given by either party. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also entitled to receive an annual bonus in an amount not less than $125,000 upon the successful completion of the objectives which are established by the independent members of the Company’s Board of Directors and Century Capital.

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

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant dated February 25, 2005 to purchase 500,000 shares of the Company’s common stock at a purchase price of $.03 per share. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Equity Compensation Plans.” On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to the deferred monthly consulting fees related to the original Consulting Services Agreement. On both May 20, 2005 and August 25, 2005, Century Capital exercised its right to purchase 62,500 shares of the Company’s common stock (125,000 shares in total) underlying the warrant. The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against the deferred monthly consulting fees due to Century Capital related to the original Consulting Services Agreement. On November 13, 2006, Century Capital exercised its right to purchase 125,000 shares of the Company’s common stock underlying the warrant. The $3,750 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to the deferred monthly consulting fees related to the original Consulting Services Agreement.

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

Commencing July 2005, Century Capital began deferring a portion of its monthly consulting fee due pursuant to the amended and restated Consulting Services Agreement in order to minimize the Company’s cash burn. As of November 30, 2006, $285,000 is due to Century Capital related to deferred monthly consulting fees for the period commencing July 1, 2005 and ending November 30, 2006. In addition, as of November 30, 2006, $18,750 was due and owing to Century Capital related to deferred monthly consulting fees pursuant to the original Consulting Services Agreement and $125,000 was due and owing to Century Capital related to the minimum annual bonus for the period beginning February 1, 2004 and ending January 31, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of November 30, 2006, with respect to the beneficial ownership of the Company’s outstanding common stock by (1) each of the Company’s current officers and directors, (2) each of the Named Executive Officers and directors for the fiscal year ended October 31, 2004, (3) all current executive officers and current directors as a group, and (4) each person or group of persons known by the Company to be the beneficial owner of 5% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.

	Beneficial Ownership of Medi-Hut’s Common Stock
Name of Beneficial Owner	No. of Shares (1)	Percent of Class

David R. LaVance (2)(3)(4)	3,237,500	14.92%

Thomas S. Gifford (3)(5)(6)	3,548,438	16.35%

John A. Moore (3)(7)	1,600,000	7.23%

Richard E. Otto (3)(8)	600,000	2.69%

Richard S. Rimer (9)(10)	3,375,000	15.55%

All current executive officers and directors as a group (4)(6)(7)(8)	8,675,000	38.16%

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

(2)	Such person serves as the Company’s President and Chief Executive Officer.

(3)	Such person serves as a director of the Company and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)	Includes 310,928 shares held by the LaVance Trust for Children. Mr. LaVance disclaims beneficial ownership of these securities.

(5)	Such person serves as the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary.

(6)	Includes 310,938 shares held by the LaVance Trust for Children. Mr. Gifford is the trustee for the LaVance Trust for Children. Mr. Gifford disclaims beneficial ownership of these securities.

(7)
Includes 433,400 shares currently available for purchase or which are available for purchase within sixty days of November 30, 2006 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(8)
Represents the shares currently available for purchase or which are available for purchase within sixty days of November 30, 2006 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(9)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

(10)	Includes 375,000 shares subject to a convertible debenture issued as of May 1, 2005.

Executive Compensation Plans

The following table provides information as of November 30, 2006 on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance under the Company’s 2002 Equity Incentive Plan and certain other compensation arrangements entered into or established for the officers and directors of the Company.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders(1)	370,000	(2)(3)(4)	$ .07	1,630,000

Equity compensation arrangements not approved by security holders	1,499,998	(5)(6)(7)(8)	$ .13	--

Total	1,869,998	(2)(3)(4)(5)(6)(7)(8)(9)	$ .12	1,630,000

(1)	Medi-Hut has no equity compensation plans other than the Company’s 2002 Equity Incentive Plan described herein which has been approved by the Company’s shareholders.

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

(4)	Includes 100,000 shares available for purchase at a price of $.08 per share pursuant to stock options granted to Allan J. Jones, an employee of Medi-Hut, on December 23, 2005.

(5)	Includes 200,000 shares available for purchase at a price of $.04 per share under the warrant issued to Century Capital on May 14, 2004.

(6)
Includes 400,000 shares available for purchase at a price of $.26 per share under warrants issued on July 24, 2003 (200,000 shares per warrant) to the current directors of the Company, John A. Moore and Richard E. Otto. Also includes 133,332 shares available for purchase at a price of $.26 per share under the warrant granted on July 24, 2003 to Salvatore J. Badalamenti, a former director of the Company, and 66,666 shares available for purchase at a price of $.26 per share under the warrant granted on July 24, 2003 to James G. Aaron, a former director of the Company.

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

(8)
Includes 300,000 shares available for purchase at a price of $.03 per share under warrants issued on February 25, 2005 to the current directors of the Company, John A. Moore (100,000 shares available for purchase) and Richard E. Otto (200,000 shares available for purchase).

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

Warrants Issued to Century Capital

Warrant Dated February 1, 2003

On February 1, 2003, a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and was exercisable at the original Underlying Purchase Price of $1.34 per share until February 1, 2013. The per share purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the then existing Underlying Purchase Price. A total of 375,000 shares of common stock underlying the warrant vested immediately upon issuance with another 46,875 shares vesting on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005.

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

Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company recorded consulting expense as the warrant shares vested with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. For the fiscal years ended October 31, 2004 and 2003, the Company recorded $28,127 and $681,094, respectively, of consulting expense associated with the warrant shares that vested pursuant to the warrant.

Warrant Dated May 14, 2004

On May 14, 2004, the Company issued Century Capital ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2004.”

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

On November 13, 2006, Century Capital exercised its right to purchase 300,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on November 24, 2005, the date the Company filed its annual report on Form 10-KSB for the fiscal year ended October 31, 2002. In addition, 100,000 shares became eligible for purchase on May 27, 2006, the date the Company filed its quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003 and the other 100,000 shares became available for purchase on November 10, 2006, the date the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS. The $12,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

For the fiscal year ended October 31, 2004, the Company recorded $12,632 of amortization expense associated with warrant shares that had vested pursuant to the warrants. As of November 30, 2006, 500,000 shares underlying the warrant had been purchased and 200,000 shares underlying the warrant remain unvested and are not yet available for purchase.

Warrant Dated February 25, 2005

On February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $.03 per share until February 25, 2015. The warrant vested as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 1, 2005; (b) an additional 20,833 of the shares underlying the warrant become available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant became available for purchase on January 31, 2006. The warrant has customary terms and provisions as set forth in a warrant certificate, dated as of February 1, 2005, including, without limitation, anti-dilution adjustments, registration rights, and acceleration of vesting upon a change in control of the Company. In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the warrant, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for common stock. The warrant also contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of the warrant shall be unregistered securities. The warrant had a fair value of approximately $10,674 at the date of issuance.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to deferred monthly consulting fees. On both May 20, 2005 and August 25, 2005, Century Capital exercised a portion of the warrant and purchased 62,500 shares of the Company’s common stock (125,000 shares in total). The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. On November 13, 2006, Century Capital exercised its right to purchase 125,000 shares of the Company’s common stock underlying the warrant. The $3,750 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. As of November 13, 2006, all 500,000 shares underlying the warrant had been purchased.

Warrants Issued to Directors

Warrants Dated July 24, 2003

On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vested equally on and after the date of issue (66,666 shares), on and after the first anniversary date (66,666 shares) and on and after the second anniversary date (66,668 shares). Each warrant contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be unregistered securities. The warrants had an aggregate fair value of approximately $155,138 at the date of issuance.

For the fiscal years ended October 31, 2004 and 2003, the Company recorded $63,226 and $21,040, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of November 30, 2006, an aggregate of 599,998 shares of the Company’s common stock are available for purchase under the warrants and an aggregate of 200,002 shares underlying the warrants had been cancelled.

Warrants Dated May 14, 2004

On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2004.”

For the fiscal year ended October 31, 2004, the Company recorded $15,057 of amortization expense associated with warrant shares that had vested pursuant to the warrants. On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrant. As of November 30, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants are available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

Warrants Dated February 25, 2005

On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.03 per share until February 25, 2010. The shares of common stock underlying each warrant vested equally on and after the date of issue (100,000 shares) and on and after the first anniversary date (100,000). Each warrant contains standard anti-dilution provisions and limited registration rights. The shares of common stock issued upon the exercise of each warrant shall be unregistered securities. As of November 30, 2006, an aggregate of 100,000 shares underlying the warrants had been purchased and an aggregate of 300,000 shares underlying the warrants are available for purchase. The warrants had an aggregate fair value of approximately $6,378 at the date of issuance.

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

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are owners and officers of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company as executive management. For the fiscal year ended October 31, 2004, the Company was billed $900,000 for consulting services rendered by Century Capital and the Company recorded $275,000 of consulting expense related to the annual bonuses due to Century Capital which consisted of $181,250 for the one year period commencing February 1, 2003 and ending January 31, 2004 and $93,750 for the one year period commencing February 1, 2004 and ending January 31, 2005. During the fiscal year ended October 31, 2004, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 700,000 shares of common stock. As of October 31, 2004, the Company owed Century Capital $246,620 for unpaid monthly fees, bonuses and expenses, of which $152,870 was paid in full by the Company during the fiscal year ended October 31, 2005.

For the fiscal year ended October 31, 2003, the Company was billed $688,500 for consulting services rendered by Century Capital and the Company recorded $93,750 of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2003 and ending January 31, 2004. During the fiscal year ended October 31, 2003, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 1,500,000 shares of common stock. See “Item 10. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Warrants Issued to Century Capital.”

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the fiscal year ended October 31, 2004, the Company was billed $15,000 for rent pursuant to the Shared Services Agreement. As of the fiscal year ended October 31, 2004, the Company owed Century Capital $15,000 for rent, which amount remains outstanding.

The Company has a 44% stock ownership interest in Medi-Hut International, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During November 2002 and January 2003, the Company purchased Elite Safety Syringes from Medi-Hut International for a total purchase price of $100,002. This amount was paid by the Company during November 2002 and February 2003. As of the fiscal years ended October 31, 2004 and 2003, there were no accounts payable to Medi-Hut International.

Lawrence P. Marasco, the Company’s former Vice President of Sales and Marketing whose employment was terminated by the Company on March 12, 2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During fiscal year ended October 31, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price of $430,678. As of the fiscal years ended October 31, 2004 and 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

Item 13.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Company was billed $35,000 by Weiser LLP for audit fees relating to the Company’s fiscal year ended October 31, 2004 and was billed $35,000 by Weiser for audit fees relating to the Company’s fiscal year ended October 31, 2003. Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of Company documents filed with the SEC.

Audit Related Fees

The Company did not incur any fees associated with audit related services with Weiser, or any other accounting firm, relating to fiscal years ended October 31, 2004 and 2003. Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees

The Company did not incur any fees associated with tax services with Weiser relating to fiscal years ended October 31, 2004 and 2003. The Company was billed $1,750 by Karl Dienes, CPA for tax compliance services relating to fiscal year ended October 31, 2004 and was billed $1,750 by Karl Dienes, CPA for tax compliance services relating to fiscal year ended October 31, 2003. Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

All Other Fees

The Company did not incur any fees associated with non-audit services with Weiser, or any other accounting firm, relating to fiscal years ended October 31, 2004 and 2003.

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

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	December 21, 2006
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	December 21, 2006
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ John A. Moore	Director	December 21, 2006
John A. Moore

/s/ Richard E. Otto	Director	December 21, 2006
Richard E. Otto

Medi-Hut Co., Inc. and Subsidiary

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medi-Hut Co., Inc.

We have audited the accompanying consolidated balance sheets of Medi-Hut Co., Inc. and subsidiary (the “Company”) as of October 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medi-Hut Co., Inc. and subsidiary as of October 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Weiser LLP

New York, New York

December 4, 2006

Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets
	October 31, 2004	October 31, 2003
Assets
Current assets:
Cash and cash equivalents	$693,939	$1,343,560
Accounts receivable	5,369	74,385
Inventories	--	101,875
Prepaid insurance	30,874	138,724
Income tax refund	38,246	--
Prepaid expenses and other	4,808	10,254

Total current assets	773,236	1,668,798

Other assets:
Note receivable - related party, less reserve of $0 and $470,477, respectively	--	--
Distribution rights	1,000,000	1,000,000
Income tax refund	--	287,388
Restricted cash	--	400,000
Security deposit	--	33,388
Other	42,512	80,866

Total other assets	1,042,512	1,801,642

Total assets	$1,815,748	$3,470,440
Liabilities
Current liabilities:
Accounts payable	$118,610	$138,857
Accounts payable - related party	261,620	4,115
Accrued expenses	103,760	159,049
Reserve for class action lawsuit settlement	--	529,299
Note payable	--	10,645
Deferred revenue	--	34,209

Total current liabilities	483,990	876,174
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 13,801,990 and 14,558,800 shares issued, respectively; 13,801,990 and 14,366,500 shares outstanding, respectively	13,802	14,559
Additional paid in capital	19,454,635	19,438,104
Treasury stock at cost, 0 and 192,300 shares, respectively	--	(419,523)
Stock subscription receivable	--	(300,000)
Deferred compensation	(91,054)	(134,098)
Accumulated deficit	(18,045,625)	(16,004,776)

Total stockholders' equity	1,331,758	2,594,266

Total liabilities and stockholders' equity	$1,815,748	$3,470,440

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended October 31,
	2004	2003

Net sales	$502,279	$7,643,340
Cost of sales	342,700	5,624,789
Gross profit	159,579	2,018,551

Operating expenses:
Selling and marketing	5,370	486,801
General and administrative	2,713,734	4,433,266

Total operating expenses	2,719,104	4,920,067

Loss from operations	(2,559,525)	(2,901,516)

Proceeds from settlement of litigation	515,000	475,000
Interest income	6,507	11,319
Interest expense	(2,831)	(21,839)

Net loss	$(2,040,849)	$(2,437,036)

Net loss per common share, basic and diluted	$(0.15)	$(0.17)

Weighted average number of common shares outstanding, basic and diluted	13,991,180	14,384,811

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2004 and 2003

	Common Stock		Additional Paid in Capital	Treasury Stock		Stock Subscription Receivable			Total Stockholders' Equity
	Number of Shares	$0.001 Par Value		Number of Shares	Amount		Deferred Compensation	Accumulated Deficit

Balance at October 31, 2002	14,558,800	$14,559	$18,620,572	144,900	$(363,717)	$(300,000)	$(26,180)	$(13,567,740)	$4,377,494

Purchase of shares of Company common stock				47,400	(55,806)				(55,806)

Consulting expense - warrant issued to Century Capital			681,094						681,094

Deferred compensation - warrants issued to directors			155,138				(155,138)		--

Cancellation of stock options issued to a former employee			(18,700)				18,700		--

Amortization of deferred compensation							28,520		28,520

Net loss								(2,437,036)	(2,437,036)

Balance at October 31, 2003	14,558,800	$14,559	$19,438,104	192,300	$(419,523)	$(300,000)	$(134,098)	$(16,004,776)	$2,594,266

Shares of common stock issued for compensation	25,000	25	4,975						5,000

Cancellation of warrants issued to a former director			(28,477)				28,477		--

Common stock retired - settlement of lawsuits with former officers	(4,264,000)	(4,264)	4,264						--

Treasury stock retired	(192,300)	(192)	(419,331)	(192,300)	419,523				--

Shares issued to Century Capital for partial exercise of warrant dated February 1, 2003	937,500	937	74,063						75,000

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2004 and 2003 (continued)

	Common Stock		Additional Paid in Capital	Treasury Stock		Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.001 Par Value		Number of Shares	Amount

Shares issued to Century Capital as part of the annual bonus due for the one year period commencing February 1, 2003 and ending January 31, 2004	1,875,000	1,875	148,125						150,000

Shares of common stock issued in settlement of class action lawsuit	861,990	862	128,437						129,299

Proceeds from stock subscription receivable						300,000			300,000

Consulting expense - warrant issued to Century Capital			28,127						28,127

Deferred compensation - warrants issued to directors and Century Capital			76,348				(76,348)		--

Amortization of deferred compensation							90,915		90,915

Net loss								(2,040,849)	(2,040,849)

Balance at October 31, 2004	13,801,990	$13,802	$19,454,635	--	$--	$--	$(91,054)	$(18,045,625)	$1,331,758

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows
	Years Ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,040,849)	$(2,437,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,354	16,212
Amortization of deferred compensation	90,915	28,520
Consulting expense related to warrant	28,127	681,094
Consulting expense related to issuance of common stock	150,000	--
Compensation expense related to issuance of common stock	5,000	--
Reserve on accounts receivable	--	(471,210)
Reserve on note receivable - related party	--	150,000
Changes in operating assets and liabilities:
Accounts receivable	69,016	4,868,010
Related party accounts receivable	--	479,339
Inventories	101,875	176,849
Prepaid insurance	107,850	(138,724)
Prepaid expenses and other	5,446	138,006
Income tax refund	249,142	--
Restricted cash	400,000	(400,000)
Security deposit	33,388	(33,388)
Accounts payable	(20,247)	(5,206,600)
Accounts payable - related party	238,755	(2,992)
Accrued expenses	38,461	23,540
Reserve for class action lawsuit settlement	(400,000)	--
Deferred revenue	(34,209)	34,209
Net cash used in operating activities	(938,976)	(2,094,171)
Cash flows from investing activities:
Purchases of fixed assets	--	(74,785)
Proceeds from sale of fixed assets	--	11,787
Note receivable - related party	--	(150,000)
Net cash used in investing activities	--	(212,998)
Cash flows from financing activities:
Purchase of Company common stock	--	(55,806)
Proceeds from note payable	84,000	15,797
Repayment of note payable	(94,645)	(5,152)
Proceeds from stock subscription receivable	300,000	--
Net cash provided by (used in) financing activities	289,355	(45,161)
Decrease in cash and cash equivalents	(649,621)	(2,352,330)
Cash and cash equivalents - beginning of period	1,343,560	3,695,890
Cash and cash equivalents - end of period	$693,939	$1,343,560
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,831	$20,664
Noncash financing activities:
Retirement of treasury stock	$419,523	$--
Issuance of common stock for class action settlement	$129,299	$--
Issuance of common stock as payment of amounts due to related party	$75,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

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

On October 17, 2003, the Company formed its wholly-owned subsidiary, Scivanta Corporation (“Scivanta”), a New Jersey corporation. Scivanta was formed to be an operating subsidiary of the Company, but is currently inactive.

Although the Company ceased selling all products during the fiscal year ended October 31, 2004, the Company has not had any significant recurring revenue from the sale of products since the second quarter of 2003.

In March 2003, the Company exited from the business of selling branded and generic pharmaceuticals due to the low profit margins attributed to such sales. In addition, in March 2003, the Company ceased selling Syntest due to a dispute with the manufacturer and the Company’s contract sales representative for the product which resulted in the commencement of litigation by the Company against such parties as well as other related litigation involving the Company. See Notes 4, 7 and 13.

During the fiscal year ended October 31, 2004, the Company’s business consisted of the distribution of condoms, alcohol preps and disposable clinical supplies. The Company’s products generally were sold directly to physicians and other healthcare providers or to wholesalers who sold the products to pharmacies, drug store chains or other wholesalers. In October 2004, the Company stopped selling these products due to reduced profit margins and the decline in the customer base.

During May 2004, the Company’s management team completed its evaluation of the Solo-Safe™ Safety Syringe. Due to the early development stage of the product, the fact that a manufacturing prototype had not been created, the cost associated with developing the product as compared to the overall market opportunity and the Company’s limited financial resources, the Company decided to stop any further development of this product or the maintenance of the related patents.

During December 2004, the Company completed its evaluation of the Elite Safety Syringe product line. As a result of this evaluation, the Company’s management decided to discontinue any further development or marketing of the Elite Safety Syringe due to the cost associated with correcting the product design, the cost associated with establishing sufficient manufacturing capabilities to support a market launch and the lack of a market for safety syringes sufficient to support the product launch.

2.	Basis of Presentation

The Company currently does not have any recurring revenue from the sale of products. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS. See Note 13.

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. See Note 13.

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). See Note 13.

On October 17, 2005, the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”) entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See Notes 4, 7 and 13.

On February 21, 2006, the Company entered into a settlement agreement and release with its former independent registered public accounting firm, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”), pursuant to which Rosenberg paid the Company the sum of $425,000. See Notes 4 and 13.

On November 22, 2006, the Company entered into a settlement agreement and release with Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”) and Intermax Pharmaceuticals, Inc. (“Intermax”) relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. See Notes 4 and 13.

Management believes the funds received in connection with the issuance of the Debentures and the sale of common stock and the proceeds received from the settlement agreements with Breckenridge, Rosenberg and the Syntho Group, together with funds currently available to the Company, will be sufficient to support planned operations through January 1, 2008. Management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

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

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending in the United States District Court for the District of Kentucky and the actions against each other which were pending in the United States District Court for the Eastern District of New York. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest. See Note 13.

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

On February 4, 2004, the Company entered into a settlement and release agreement with Vincent J. Sanpietro. In exchange for a one time payment of $20,000, the return of 554,800 shares of the Company’s common stock and certain other non-monetary considerations, the Company agreed to discharge its claims against Mr. Sanpietro. The Company recorded other income of $20,000 related to the cash received by the Company in connection with the settlement and retired the common stock returned.

On April 14, 2004, the Company entered into a settlement and release agreement with Joseph A. Sanpietro. In exchange for a one-time payment of $60,000 and the return of 3,179,200 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to discharge its claims against Mr. Sanpietro. The Company recorded other income of $60,000 related to the cash received by the Company in connection with the settlement and retired the common stock returned.

On May 14, 2004, the Company entered into a settlement and release agreement with Mr. Russo. In exchange for a one-time payment of $300,000 to satisfy a stock subscription receivable, the return of 125,000 shares of the Company’s common stock and other non-monetary consideration, the Company agreed to discharge its claims against Mr. Russo. The Company subsequently retired the common stock returned.

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

On September 16, 2004, the Company entered into a settlement agreement and release with Lawrence P. Marasco. As part of the settlement, Mr. Marasco paid to the Company the sum of $60,000, returned 405,000 shares of the Company’s common stock and agreed to provide certain other non-monetary consideration. The Company recorded other income of $60,000 related to the cash received by the Company in connection with the settlement and retired the common stock returned. See Note 13.

Litigation Against Former Accounting Firms. On January 9, 2004, the Company commenced litigation against two of its former accounting firms, Rosenberg, which served as the Company’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates (“Koenig”), an accounting consultant engaged by Medi-Hut to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in litigation commenced by the Company against certain of its former officers and directors in December 2003, is a principal of Koenig. In its complaint, the Company alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleged in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices, which had a devastating impact on the Company. The Company also alleged in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

On May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for mutual releases among other things, the Company agreed to discharge its claims against Koenig. See Note 13.

Lexington Insurance Lawsuit. On April 14, 2004, a complaint was served on the Company by National Union Fire Insurance Co. (“National Union”) in the United States District Court for the District of New Jersey. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington Insurance Company (“Lexington”). In this action, Lexington alleged that the Company owes it $235,000, representing unpaid insurance premiums. See Note 13.

5.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing the consolidated financial statements include allowances for accounts receivable, expected future cash flows used to evaluate the recoverability of long-lived assets, any contingent liabilities, and utilization of the Company’s net deferred tax assets and related valuation allowance.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with established U.S. financial institutions.

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

The Company extends credit to its customers pursuant to contract terms in the normal course of business and performs ongoing credit evaluations. The Company generally has not experienced any material losses related to trade receivables from individual customers. As of October 31, 2004, Union County Orthopaedic Group accounted for 100% of accounts receivable, which amount was collected in full subsequent to October 31, 2004. For the fiscal year ended October 31, 2004, Rugby Laboratories, Inc. accounted for approximately 82% of net sales.

As of October 31, 2003, Rugby Laboratories, Inc. accounted for approximately 90% of accounts receivable. Subsequent to October 31, 2003, all accounts receivable were collected in full. For the fiscal year ended October 31, 2003, McKesson Corporation, 824 Drug Inc., Breckenridge and Eckerd Corporation accounted for approximately 28%, 14%, 14% and 13% of net sales, respectively.

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

No accounts receivable reserves were necessary for doubtful accounts and for sales returns and allowances on product sales at October 31, 2004 and 2003.

The Company recognizes product revenue upon shipment, provided that there is persuasive evidence of an arrangement, there are no uncertainties regarding acceptance, the sales price is fixed or determinable and collection of the resulting receivable is probable.

Inventory

Inventory is stated at the lower of cost (first-in, first-out basis) or market. Inventory that is deemed obsolete or defective is written off. A provision is made for any excess or potentially obsolete inventories. As of October 31, 2004, the Company had no inventory since it either sold or disposed of all products as a result of its decision to discontinue all remaining product sales during the fiscal year ended October 31, 2004.

Concentration of Suppliers

As of October 31, 2004, the Company had no suppliers with balances greater than 10% of accounts payable. For the fiscal year ended October 31, 2004, Calatex, Inc. and Triad Group, Inc. accounted for approximately 46% and 39%, respectively, of total purchases.

As of October 31, 2003, the Company had no suppliers with balances greater than 10% of accounts payable. For the fiscal year ended October 31, 2003, Syntho and Kinray, Inc. accounted for approximately 60% and 19%, respectively, of the Company’s purchases of product.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from 3-7 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally 5 years. Expenditures for repairs and maintenance are expensed as incurred. Gross assets as of October 31, 2004 and 2003 amounted to approximately $95,451 and $103,787, respectively, and accumulated depreciation amounted to approximately $52,939 and $22,921, respectively. The net book value as of October 31, 2004 and 2003 of $42,512 and $80,866, respectively, is included in other assets.

Intangible Assets and Other Long-Lived Assets

The Company assesses the impairment of its intangible assets that have a defined life and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Pursuant to SFAS 144, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In the event that assets are found to be carried at amounts which are in excess of estimated future cash flows, the assets will be adjusted for impairment to a level commensurate with the discounted cash flow analysis of the underlying assets. The Company did not record any such impairment charges during the fiscal years ended October 31, 2004 or 2003.

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

During the fiscal year ended October 31, 2004, the Company granted 235,000 options to purchase common stock to employees. No stock-based compensation is reflected in the net loss for the fiscal year ended October 31, 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the fiscal year ended October 31, 2004, the Company recognized a total of $40,759 of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003 and May 14, 2004 and a total of $78,283 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and May 14, 2004. See Note 10.

The Company did not grant any options to employees during the fiscal year ended October 31, 2003. During the fiscal year ended October 31, 2003, the Company recognized a total of $681,094 of consulting expense related to the warrant issued to Century Capital on February 1, 2003. In addition, during the fiscal year ended October 31, 2003, the Company recognized a total of $21,040 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and $7,480 of compensation expense related to options granted to an employee in the prior fiscal year. See Note 10.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

	Years Ended October 31,
	2004	2003

Reported net loss	$(2,040,849)		$(2,437,036)
Stock-based employee compensation expense included in net loss, net of related tax effects	--		7,480
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(5,380)		(9,263)
Pro forma net loss	$(2,046,229)	$	(2,438,819)

Basic and diluted net loss per share:
As reported	$(0.15)		$(0.17)

Pro forma	$(0.15)		$(0.17)

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive. During the fiscal years ended October 31, 2004 and 2003, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of October 31, 2004, total potential dilutive securities included 2,709,166 shares of common stock subject to warrants and 248,200 shares of common stock subject to options. As of October 31, 2003, total potential dilutive securities included 2,880,000 shares of common stock subject to warrants and 13,200 shares of common stock subject to options.

Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (the “FASB”) concluded that the proposed SFAS 123R, which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company, as a small business issuer, will not have to adopt SFAS 123R until the fiscal year ending October 31, 2007. The Company does not expect SFAS 123R to have a material impact on its consolidated results of operations or financial condition.

In November of 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” (“ARB 43”), to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of SFAS 151 in the first quarter of 2006. The Company does not expect SFAS 151 to have a material impact on its consolidated results of operations or financial condition.

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

The FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), replacing APB Opinion No. 20, “Accounting Changes.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company does not expect SFAS 154 to have a material impact on its consolidated results of operations or financial condition.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 and has not yet determined the impact that the adoption of SFAS 157 will have on its consolidated results of operations or financial condition

6.	Medi-Hut International

Note Receivable - Related Party

On November 16, 2000, the Company entered into a joint venture agreement with COA International Ind., Inc. (“COA”), a corporation organized and existing under the laws of the Republic of Korea (“Korea”), to establish Medi-Hut International (Mfg.) Co., Ltd. (“Medi-Hut International”. This investment was written off as of October 31, 2002.

On September 18, 2003, the Company entered into a loan agreement with Medi-Hut International, its joint venture partner, to memorialize certain financial assistance that Medi-Hut had been providing to Medi-Hut International during the period from June 7, 2002 through February 28, 2003. In June 2002 and February 2003, the Company provided Medi-Hut International with $300,000 and $150,000, respectively, in working capital to fund the Medi-Hut International operations. Effective June 7, 2002, the Company and Medi-Hut International entered into a loan agreement (the “MHI Loan Agreement”) pursuant to which Medi-Hut International agreed to repay the principal plus accrued interest to the Company as follows: $75,000 on December 31, 2004; $125,000 on December 31, 2005, $125,000 on December 31, 2006 and $125,000 on or before December 31, 2007. Interest accrues at a rate of 4% per annum through December 31, 2004; 5% per annum for the period January 1, 2005 through December 31, 2005 and 6% per annum after January 1, 2006. As of the fiscal year ended October 31, 2004, the Company determined that the outstanding balance of the note receivable due from Medi-Hut International was not collectable due to the financial condition of Medi-Hut International and accordingly has written off the note receivable. As of October 31, 2003, the Company had reserved for the entire balance of principal ($450,000) and interest ($20,477) due to the financial condition of Medi-Hut International.

Return of Defective Inventory

On September 18, 2003, the Company entered into an agreement with Medi-Hut International to return to Medi-Hut International certain 3cc Elite Safety Syringes manufactured by Medi-Hut International that were determined to be defective. Pursuant to the agreement, the Company returned $220,855 of Elite Safety Syringes to Medi-Hut International. Medi-Hut International agreed to reimburse the Company $220,855 by granting the Company a 5% discount off of the purchase price for each future shipment of Elite Safety Syringe products until the obligation was repaid by Medi-Hut International. As of October 31, 2004 and 2003, none of the $220,855 had been reimbursed to the Company since the Company had not ordered any Elite Safety Syringes.

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

In March 2003, regular sales of Syntest ceased when Syntho refused, beginning in January 2003, to sell any additional product to the Company resulting in the commencement of litigation by the Company against Syntho and other parties on May 12, 2003. The Company’s initial investment of $2,500,000 was to be amortized over the five year life of the Syntest Agreement, commencing on October 14, 2002 which was the date of the first commercial sale of the product. On October 17, 2005, the Company sold its distribution and other rights and business with respect to Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The difference between the original purchase price of $2,500,000 and the amount received through the sale of the distribution rights to Breckenridge had been written off during the fiscal year ended October 31, 2002. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See Note 13.

8.	Income Taxes

Significant components of the Company’s deferred tax assets as of October 31, 2004 and 2003 are shown below. In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. At October 31, 2004 and 2003, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The change in the valuation allowance for fiscal 2004 was an increase of $597,795 attributable primarily to net operating losses.

	Years Ended October 31,
	2004	2003

Net operating loss	$3,001,252	$1,839,403
Write-down of impaired assets	2,106,569	2,106,569
Reserve on note receivable - related party	--	187,909
Accrual for class action lawsuit settlement	--	211,402
Other reserves	--	18,038
Depreciation and amortization	139,723	27,555
Consulting expense related to warrants	6,366	272,029
Other	36,379	29,589
Total gross deferred tax assets	5,290,289	4,692,494
Valuation allowance	(5,290,289)	(4,692,494)
Net deferred tax assets	$--	$--

As of October 31, 2004, the Company had federal and state operating losses of approximately $8,055,023 and $8,036,595, respectively, which will expire as follows:

Federal		State
Year Expiring	Amount	Year Expiring	Amount

2021	$980,973	2008	$966,906
2022	1,373,163	2009	1,373,163
2023	2,745,837	2010	2,745,837
2024	2,955,050	2011	2,950,689
	$8,055,023		$8,036,595

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

9.	Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are principals of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company as executive management. For the fiscal year ended October 31, 2004, the Company was billed $900,000 for consulting services rendered by Century Capital and the Company recorded $275,000 of consulting expense related to the annual bonuses due to Century Capital which consisted of $181,250 for the one year period commencing February 1, 2003 and ending January 31, 2004 and $93,750 for the one year period commencing February 1, 2004 and ending January 31, 2005. During the fiscal year ended October 31, 2004, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 700,000 shares of common stock. As of October 31, 2004, the Company owed Century Capital $246,620 for unpaid monthly fees, bonuses and expenses, of which $168,620 was paid by the Company subsequent to the fiscal year ended October 31, 2005.

For the fiscal year ended October 31, 2003, the Company was billed $688,500 for consulting services rendered by Century Capital and the Company recorded $93,750 of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2003 and ending January 31, 2004. During the fiscal year ended October 31, 2003, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 1,500,000 shares of common stock. See Note 10.

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the fiscal year ended October 31, 2004, the Company was billed $15,000 for rent pursuant to the Shared Services Agreement. As of the fiscal year ended October 31, 2004, the Company owed Century Capital $15,000 for rent, which amount remains outstanding.

The Company has a 44% stock ownership interest in Medi-Hut International, a Korean based joint venture company established to manufacture the Company’s Elite Safety Syringe. During November 2002 and January 2003, the Company purchased Elite Safety Syringes from Medi-Hut International for a total purchase price of $100,002. This amount was paid by the Company during November 2002 and February 2003. As of the fiscal years ended October 31, 2004 and 2003, there were no accounts payable to Medi-Hut International.

Joseph A. Sanpietro is the Company’s founder and former Chief Executive Officer and Chairman whose employment was terminated by the Company on March 21, 2003. On March 28, 2003, the Company entered into a consulting agreement with Mr. Sanpietro in order to facilitate the transition of certain product knowledge and relationships to the Company’s new management team. The agreement had no term and services rendered by Mr. Sanpietro were billed to the Company at an hourly rate. The Company ceased using Mr. Sanpietro’s services in May 2003. For the fiscal year ended October 31, 2003, the Company was billed $20,815 for consulting services rendered by Mr. Sanpietro, which amounts were paid in full by the Company as of October 31, 2003. There were no amounts owed by the Company to Mr. Sanpietro as of the fiscal years ended October 31, 2004 and 2003.

On April 30, 2003, Mr. Sanpietro, assigned to the Company certain intellectual property owned by Mr. Sanpietro related to the Company’s Elite Safety Syringe. In exchange for nominal consideration, Mr. Sanpietro assigned to the Company patent number 5,562,626 and patent application number 09/488807.

James G. Aaron, a member of the Company’s Board of Directors as of the fiscal year ended October 31, 2003, is a shareholder of the law firm of Ansell Zaro Grimm & Aaron, P.C., which provided legal services to Medi-Hut during the fiscal year ended October 31, 2003. For the fiscal year ended October 31, 2003, the Company was billed $16,920 for legal services rendered by Ansell, Zaro, Grimm & Aaron, PC, which amounts were paid in full by the Company as of October 31, 2003. There were no amounts owed by the Company to Ansell, Zaro, Grimm & Aaron, PC as of the fiscal years ended October 31, 2004 and 2003.

Lawrence P. Marasco, the Company’s former Vice President of Sales and Marketing whose employment was terminated by the Company on March 12, 2003, was the sole officer, director and shareholder of Larval Corporation (“Larval”), a privately held wholesaler of pharmaceutical products, until February 12, 2002, when he transferred his ownership in Larval to his sister-in-law. During fiscal year ended October 31, 2003, the Company purchased product with a total purchase price of $25,164 from Larval and sold product to Larval for a total sales price of $430,678. As of the fiscal years ended October 31, 2004 and 2003, there were no accounts payable to Larval by the Company and no accounts receivable by the Company from Larval.

10.	Stockholders’ Equity

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

As of October 31, 2004, the Company had available to issue 1,765,000 options under the Equity Incentive Plan.

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

Stock option transactions for employees during the fiscal years ended October 31, 2004 and 2003 were as follows:

	Option Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share

Balance, November 1, 2002	20,000	10,480	$6.75	$6.75
Options vested during the year	--	2,720	$6.75	$6.75
Exercised during the year	--	--	--	--
Expired/terminated during the year	(6,800)	--	$6.75	$6.75

Balance, October 31, 2003	13,200	13,200	$6.75	$6.75
Options vested during the year	235,000	78,752	$0.08	$0.08
Exercised during the year	--	--	--	--
Expired/terminated during the year	--	--	--	--

Balance, October 31, 2004	248,200	91,952	$0.08 & $6.75	$0.43

Information with respect to employee stock options outstanding and employee stock options exercisable at October 31, 2004 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.08	235,000	9.2	$0.08	78,752	$0.08
$6.75	13,200.1		$6.75	13,200	$6.75
	248,200	8.8	$0.43	91,952	$1.04

No stock options were issued to non-employees during the fiscal years ended October 31, 2004 and 2003.

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

For the fiscal years ended October 31, 2004 and 2003, the Company recorded $28,127 and $681,094, respectively, of consulting expense associated with warrant shares that vested pursuant to the warrant. As of October 31, 2004, 937,500 shares underlying the warrant had been purchased, 421,875 shares underlying the warrant are available for purchase and 140,625 shares underlying the warrant remain unvested and are not yet available for purchase.

Century Capital Warrant Dated May 14, 2004. On May 14, 2004, the Company issued Century Capital ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant available for purchase upon the achievement of specific milestones as follows: 100,000 shares became available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares became available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares became available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg and Koenig accounting firms; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho litigation; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act of 1933, as amended; and 100,000 shares shall be available for purchase upon the acquisition by the Company of a product or line of business.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.79%; volatility of 50.47%; and an expected life of 10 years. The warrant had a fair value of approximately $44,211 on the date of issuance. For the fiscal year ended October 31, 2004, the Company recorded $12,632 of amortization expense associated with warrant shares that had vested pursuant to the warrant. As of October 31, 2004, 200,000 shares underlying the warrant are available for purchase and 500,000 shares underlying the warrant remain unvested and are not yet available for purchase.

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

For the fiscal years ended October 31, 2004 and 2003, the Company recorded $63,226 and $21,040, respectively, of amortization expense associated with warrant shares that had vested pursuant to the warrants. As of October 31, 2004, an aggregate of 466,662 shares underlying the warrants are available for purchase and an aggregate of 133,334 shares underlying the warrants had been cancelled and an aggregate of 200,004 shares underlying the warrant remain unvested and are not yet available for purchase.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.92%; volatility of 50.47%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance. For the fiscal year ended October 31, 2004, the Company recorded $15,057 of amortization expense associated with warrant shares that had vested pursuant to the warrants. As of October 31, 2004, an aggregate of 466,662 shares underlying the warrants are available for purchase and an aggregate of 133,334 shares underlying the warrants had been cancelled and an aggregate of 200,004 shares underlying the warrant remain unvested and are not yet available for purchase.

Stock warrant transactions during the fiscal year ended October 31, 2004 and 2003 were as follows (see Note 13):

	Warrant Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share

Balance, November 1, 2002	580,000	580,000	$2.45 - $6.75	$5.73
Warrants vested during the year	2,300,000	1,063,539	$0.18 - $0.26	$0.13
Exercised during the year	--	--	--	--
Expired/terminated during the year	--	--	--	--

Balance, October 31, 2003	2,880,000	1,643,539	$0.02 - $6.75	$1.26
Warrants vested during the year	1,300,000	1,162,298	$0.04	$0.04
Exercised during the year	(937,500)	(937,500)	$0.08	$0.08
Expired/terminated during the year	(533,334)	(400,000)	$0.26 & $6.75	$5.13

Balance, October 31, 2004	2,709,166	1,468,337	$0.02 - $4.50	$0.32

Information with respect to warrants outstanding and warrants exercisable at October 31, 2004 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.02 - $0.26	2,529,166	6.5	$0.09	1,288,337	$0.12
$2.45 & $4.50	180,000	2.0	$3.48	180,000	$3.48
	2,709,166	6.2	$0.32	1,468,337	$0.51

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

On May 26, 2004, the Company issued 861,990 shares of common stock pursuant to the settlement agreement entered into on August 18, 2003 related to the consolidated class action lawsuit commenced against the Company during the fiscal year ended October 31, 2002. The shares of common stock were issued to the members of the class and the attorneys representing the class. The Company did not receive any proceeds from this issuance of common stock. See Note 4.

Treasury Stock and Retirement of Common Stock

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

On February 26, 2004, the Company retired 554,800 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Vincent J. Sanpietro on February 4, 2004. See Note 4.

On April 14, 2004, the Company retired 3,179,200 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Joseph A. Sanpietro. See Note 4.

On June 10, 2004, the Company retired 125,000 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Robert S. Russo on May 14, 2004. See Note 4.

On October 5, 2004, the Company retired 405,000 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Lawrence P. Marasco on September 16, 2004. See Note 4.

11.	Note Payable

On February 2, 2004, the Company entered into a finance agreement with Amgro, Inc. (“Amgro”). Pursuant to the terms of the agreement, Amgro loaned the Company the principal amount of $84,000, which amount would accrue interest at a rate of 7.25% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The agreement required the Company to make nine monthly payments of $9,618, including interest, with the first payment due upon the execution of the agreement. As of October 31, 2004, there was no outstanding principal balance related to this finance agreement.

12.	Commitments

Consulting Agreement with Century Capital

The Company entered into a Consulting Services Agreement with Century Capital, effective as of February 1, 2003, in order to engage Century Capital to provide (1) general corporate and business advisory services, (2) strategic business advisory services, and (3) financial advisory services to the Company. The Consulting Services Agreement was approved by the Board. The initial term of the Consulting Services Agreement was two years, which ended on January 31, 2005. All fees related to the Consulting Services Agreement were expensed by the Company during the period of the agreement. See Note 13 - Amended and Restated Agreement Dated February 1, 2005.

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

During the initial term of the Consulting Services Agreement, Century Capital received a monthly consulting fee in the amount of $75,000 and was reimbursed for all reasonable and customary business expenses. The Company also issued Century Capital a ten year warrant to purchase 1,500,000 shares of the Company’s common stock (see Notes 10 and 13). In addition, for each one year period commencing on February 1 and ending on January 31 during the term of the Consulting Services Agreement, Century Capital was entitled to be paid a minimum annual cash bonus in an amount not less than $125,000. Century Capital was eligible to earn an annual bonus in excess of $125,000 at the discretion of the Board. As of October 31, 2004 and 2003, the Company accrued $143,750 and $93,750, respectively, related to the minimum annual bonuses due to Century Capital pursuant to the original Consulting Services Agreement.

On May 14, 2004, in lieu of the minimum annual cash bonus due Century Capital for the period that began on February 1, 2003 and ended on January 31, 2004, Century Capital agreed to accept the following: (1) $50,000 cash payment to be made on September 1, 2004; (2) 1,875,000 shares of the Company’s common stock (fair market value on the date of issuance was $150,000 based on the closing price of the Company’s common stock on that date) and (3) the forgiveness of $75,000 (representing the exercise price) due to the Company from Century Capital related to the purchase by Century Capital of 937,500 shares of the Company’s common stock underlying the warrant issued to it on February 1, 2003 (see Note 13 - Warrants to Purchase Common Stock).

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

Operating Leases

In July 2002, the Company leased an office facility from Monmouth/Atlantic Realty Associates, L.L.C. under a non-cancelable operating lease that commenced on November 24, 2002 and was due to expire on November 24, 2007, with an option to renew for an additional five year term. The Company moved its corporate headquarters to this facility located in Wall Township, New Jersey in December 2003. On May 6, 2004, in connection with the relocation of its principal offices, the Company and Monmouth/Atlantic Realty Associates, L.L.C. reached an agreement to terminate the remaining term of the existing lease (44 months resulting in a lease obligation of approximately $454,000 plus an additional $154,000 for common area charges) for a one-time payment by the Company of $100,000 plus the forfeiture of the $33,388 security deposit.

Annual future minimum lease obligations for property and equipment leased by the Company, as of October 31, 2004, are as follows:

Fiscal Year Ended October 31,
2005	$4,296
2006 and thereafter	749
Total Minimum Lease Payments	$5,045

Other Commitments

On November 1, 2001, the Company entered into an employment agreement with its former Chief Financial Officer, Laurence M. Simon. The term of the employment agreement was two years and two months. The employment agreement provided that Mr. Simon would receive an annual salary of $100,000. In addition, Medi-Hut granted stock options to Mr. Simon for the purchase of an aggregate of 20,000 shares of common stock at $6.75 per share. Options for 3,680 shares vested on December 31, 2001 and the remainder vested at a rate of 680 common shares each month through December 31, 2003. Of these options, 6,800 terminated upon the Company’s termination of Mr. Simon’s employment on March 21, 2003. The Company’s common stock had a fair value of $9.50 on the date the options were issued. Accordingly, pursuant to APB 25, the options had an intrinsic value of $55,000, which represents the difference between the fair market value of the Company’s stock on the date the options were issued and the exercise price of the options. The Company recorded the intrinsic value of the options as deferred compensation and amortized the deferred compensation pro rata in accordance with the vesting schedule of the options until Mr. Simon’s termination on March 21, 2003.

On December 14, 2001, the Company entered into an agreement with Bond-Brown Sales Design, LLC (“Bond-Brown”) to assist the Company in the identification and establishment of relationships with distributors for the Elite Safety Syringe. The agreement required the Company to pay Bond-Brown a minimum fee of $10,600 per month for a minimum of six months commencing on January 21, 2002. Thereafter, the agreement continued on a month-to- month basis and was terminated by the Company in August 2003. As of October 31, 2004 and 2003, there were no amounts owed by the Company pursuant to this agreement.

On July 1, 2002, the Company entered into a license agreement with Cuppy Medical Products, Inc. (“Cuppy”), which had a five year term. Pursuant to this license agreement, Cuppy granted Medi-Hut the exclusive, non-transferable license to manufacture, use, sell and distribute a patented safety engineered intravenous catheter system (the “Cuppy Catheter”) within the United States, United States Possessions, Canada and Mexico. The Company agreed to pay Cuppy an annual royalty of 6% of net sales of the Cuppy Catheter for a period of five years commencing July 1, 2002. In addition, upon execution of the license agreement, the Company paid $125,000 as an advance against future royalty payments, of which $85,000 was non-refundable and $40,000 was refundable in the event the Cuppy Catheter did not receive 510(k) premarket notification clearance from the United States Food and Drug Administration (the “FDA”). Further, the Company agreed to make annual non-refundable payments as advances against future royalties as follows: $25,000 on July 1, 2003, $40,000 on July 1, 2004, $65,000 on July 1, 2005 and $85,000 on July 1, 2006. The license agreement also provided that, upon the notification of receipt of 510(k) premarket notification clearance from the FDA, the Company would grant and issue to Cuppy restricted shares of the Company’s common stock with a total fair market value of $125,000 and afford the holder of the restricted shares with certain registration rights. On November 7, 2003, Cuppy terminated the license agreement with the Company due to the Company’s failure to make the $25,000 license payment that was due on July 1, 2003. The Company does not believe it has any further payment or other obligations under the terminated license agreement nor does it believe it will receive any refunds thereunder. As of October 31, 2004 and 2003, the Company had not accrued for any further payments due under this license agreement.

On March 25, 2002, the Company and Making Distribution Intelligent, LLC (“MDI”) entered into a logistics services agreement pursuant to which MDI was engaged to warehouse the Company’s hormone replacement therapy drug, Syntest, ship the product pursuant to the Company’s instructions, bill the Company’s customers and provide customer service. The agreement, which commenced on March 25, 2002 and was amended on June 17, 2002, required the Company to pay MDI a one-time fee of $15,000, a base monthly fee of $12,250 and a series of variable fees based on a per unit/case/pallet basis for receiving product, storing product, shipping product, invoicing customers and accepting returns. On August 29, 2003, the Company and MDI entered into a termination and mutual release agreement in which the parties agreed to terminate the remaining term of the March 25, 2002 logistics services agreement (21 months resulting in an obligation of $257,250) for a one-time payment of $50,000. The parties also agreed to a mutual release of all potential claims against each other. As of October 31, 2004 and 2003, there were no amounts owed by the Company pursuant to this agreement.

13.	Subsequent Events

Consulting Agreements with Century Capital

Original Agreement Dated February 1, 2003. On November 1, 2004, Century Capital exercised warrants to purchase 621,876 shares of the Company’s common stock (421,876 shares pursuant to the warrant dated February 1, 2003 and 200,000 shares pursuant to the warrant dated May 14, 2004). The $16,438 due to the Company from Century Capital related to these warrant exercises were offset against deferred monthly consulting fees due to Century Capital. See Note 13 - Warrants to Purchase Common Stock.

On February 25, 2005, Century Capital agreed to accept 500,000 shares of the Company’s common stock as payment of the $50,000 due to Century Capital on September 1, 2004 (fair market value on the date of issuance was $15,000 based on the closing price of the Company’s common stock on that date). In addition, on February 25, 2005, Century Capital agreed to forgive $60,000 of the monthly deferred consulting fees in exchange for 600,000 shares of the Company’s common stock (fair market value on the date of issuance was $18,000 based on the closing price of the Company’s common stock on that date).

On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock pursuant to the warrant dated February 1, 2003. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against deferred monthly consulting fees due to Century Capital. See Warrants to Purchase Common Stock.

On August 25, 2005, the Company issued 1,000,000 shares of the Company’s common stock to Century Capital as payment of $50,000 of the deferred monthly consulting fees (fair market value of the common stock on the date of issuance was $40,000). See Amended and Restated Agreement dated February 1, 2005.

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

The initial term of the amended and restated Consulting Services Agreement is one year, ending on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement shall continue until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days written notice. As of November 30, 2006, neither the Company nor Century Capital has provided notice of termination. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also entitled to receive an annual bonus in an amount not less than $125,000 upon the successful completion of to be determined objectives which are established by the independent members of the Board and Century Capital.

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

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant dated February 25, 2005 to purchase 500,000 shares of the Company’s common stock at a purchase price of $.03 per share. The warrant had a fair value of $10,674 on the date of issuance. See Warrants to Purchase Common Stock.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock pursuant to the warrant dated February 25, 2005. On both May 20, 2005 and August 25, 2005, Century Capital exercised its right to purchase 62,500 shares of the Company’s common stock (125,000 shares in total) pursuant to the warrant dated February 25, 2005. The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. See Warrants to Purchase Common Stock.

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. The Underlying Purchase Price adjusted to $.02 per share as of November 1, 2004 when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $.02 per share. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. As of February 28, 2005, all 1,500,000 shares underlying the warrant had been purchased.

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

On November 13, 2006, Century Capital exercised its right to purchase 300,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on November 24, 2005, the date the Company filed its annual report on Form 10-KSB for the fiscal year ended October 31, 2002. In addition, 100,000 shares became eligible for purchase on May 27, 2006, the date the Company filed its quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003 and the other 100,000 shares became available for purchase on November 10, 2006, the date the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS. The $12,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

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

On November 13, 2006, Century Capital exercised its right to purchase 125,000 shares of the Company’s common stock underlying the warrant. The $3,750 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

Director Warrants Dated May 14, 2004. On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrant. The Company received gross proceeds of $2,664 from the issuance of these shares.

Director Warrants Dated February 25, 2005. On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.03 per share until February 25, 2010. The shares of common stock underlying each warrant vest equally on and after the date of issue (100,000 shares) and on and after the first anniversary date (100,000 shares). The warrants had an aggregate fair value of approximately $6,378 at the date of issuance. On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant. The Company received $3,000 in connection with the issuance of these shares.

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

Litigation Against Certain Former Officers and Directors and Others. On November 29, 2004, the Company entered into a settlement agreement and release with Laurence M. Simon. In exchange for the return of 30,000 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to dismiss its claims against Mr. Simon. The Company subsequently retired the common stock returned.

On January 19, 2005, the Company entered into a settlement agreement and release in connection with its action against Kinray, Inc. and its officer, Santi Greco. As part of this settlement, Kinray, Inc. agreed to pay to the Company the sum of $300,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party.

In late 2005 and early 2006, defendants Syntho and Muhammed Malik made motions to dismiss Medi-Hut’s claims based on the entire controversy doctrine and the principle of comity. These motions were denied. In April 2006, Syntho and Muhammed Malik sought leave to appeal the denial of their motion to dismiss on the principle of comity. This motion was also been denied.

On April 6, 2006, the Company filed a second amended complaint in which it alleges that, among other things, it has suffered significant damages as a result of the Syntho Group’s breach of the distribution agreement between Syntho and Medi-Hut, pursuant to which Medi-Hut had exclusive rights to distribute Syntest, and the Syntho Group’s related conduct.

On November 22, 2006, the Company entered into a settlement agreement and release with the Syntho Group and Intermax pursuant to which the Company, the Syntho Group and Intermax agreed to dismiss with prejudice the actions against each other which were pending in the Superior Court of New Jersey. See Litigation - Syntest Litigation.

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

Other Agreements and Events

Private Placement of Convertible Debentures. On May 26, 2005, the Company closed on a private placement of Debentures. The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 2 year term maturing on April 30, 2007 and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Debentures. Up to 50% of the aggregate principal amount of the Debentures are immediately convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at any time after May 1, 2006 at a conversion price of $0.20 per share. The market price of the Company’s common stock on the date of closing the transaction was $0.06 per share.

Private Placement of Common Stock. On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of common stock. The gross proceeds received in connection with this private placement were $200,000 ($0.05 per share). Richard S. Rimer, a private investor, purchased 3,000,000 shares of the Company’s common stock for $150,000. John A. Moore, a director of the Company, purchased 1,000,000 shares of the Company’s common stock for $50,000. The market price of the Company’s common stock on the date of closing the transaction was $0.04 per share.

Common Stock Issued as Payment for Consulting Services. On February 25, 2005, the Company issued 1,100,000 shares of common stock, fair market value of $33,000 or $0.03 per share on the date of issuance, to the principals of Century Capital as payment for monthly consulting fees of $60,000 and an annual bonus of $50,000 due and owing to Century Capital that had been deferred for payment.

On August 25, 2005, the Company issued 1,000,000 shares of common stock, fair market value of $40,000 or $0.04 per share on the date of issuance, to the principals of Century Capital as payment for monthly consulting fees of $50,000 due and owing to Century Capital that had been deferred for payment.

Acquisition of the HCMS. On November 10, 2006, the Company entered into a technology license agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”). The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The term of the License Agreement commenced on November 10, 2006, the date of the License Agreement, and ends on the later of (i) the expiration date of the last to expire patent right related to the HCMS or (ii) ten years from the sale of the first HCMS product.

Under the License Agreement, the Company is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, the Company is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS. The Company is also obligated to make milestone payments to the Licensor as follows: (i) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (ii) first submission of the HCMS for regulatory approval in any country - $100,000; and (iii) first notice of regulatory approval to market the HCMS in any country - $150,000. Further, the Company will reimburse the Licensor a total of $264,300 for patent costs incurred prior to the execution of the License Agreement as follows: $40,900 within five (5) days of the signing of the License Agreement; $80,000 on or before November 1, 2007 and $143,400 on or before November 1, 2008. The $40,900 payment has been made by the Company in accordance with the License Agreement.

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