Form 10QSB
period 2005-01-31
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended January 31, 2005

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

MEDI-HUT CO., INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	January 31, 2005	October 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$697,566	$693,939
Accounts receivable	5,099	5,369
Prepaid insurance	64,264	30,874
Income tax refund	32,000	38,246
Prepaid expenses and other	4,896	4,808

Total current assets	803,825	773,236

Other assets:
Distribution rights	1,000,000	1,000,000
Other	40,350	42,512

Total other assets	1,040,350	1,042,512

Total assets	$1,844,175	$1,815,748

Liabilities
Current liabilities:
Accounts payable	$147,761	$118,610
Accounts payable - related party	359,404	261,620
Accrued expenses	120,458	103,760
Note payable	46,834	—

Total current liabilities	674,457	483,990
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 14,393,866 and 13,801,990 shares issued and outstanding, respectively	14,394	13,802
Additional paid in capital	19,457,327	19,454,635
Deferred compensation	(56,053)	(91,054)
Accumulated deficit	(18,245,950)	(18,045,625)

Total stockholders' equity	1,169,718	1,331,758

Total liabilities and stockholders' equity	$1,844,175	$1,815,748
The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2005	2004

Net sales	$—		$223,752
Cost of sales	—		156,440
Gross profit	—		67,312

Operating expenses:
Selling and marketing	—		2,761
General and administrative	500,685		892,763

Total operating expenses	500,685		895,524

Loss from operations	(500,685)		(828,212)

Proceeds from settlement of litigation	300,000		—
Interest income	699		—
Interest expense	(339)		(194)

Net loss	$(200,325)		$(828,406)

Net loss per common share, basic and diluted	$(0.01)	$	(0.06)

Weighted average number of common shares outstanding, basic and diluted	14,402,996		14,366,500

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(200,325)	$(828,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,162	4,240
Amortization of deferred compensation	20,207	19,552
Consulting expense related to warrants	1,640	12,188
Changes in operating assets and liabilities:
Accounts receivable	270	(134,789)
Inventories	—	95,820
Prepaid insurance	(33,390)	99,393
Prepaid expenses and other	(88)	(58,072)
Income tax refund	6,246	—
Accounts payable	29,151	57,445
Accounts payable - related party	114,222	182,366
Accrued expenses	16,698	8,491
Deferred revenue	—	17,991

Net cash used in operating activities	(43,207)	(523,781)

Cash flows from financing activities:
Proceeds from note payable	52,520	—
Repayment of note payable	(5,686)	(5,264)

Net cash provided by (used in) financing activities	46,834	(5,264)

Increase (decrease) in cash and cash equivalents	3,627	(529,045)
Cash and cash equivalents - beginning of period	693,939	1,343,560

Cash and cash equivalents - end of period	$697,566	$814,515

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$339	$194

Noncash financing activity:
Issuance of common stock as payment of amounts due to related party	$16,438	$—
The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

The financial statements included herein have been prepared by Medi-Hut Co., Inc. (“Medi-Hut” or the “Company”) and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of October 31, 2004 and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2004, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Management believes the funds received in connection with the issuance of the convertible debentures on May 26, 2005 and the sale of common stock on August 25, 2005 and the proceeds received from the settlement agreements with: (1) Breckenridge Pharmaceutical Inc. (“Breckenridge”); (2) Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”); and (3) Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), together with funds currently available to the Company, will be sufficient to support planned operations through January 1, 2008 (see Notes 12 and 14). Management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

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

As of January 31, 2005 and as of October 31, 2004, Union County Orthopaedic Group accounted for 100% of accounts receivable, which amount was collected in full subsequent to the end of each respective period.

For the three months ended January 31, 2005, the Company had no sales as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004. For the three months ended January 31, 2004, Rugby Laboratories, Inc. and University Radiology Group PC accounted for approximately 67% and 12%, respectively, of net sales.

As of January 31, 2005 and October 31, 2004, the Company had no suppliers with balances greater than 10% of accounts payable. For the three months ended January 31, 2005, the Company did not purchase any product as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004. For the three months ended January 31, 2004, Triad Group, Inc. and Medical Products, Inc. accounted for approximately 67% and 10%, respectively, of total purchases.

5.	Accounts Receivable

As of January 31, 2005 and October 31, 2004, the accounts receivable reserves for doubtful accounts and the reserve for sales returns and allowances on product sales were $0.

6.	Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. For the three months ended January 31, 2005, the Company was billed $225,000 for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the three months ended January 31, 2005, the Company accrued $181,250 related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. As of January 31, 2005, the Company owed Century Capital $336,904 for unpaid monthly fees, bonuses and expenses, of which $193,154 was paid by the Company subsequent to the quarter ended January 31, 2005.

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

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the three months ended January 31, 2005, the Company was billed $7,500 for rent. As of January 31, 2005, the Company owed Century Capital $22,500 pursuant to the Shared Services Agreement, which amounts remain outstanding. As of October 31, 2004, the Company owed Century Capital $15,000 pursuant to the Shared Services Agreement.

7.	Note Payable

On December 23, 2004, the Company entered into a finance agreement with Amgro, Inc. (“Amgro”). Pursuant to the terms of this agreement, Amgro loaned the Company the principal amount of $52,520, which amount would accrue interest at a rate of 7.75% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The agreement required the Company to make nine monthly payments of $6,026, including interest, with the first payment due upon the execution of the agreement. As of January 31, 2005, the outstanding principal balance related to this finance agreement was $46,834.

8.	Stock-Based Compensation

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

During the three months ended January 31, 2005, the Company granted 35,000 options to employees. No stock-based compensation was reflected in the net loss for the three months ended January 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three months ended January 31, 2005, the Company recognized a total of $1,640 of consulting expense related to the warrant issued to Century Capital on February 1, 2003 and a total of $20,207 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and May 14, 2004. See Note 11.

During the three months ended January 31, 2004, the Company granted 185,000 options to employees. No stock-based compensation was reflected in the net loss for the three months ended January 31, 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three months ended January 31, 2004, the Company recognized a total of $12,188 of consulting expense related to the warrant issued to Century Capital on February 1, 2003. During the three months ended January 31, 2004, the Company recognized a total of $19,552 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003. See Note 11.

The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards:

	Three Months Ended January 31,
	2005	2004

Reported net loss	$(200,325)	$(828,406)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,846)	(376)
Pro forma net loss	$(202,171)	$(828,782)
Basic and diluted net loss per share:
As reported	$(0.01)	$(0.06)

Pro forma	$(0.01)	$(0.06)

9.	Net Loss Per Common Share

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

During the three months ended January 31, 2005, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of January 31, 2005, total potential dilutive securities included 1,887,222 shares of common stock subject to warrants and 270,000 shares of common stock subject to options.

During the three months ended January 31, 2004, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of January 31, 2004, total potential dilutive securities included 2,880,000 shares of common stock subject to warrants and 198,200 shares of common stock subject to options.

10.	Income Taxes

The Company has approximately $8,055,023 and $8,036,595 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2004 and are available to offset future taxable income in fiscal years 2005 through 2024. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $8,427 during the three months ended January 31, 2005, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of January 31, 2005 and October 31, 2004 are as follows:

	January 31,	October 31,
	2005	2004

Net operating loss	$3,091,508	$3,001,252
Write-down of impaired assets	2,106,569	2,106,569
Depreciation and amortization	68,681	139,723
Consulting expense related to warrants	655	6,366
Other	31,303	36,379
Total gross deferred tax assets	5,298,716	5,290,289
Valuation allowance	(5,298,716)	(5,290,289)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

11.	Stockholders’ Equity

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. On February 1, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrant shares vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three months ended January 31, 2005 and 2004, the Company recorded $1,640 and $12,188, respectively, of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

As a result of the application of the pricing adjustment, the Underlying Purchase Price adjusted to $.02 per share as of November 1, 2004 when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vested equally on and after the date of issue (66,666 shares), on and after the first anniversary date (66,666 shares) and on and after the second anniversary date (66,668 shares). The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64%; and an expected life of 5 years. The warrants had a fair value of approximately $155,138 at the date of issuance which the Company recorded as deferred compensation to be amortized over the vesting period of the warrants. During the three months ended January 31, 2005 and 2004, the Company recorded $13,017 and $19,552, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants.

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.79%; volatility of 50.47%; and an expected life of 10 years. The warrant had a fair value of approximately $44,211 on the date of issuance. During the three months ended January 31, 2005, the Company did not record any amortization expense associated with the warrant shares since no additional warrant shares had vested pursuant to the warrant.

On November 1, 2004, Century Capital exercised its right to purchase 200,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on May 14, 2004, the issuance date of the warrant, and the other 100,000 shares became available for purchase during the fiscal year ended October 31, 2004 as a result of the Company’s receipt of $500,000 of cumulative proceeds from the litigation against certain former officers, directors and others that was commenced on December 4, 2003. The $8,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.92%; volatility of 50.47%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance. During the three months ended January 31, 2005, the Company recorded $7,190 of amortization expense associated with warrant shares that had vested pursuant to the warrants.

Retirement of Common Stock

On November 29, 2004, the Company retired 30,000 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Laurence M. Simon. See Note 12.

12.	Government Proceedings and Litigation

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

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending in the United States District Court for the District of Kentucky and the actions against each other which were pending in the United States District Court for the Eastern District of New York. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest. See Note 14.

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

On January 19, 2005, the Company entered into a settlement agreement and release in connection with its action against Kinray, Inc. and its officer, Santi Greco. As part of this settlement, Kinray, Inc. agreed to pay to the Company the sum of $300,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party. The Company recorded other income of $300,000. See Note 14.

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

On May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for mutual releases among other things, the Company agreed to discharge its claims against Koenig. See Note 14.

Lexington Insurance Lawsuit

On April 14, 2004, a complaint was served on the Company by National Union Fire Insurance Co. (“National Union”) in the United States District Court for the District of New Jersey. On January 19, 2005, the complaint was amended by National Union in order to properly state the name of the plaintiff as Lexington Insurance Company (“Lexington”). In this action, Lexington alleged that the Company owed it $235,000, representing unpaid insurance premiums. See Note 14.

Loures Lawsuit

On December 28, 2004, an action was commenced against the Company, its former officers and certain of its former directors, by James J. Loures, Jr. and Christine Loures in the Superior Court of New Jersey. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiff’s loss of approximately $120,000. The plaintiffs allegations are the same as those raised in the class action lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuits. See Note 14.

13.	Recent Accounting Pronouncements

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

14.	Subsequent Events

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

The critical accounting estimates that the Company believes affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis or Plan of Operation and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2004. There have been no material changes to the critical accounting policies.

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

For the three months ended January 31, 2005 and 2004, net sales were $0 and $223,752, respectively. During these periods, net sales by product category were as follows:

	Three Months Ended January 31,
	2005	2004

Condoms	$—	$147,586
Disposable Medical Products	—	76,166
	$—	$223,752

For the three months ended January 31, 2005, net sales decreased 100% compared to the three months ended January 31, 2004. This decrease was as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base.

During the three months ended January 31, 2004, sales of condoms represented approximately 66% of net sales and sales of disposable medical products represented approximately 34% of net sales.

Cost of Sales. During the three months ended January 31, 2005, the Company did not incur any cost of sales since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. During the three months ended January 31, 2004, the cost of sales was approximately 70% of net sales.

Selling and Marketing. During the three months ended January 31, 2005, the Company did not incur any selling and marketing costs since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. For the three months ended January 31, 2004, selling and marketing expenses were $2,761 or approximately 1% of net sales.

General and Administrative. For the three months ended January 31, 2005, general and administrative expenses were $500,685, as compared to $892,763 for the three months ended January 31, 2004. The $392,078, or 44%, decrease in general and administrative expenses for the three months ended January 31, 2005 was primarily due to a $77,368 decrease in the cost of director and officer liability insurance and product liability insurance, a $43,978 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $37,305 decrease in compensation and related benefits as a result of a reduction in personnel, a $178,285 decrease in the consulting expense primarily related to the bonus due to Century Capital pursuant to the Consulting Services Agreement for the period commencing February 1, 2004 and ending January 31, 2005, a $21,768 decrease in travel expenses and a $31,861 decrease in rent expense related to the Company’s relocation in May 2004 to a smaller office.

Other Income (Expenses). During the three months ended January 31, 2005, the Company recorded $300,000 of other income related to the settlement of litigation against Kinray Inc. During the three months ended January 31, 2004, the Company incurred interest expense of $339, as compared to $194 for the three months ended January 31, 2004.

Net Loss. For the three months ended January 31, 2005, the Company had a net loss of $200,325 or $0.01 per share (basic and diluted), as compared to a net loss of $828,406 or $0.06 per share (basic and diluted) for the three months ended January 31, 2004.

Liquidity and Capital Resources

Operating Activities. During the three months ended January 31, 2005, the Company utilized $43,207 of cash flow in operations. Cash for the three months ended January 31, 2005 was increased primarily due to an increase in accounts payable and related party accounts payable of $143,373, an increase in accrued expenses of $16,698, a decrease in income tax refund of $6,246 and amortization of deferred compensation of $20,207. The Company’s cash position during the three months ended January 31, 2005 was reduced primarily due to an increase in prepaid insurance of $33,390 and a net loss of $200,325. The increase in accounts payable and related party accounts payable was primarily due to consulting fees and expenses owed to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003.

Investment Activities. During the three months ended January 31, 2005, the Company did not utilize cash flow in investing activities nor was cash flow provided by investing activities.

Financing Activities. During the three months ended January 31, 2005, cash flow provided by financing activities amounted to $46,834, which consisted of $52,520 of proceeds received from a note payable offset by $5,686 of payments on the note payable.

Liquidity and Capital Resources. As of January 31, 2005, the Company had working capital of $129,368. At that date, cash and cash equivalents totaled $697,566.

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

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, which served as Medi-Hut’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, an accounting consultant engaged by the Company to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, the Company alleges that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs. The Company alleges in its complaint that as a result of such negligence and accounting malpractice, Rosenberg and Koenig failed to detect or simply ignored a scheme by certain of the Company’s former officers and directors to overstate the Company’s revenues and earnings through fraudulent accounting practices, which had a devastating impact on the Company. The Company also alleges in its complaint that, as a result of their negligence and accounting malpractice, Rosenberg and Koenig failed to uncover and/or disclose the materially false and misleading financial information contained in the periodic reports filed by the Company with the SEC and otherwise disseminated to the general public, investors and financial advisors and brokers.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 1, 2004, Century Capital purchased 421,876 shares of common stock that were available for purchase pursuant to the warrant to purchase 1,500,000 shares of common stock issued to Century Capital on February 1, 2003. As a result of the partial exercise of this warrant, 421,876 shares of common stock were issued to the principals of Century Capital. The aggregate purchase price of $8,438 due to the Company for the 421,876 shares of common stock was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On November 1, 2004, Century Capital purchased 200,000 shares of common stock that were available for purchase pursuant to the warrant to purchase 700,000 shares of common stock issued to Century Capital on May 14, 2004. As a result of the partial exercise of this warrant, 200,000 shares of common stock were issued to the principals of Century Capital. The aggregate purchase price of $8,000 due to the Company for the 200,000 shares of common stock was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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