Form 10QSB
period 2005-04-30
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

Commission file number 0-27119

MEDI-HUT CO., INC.
(Exact name of small business issuer as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

MEDI-HUT CO., INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	April 30, 2005	October 31, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$346,722	$693,939
Accounts receivable	—	5,369
Prepaid insurance	46,216	30,874
Income tax refund	32,000	38,246
Prepaid expenses and other	3,904	4,808

Total current assets	428,842	773,236

Other assets:
Distribution rights	1,000,000	1,000,000
Other	38,188	42,512

Total other assets	1,038,188	1,042,512

Total assets	$1,467,030	$1,815,748

Liabilities
Current liabilities:
Accounts payable	$138,570	$118,610
Accounts payable - related party	246,988	261,620
Accrued expenses	108,220	103,760
Note payable	29,553	—

Total current liabilities	523,331	483,990
Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 16,051,090 and 13,801,990 shares issued and outstanding, respectively	16,051	13,802
Additional paid in capital	19,521,697	19,454,635
Deferred compensation	(55,408)	(91,054)
Accumulated deficit	(18,538,641)	(18,045,625)

Total stockholders' equity	943,699	1,331,758

Total liabilities and stockholders' equity	$1,467,030	$1,815,748
The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Net sales	$—	$128,625	$—	$352,377
Cost of sales	—	82,241	—	238,681
Gross profit	—	46,384	—	113,696

Operating expenses:
Selling and marketing	—	1,609	—	4,370
General and administrative	291,895	789,659	792,580	1,682,422

Total operating expenses	291,895	791,268	792,580	1,686,792

Loss from operations	(291,895)	(744,884)	(792,580)	(1,573,096)

Proceeds from settlement of litigation	—	455,000	300,000	455,000
Interest income	—	4,065	699	4,065
Interest expense	(796)	(1,778)	(1,135)	(1,972)

Net loss	$(292,691)	$(287,597)	$(493,016)	$(1,116,003)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	15,604,198	13,876,671	14,993,643	14,125,645

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(493,016)	$(1,116,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,324	23,508
Amortization of deferred compensation	37,903	33,898
Consulting expense related to warrants	1,640	22,501
Compensation expense related to issuance of common stock	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	5,369	32,731
Inventories	—	26,678
Prepaid insurance	(15,342)	27,799
Note receivable	—	(30,000)
Prepaid expenses and other	904	1,284
Income tax refund	6,246	97,939
Security deposit	—	33,388
Accounts payable	19,960	166,114
Accounts payable - related party	45,118	212,325
Accrued expenses	4,460	80,493
Deferred revenue	—	(34,209)

Net cash used in operating activities	(382,434)	(416,554)

Cash flows from financing activities:
Proceeds from note payable	52,520	84,000
Repayment of note payable	(22,967)	(47,417)
Proceeds from exercise of warrants	5,664	—

Net cash provided by financing activities	35,217	36,583

Decrease in cash and cash equivalents	(347,217)	(379,971)
Cash and cash equivalents - beginning of period	693,939	1,343,560

Cash and cash equivalents - end of period	$346,722	$963,589

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,135	$1,972
Noncash financing activities:
Retirement of treasury stock	$—	$419,523
Issuance of common stock as payment of amounts due to related party	$59,749	$—

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

As of April 30, 2005, the Company did not have any accounts receivable. As of April 30, 2004, Rugby Laboratories, Inc. (“Rugby”) and Union County Orthopaedic Group accounted for approximately 77% and 19%, respectively, of accounts receivable. Subsequent to April 30, 2004, all accounts receivable had been collected in full.

For the three and six months ended April 30, 2005, the Company had no sales as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004. For the three and six months ended April 30, 2004, Rugby accounted for approximately 89% and 75%, respectively, of net sales.

As of April 30, 2005 and October 31, 2004, the Company had no suppliers with balances greater than 10% of accounts payable. For the three and six months ended April 30, 2005, the Company did not purchase any product as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004. For the three months ended April 30, 2004, Calatex Inc. (“Calatex”) and Triad Group, Inc. (“Triad”) accounted for approximately 72% and 21%, respectively, of total purchases. For the six months ended April 30, 2004, Calatex and Triad accounted for approximately 50% and 35%, respectively, of total purchases.

5.   Accounts Receivable

As of April 30, 2005 and October 31, 2004, the accounts receivable reserves for doubtful accounts and the reserve for sales returns and allowances on product sales were $0.

6.   Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. The Consulting Services Agreement was amended and restated as of February 1, 2005. For the three and six months ended April 30, 2005, the Company was billed $150,000 and $375,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the six months ended April 30, 2005, the Company accrued $31,250 related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. As of April 30, 2005, the Company owed Century Capital $216,988 for unpaid monthly fees, bonuses and expenses, of which $73,238 was paid by the Company subsequent to the quarter ended April 30, 2005.

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

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the three and six months ended April 30, 2005, the Company was billed $7,500 and $15,000, respectively, for rent. As of April 30, 2005, the Company owed Century Capital $30,000 pursuant to the Shared Services Agreement, which amounts remain outstanding. As of October 31, 2004, the Company owed Century Capital $15,000 pursuant to the Shared Services Agreement.

7.   Notes Payable

On December 23, 2004, the Company entered into a finance agreement with Amgro, Inc. (“Amgro”). Pursuant to the terms of this agreement, Amgro loaned the Company the principal amount of $52,520, which amount would accrue interest at a rate of 7.75% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The agreement required the Company to make nine monthly payments of $6,026, including interest, with the first payment due upon the execution of the agreement. As of April 30, 2005, the outstanding principal balance related to this finance agreement was $29,553.

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

During the three months ended April 30, 2005, the Company did not grant any options to employees. During the six months ended April 30, 2005, the Company granted 35,000 options to employees. No stock-based compensation is reflected in the net loss for the six months ended April 30, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and six months ended April 30, 2005, the Company recognized a total of $1,901 and $3,541, respectively, of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003 and February 25, 2005. During the three and six months ended April 30, 2005, the Company recognized a total of $15,796 and $36,003, respectively, of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003, May 14, 2004 and February 25, 2005. See Note 11.

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

The following table illustrates the effect on net (loss) income and net (loss) income per share if the fair value based method had been applied to all awards:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Reported net loss	$(292,691)	$(287,597)	$(493,016)	$(1,116,003)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,819)	(858)	(3,665)	(1,234)
Pro forma net loss	$(294,510)	$(288,455)	$(496,681)	$(1,117,237)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.02)	$(0.03)	$(0.08)

Pro forma	$(0.02)	$(0.02)	$(0.03)	$(0.08)

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

During the three and six months ended April 30, 2005, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of April 30, 2005, total potential dilutive securities included 2,229,998 shares of common stock subject to warrants and 270,000 shares of common stock subject to options.

As of April 30, 2004, total potential dilutive securities included 2,746,666 shares of common stock subject to warrants and 198,200 shares of common stock subject to options. Of the potential dilutive securities, 1,500,000 shares of common stock subject to warrants and 185,000 shares of common stock subject to options were included in the weighted average number of shares outstanding for dilutive income per share for the three months ended April 30, 2004 since the exercise prices of these securities were less than the fair market value of the Company’s common stock. For the six months ended April 30, 2004, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same.

10.   Income Taxes

The Company has approximately $8,055,023 and $8,036,595 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2004 and are available to offset future taxable income in fiscal years 2005 through 2024. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $122,356 during the six months ended April 30, 2005, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of April 30, 2005 and October 31, 2004 are as follows:

	April 30,	October 31,
	2005	2004

Net operating loss	$3,202,412	$3,001,252
Write-down of impaired assets	2,106,569	2,106,569
Depreciation and amortization	72,361	139,723
Consulting expense related to warrants	—	6,366
Other	31,303	36,379
Total gross deferred tax assets	5,412,645	5,290,289
Valuation allowance	(5,412,645)	(5,290,289)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

11.   Stockholders’ Equity

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. On February 1, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrant shares vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three and six months ended April 30, 2005, the Company recorded $0 and $1,640, respectively, of consulting expense associated with the warrant shares that had vested pursuant to the warrant. During the three and six months ended April 30, 2004, the Company recorded $10,313 and $22,501, respectively, of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

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

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vested equally on and after the date of issue (66,666 shares), on and after the first anniversary date (66,666 shares) and on and after the second anniversary date (66,668 shares). The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64%; and an expected life of 5 years. The warrants had a fair value of approximately $155,138 at the date of issuance which the Company recorded as deferred compensation to be amortized over the vesting period of the warrants. During the three and six months ended April 30, 2005, the Company recorded $9,455 and $22,472, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. During the three and six months ended April 30, 2004, the Company recorded $14,346 and $33,898, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants.

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.79%; volatility of 50.47%; and an expected life of 10 years. The warrant had a fair value of approximately $44,211 on the date of issuance. During the three and six months ended April 30, 2005, the Company did not record any amortization expense associated with the warrant shares since no additional warrant shares had vested pursuant to the warrant.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.92%; volatility of 50.47%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance. During the three and six months ended April 30, 2005, the Company recorded $5,223 and $12,413, respectively, of amortization expense associated with warrant shares that had vested pursuant to the warrants.

On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrants. The Company received gross proceeds of $2,664 related to the issuance of these shares.

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.27%; volatility of 57.77%; and an expected life of one month for 250,000 shares underlying the warrant and an expected life of 2 years for 250,000 shares underlying the warrant. The warrant had a fair value of approximately $10,674 on the date of issuance. During the three and six months ended April 30, 2005, the Company recorded $1,901 of amortization expense associated with warrant shares that had vested pursuant to the warrants.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.91%; volatility of 57.77%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $6,378 at the date of issuance. During the three and six months ended April 30, 2005, the Company recorded $1,118 of amortization expense associated with warrant shares that had vested pursuant to the warrants.

On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrants. The Company received gross proceeds of $3,000 related to the issuance of these shares.

Issuances of Common Stock

On February 25, 2005, the Company issued 500,000 shares of common stock (fair market value of $0.03 per share or $15,000) to the principals of Century Capital in lieu of the $50,000 bonus deferred by Century Capital for the period commencing February 1, 2003 and ending January 31, 2004. In addition, on February 25, 2005, the Company issued 600,000 shares of common stock (fair market value of $0.03 per share or $18,000) to the principals of Century Capital in lieu of $60,000 of monthly consulting fees that had been deferred by Century Capital. The Company recorded a $77,000 reduction in consulting expense during the three months ended April 30, 2005 in order to account for the difference between the fair market value on the date of issuance of the common stock issued to Century Capital ($33,000) and the amount of accounts payable that was satisfied by the issuance of the common stock ($110,000). The Company did not receive any proceeds from either issuance.

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

Lexington Insurance Lawsuit. On September 28, 2005, the Company and Lexington entered into an agreement in which Lexington agreed to dismiss its complaint against the Company and both Lexington and the Company agreed to release each other from any and all claims which could have been asserted as a result of the Lexington lawsuit. On October 13, 2005, the Company, Universal and Mayer entered into an agreement in which the Company agreed to dismiss its third party complaint against Universal.

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

For the three and six months ended April 30, 2005, net sales were $0. For the three and six months ended April 30, 2004, net sales were $128,625 and $352,377, respectively. During these periods, net sales by product category were as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2005	2004	2005	2004

Condoms	$—	$83,571	$—	$231,157
Disposable Medical Products	—	45,054	—	121,220
	$—	$128,625	$—	$352,377

For the three and six months ended April 30, 2005, net sales decreased 100% compared to the three and six months ended April 30, 2004. This decrease was as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base.

During the three months ended April 30, 2004, sales of condoms represented approximately 65% of net sales and sales of disposable medical products represented approximately 35% of net sales. During the six months ended April 30, 2004, sales of condoms represented approximately 66% of net sales and sales of disposable medical products represented approximately 34% of net sales.

Cost of Sales. During the three and six months ended April 30, 2005, the Company did not incur any cost of sales since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. During the three and six months ended April 30, 2004, the cost of sales was approximately 64% and 68%, respectively, of net sales.

Selling and Marketing. During the three and six months ended April 30, 2005, the Company did not incur any selling and marketing costs since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. For the three and six months ended April 30, 2004, selling and marketing expenses were $1,609 and $4,370, respectively, or approximately 1% of net sales.

General and Administrative. For the three months ended April 30, 2005, general and administrative expenses were $291,895, as compared to $789,659 for the three months ended April 30, 2004. The $497,764, or 63%, decrease in general and administrative expenses for the three months ended April 30, 2005 was primarily due to a $28,030 decrease in the cost of director and officer liability insurance and product liability insurance, a $56,653 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $23,254 decrease in compensation and related benefits as a result of a reduction in personnel, a $201,863 decrease in the consulting expenses primarily related to the reduction in the monthly fee and minimum annual bonus paid to Century Capital commencing February 1, 2005, a $16,141 decrease in travel expenses and a $139,047 decrease in rent expense related to the Company’s relocation in May 2004 to a smaller office.

For the six months ended April 30, 2005, general and administrative expenses were $792,580, as compared to $1,682,422 for the six months ended April 30, 2004. The $889,842, or 53%, decrease in general and administrative expenses for the six months ended April 30, 2005 was primarily due to a $105,399 decrease in the cost of director and officer liability insurance and product liability insurance, a $100,630 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $60,559 decrease in compensation and related benefits as a result of a reduction in personnel, a $380,148 decrease in consulting expenses primarily related to reduction in the monthly fee and minimum annual bonus paid to Century Capital commencing February 1, 2005, a $37,908 decrease in travel expenses and a $170,908 decrease in rent expense related to the Company’s relocation in May 2004 to a smaller office.

Other Income (Expenses). During the three months ended April 30, 2005, the Company did not record any other income as compared to recording $455,000 for the three months ended April 30, 2004 which was related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro and the Schrader Group. During the three months ended April 30, 2005, the Company incurred interest expense of $796, as compared to $1,778 for the three months ended April 30, 2004. During the three months ended April 30, 2005, interest income decreased $4,065 as compared to the three months ended April 30, 2004.

During the six months ended April 30, 2005, the Company recorded $300,000 of other income related to the settlement of litigation with Kinray, Inc. as compared to $455,000 for the six months ended April 30, 2004 which was related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro and the Schrader Group. During the six months ended April 30, 2005, the Company incurred interest expense of $1,135, as compared to $1,972 for the six months ended April 30, 2004. During the six months ended April 30, 2005, interest income decreased $3,366 as compared to the six months ended April 30, 2004.

Net Loss. For the three months ended April 30, 2005, the Company had a net loss of $292,691 or $0.02 per share (basic and diluted), as compared to a net loss of $287,597 or $0.02 per share (basic and diluted) for the three months ended April 30, 2004. For the six months ended April 30, 2005, the Company had a net loss of $493,016 or $0.03 per share (basic and diluted), as compared to a net loss of $1,116,003 or $0.08 per share (basic and diluted) for the six months ended April 30, 2004.

Liquidity and Capital Resources

Operating Activities. During the six months ended April 30, 2005, the Company utilized $382,434 of cash flow in operations. Cash for the six months ended April 30, 2005 was increased primarily due to an increase in accounts payable and related party accounts payable of $65,078, an increase in accrued expenses of $4,460, a decrease in accounts receivable of $5,369, a decrease in income tax refund of $6,246 and amortization of deferred compensation of $37,903. The Company’s cash position during the six months ended April 30, 2005 was reduced primarily due to an increase in prepaid insurance of $15,342 and a net loss of $493,016. The increase in accounts payable and related party accounts payable was primarily due to consulting fees and expenses owed to Century Capital pursuant to the Consulting Services Agreement originally dated February 1, 2003 and amended and restated as of February 1, 2005.

Investment Activities. During the six months ended April 30, 2005, the Company did not utilize cash flow in investing activities nor was cash flow provided by investing activities.

Financing Activities. During the six months ended April 30, 2005, cash flow provided by financing activities amounted to $35,217 which consisted of $52,520 of proceeds received from a note payable, $22,967 of payments on the note payable and $5,664 of proceeds from the issuance of common stock pursuant to the exercise of warrants.

Liquidity and Capital Resources. As of April 30, 2005, the Company had a working capital deficiency of $94,489. At that date, cash and cash equivalents totaled $346,722.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 25, 2005, Century Capital purchased 140,624 shares of common stock that were available for purchase pursuant to the warrant to purchase 1,500,000 shares of common stock issued to Century Capital on February 1, 2003. As a result of the partial exercise of this warrant, 140,624 shares of common stock were issued to the principals of Century Capital. The aggregate purchase price of $2,812 due to the Company for the 140,624 shares of common stock was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 25, 2005, Century Capital purchased 250,000 shares of common stock that were available for purchase pursuant to the warrant to purchase 500,000 shares of common stock issued to Century Capital on February 25, 2005. As a result of the partial exercise of this warrant, 250,000 shares of common stock were issued to the principals of Century Capital. The aggregate purchase price of $7,500 due to the Company for the 250,000 shares of common stock was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

On February 25, 2005, John A. Moore, a current director of the Company, purchased 66,600 shares of common stock that were available for purchase pursuant to the warrant to purchase 200,000 shares of common stock issued to Mr. Moore on May 14, 2004. The Company received gross proceeds of $2,664. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On February 25, 2005, John A. Moore, a current director of the Company, purchased 100,000 shares of common stock that were available for purchase pursuant to the warrant to purchase 200,000 shares of common stock issued to Mr. Moore on February 25, 2005. The Company received gross proceeds of $3,000. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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