Form 10QSB
period 2005-07-31
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

MEDI-HUT CO., INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	July 31, 2005 (Unaudited)	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$430,041	$693,939
Accounts receivable	—	5,369
Prepaid insurance	31,985	30,874
Income tax refund	—	38,246
Prepaid expenses and other	459	4,808

Total current assets	462,485	773,236

Other assets:
Distribution rights	1,000,000	1,000,000
Other	36,026	42,512

Total other assets	1,036,026	1,042,512

Total assets	$1,498,511	$1,815,748

Liabilities
Current liabilities:
Accounts payable	$107,703	$118,610
Accounts payable - related party	304,888	261,620
Accrued expenses	119,739	103,760
Note payable	11,935	—

Total current liabilities	544,265	483,990

Long-term liabilities:
Convertible debentures	300,000	—

Commitments and contingencies
Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 16,213,590 and 13,801,990 shares issued and outstanding, respectively	16,214	13,802
Additional paid in capital	19,531,222	19,454,635
Deferred compensation	(41,315)	(91,054)
Accumulated deficit	(18,851,875)	(18,045,625)

Total stockholders' equity	654,246	1,331,758

Total liabilities and stockholders' equity	$1,498,511	$1,815,748

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Net sales	$—	$128,725	$—	$481,102
Cost of sales	—	90,992	—	329,673
Gross profit	—	37,733	—	151,429

Operating expenses:
Selling and marketing	—	—	—	4,370
General and administrative	306,726	536,331	1,099,306	2,218,753

Total operating expenses	306,726	536,331	1,099,306	2,223,123

Loss from operations	(306,726)	(498,598)	(1,099,306)	(2,071,694)

Proceeds from settlement of litigation	—	—	300,000	455,000
Interest income	—	—	699	4,065
Interest expense	(6,508)	(685)	(7,643)	(2,657)

Net loss	$(313,234)	$(499,283)	$(806,250)	$(1,615,286)

Net loss per common share, basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.12)

Weighted average number of common shares outstanding, basic and diluted	16,184,378	13,262,835	15,394,916	13,834,881

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(806,250)	$(1,615,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,486	26,839
Amortization of deferred compensation	51,996	61,834
Consulting expense related to warrants	4,453	27,189
Consulting expense related to issuance of common stock	—	150,000
Compensation expense related to issuance of common stock	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	5,369	70,485
Inventories	—	90,283
Prepaid insurance	(1,111)	74,103
Prepaid expenses and other	4,349	4,575
Income tax refund	38,246	228,054
Restricted cash	—	400,000
Security deposit	—	33,388
Accounts payable	(10,907)	(28,912)
Accounts payable - related party	104,893	125,529
Accrued expenses	15,979	23,546
Reserve for class action lawsuit settlement	—	(400,000)
Deferred revenue	—	(34,209)

Net cash used in operating activities	(586,497)	(757,582)

Cash flows from financing activities:
Proceeds from note payable	52,520	84,000
Repayment of note payable	(40,585)	(75,583)
Proceeds from stock subscription receivable	—	300,000
Proceeds from exercise of warrants	10,664	—
Proceeds from issuance of convertible debentures	300,000	—

Net cash provided by financing activities	322,599	308,417

Decrease in cash and cash equivalents	(263,898)	(449,165)
Cash and cash equivalents - beginning of period	693,939	1,343,560

Cash and cash equivalents - end of period	$430,041	$894,395

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,594	$2,657
Noncash financing activities:
Retirement of treasury stock	$—	$419,523
Issuance of common stock for class action settlement	$—	$129,299
Issuance of common stock as payment of amounts due to related party	$61,624	$75,000

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

Management believes the funds received in connection with the issuance of the convertible debentures on May 26, 2005 and the sale of common stock on August 25, 2005 and the proceeds received from the settlement agreements with: (1) Breckenridge Pharmaceutical Inc. (“Breckenridge”); (2) Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”); and (3) Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), together with funds currently available to the Company, will be sufficient to support planned operations through January 1, 2008 (see Notes 13 and 15). Management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

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

As of July 31, 2005, the Company did not have any accounts receivable. As of July 31, 2004, Union County Orthopaedic Group accounted for 100% of accounts receivable, which amount was collected in full subsequent to July 31, 2004.

For the three and nine months ended July 31, 2005, the Company had no sales as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004. For the three and nine months ended July 31, 2004, Rugby Laboratories, Inc. accounted for approximately 100% and 82%, respectively, of net sales.

As of July 31, 2005 and October 31, 2004, the Company had no suppliers with balances greater than 10% of accounts payable. For the three and nine months ended July 31, 2005, the Company did not purchase any product as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004. For the three months ended July 31, 2004, Triad Group, Inc. (“Triad”) accounted for approximately 100% of total purchases. For the nine months ended July 31, 2004, Calatex, Inc. and Triad accounted for approximately 46% and 39%, respectively, of total purchases.

5.  Accounts Receivable

As of July 31, 2005 and October 31, 2004, the accounts receivable reserves for doubtful accounts and the reserve for sales returns and allowances on product sales were $0.

6.  Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2003, the Company entered into a Consulting Services Agreement with Century Capital pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. The Consulting Services Agreement was amended and restated as of February 1, 2005. For the three and nine months ended July 31, 2005, the Company was billed $150,000 and $525,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the nine months ended July 31, 2005, the Company accrued $31,250 related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. As of July 31, 2005, the Company owed Century Capital $267,388 for unpaid monthly fees, bonuses and expenses, of which $123,638 was paid by the Company subsequent to the quarter ended July 31, 2005.

For the three and nine months ended July 31, 2004, the Company was billed $225,000 and $675,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the three months ended July 31, 2004, the Company accrued $31,250 related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. During the nine months ended July 31, 2004, the Company accrued $243,750 related to the annual bonuses due to Century Capital, pursuant to the Consulting Services Agreement, which consisted of $181,250 for the one year period commencing February 1, 2003 and ending January 31, 2004 and $62,500 for the one year period commencing February 1, 2004 and ending January 31, 2005.

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the three and nine months ended July 31, 2005, the Company was billed $7,500 and $22,500, respectively, for rent. As of July 31, 2005, the Company owed Century Capital $30,000 pursuant to the Shared Services Agreement, which amount remains outstanding. During the three and nine months ended July 31, 2004, the Company was billed $7,500 for rent. As of October 31, 2004, the Company owed Century Capital $15,000, pursuant to the Shared Services Agreement.

7.  Notes Payable

On December 23, 2004, the Company entered into a finance agreement with Amgro, Inc. (“Amgro”). Pursuant to the terms of this agreement, Amgro loaned the Company the principal amount of $52,520, which amount would accrue interest at a rate of 7.75% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The agreement required the Company to make nine monthly payments of $6,026, including interest, with the first payment due upon the execution of the agreement. As of July 31, 2005, the outstanding principal balance related to this finance agreement was $11,935.

8.  Convertible Debentures

On May 26, 2005, the Company closed on a private placement of convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. The Debentures have a two year term maturing on April 30, 2007, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Debentures. Up to 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.20 per share. The market price of the Company’s common stock on the date of closing the transaction was $0.06 per share.

9.  Stock-Based Compensation

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

During the three months ended July 31, 2005, the Company did not grant any options to employees. During the nine months ended July 31, 2005, the Company granted 35,000 options to employees. No stock-based compensation is reflected in the net loss for the nine months ended July 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and nine months ended July 31, 2005, the Company recognized a total of $2,690 and $6,231, respectively, of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003 and February 25, 2005. In addition, during the three and nine months ended July 31, 2005, the Company recognized a total of $2,813 of consulting expense related to the warrant issued to Dr. William Sear on May 11, 2005. Further, during the three and nine months ended July 31, 2005, the Company recognized a total of $11,403 and $47,406, respectively, of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003, May 14, 2004 and February 25, 2005. See Note 12.

During the three months ended July 31, 2004, the Company granted 50,000 options to purchase common stock to employees. During the nine months ended July 31, 2004, the Company granted 235,000 options to purchase common stock to employees. No stock-based compensation is reflected in the net loss for the three and nine months ended July 31, 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and nine months ended July 31, 2004, the Company recognized a total of $11,004 and $33,505, respectively, of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003 and May 14, 2004. In addition, during the three and nine months ended July 31, 2004, the Company recognized a total of $21,620 and $55,518, respectively, of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and May 14, 2004. See Note 12.

The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Reported net loss	$(313,234)	$(499,283)	$(806,250)	$(1,615,286)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(3,050)	(2,325)	(6,715)	(3,559)
Pro forma net loss	$(316,284)	$(501,608)	$(812,965)	$(1,618,845)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.04)	$(0.05)	$(0.12)

Pro forma	$(0.02)	$(0.04)	$(0.05)	$(0.12)

10.	Net Loss Per Common Share

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

During the three and nine months ended July 31, 2005, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of July 31, 2005, total potential dilutive securities included 2,167,498 shares of common stock subject to warrants and 270,000 shares of common stock subject to options.

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

11.	Income Taxes

The Company has approximately $8,055,023 and $8,036,595 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2004 and are available to offset future taxable income in fiscal years 2005 through 2024. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $246,827 during the nine months ended July 31, 2005, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of July 31, 2005 and October 31, 2004 are as follows:

	July 31,	October 31,
	2005	2004

Net operating loss	$3,323,309	$3,001,252
Write-down of impaired assets	2,106,569	2,106,569
Depreciation and amortization	75,935	139,723
Consulting expense related to warrants	—	6,366
Other	31,303	36,379
Total gross deferred tax assets	5,537,116	5,290,289
Valuation allowance	(5,537,116)	(5,290,289)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

12.	Stockholders’ Equity

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. On February 1, 2003, the Company issued a warrant to purchase 1,500,000 shares of common stock to Century Capital pursuant to the Consulting Services Agreement dated February 1, 2003. The warrant had a ten year term and was originally exercisable at $1.34 per share (“Underlying Purchase Price”) subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the existing Underlying Purchase Price. Based upon the underlying features of the warrant agreement, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company will record consulting expense as the warrant shares vest with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. During the three and nine months ended July 31, 2005, the Company recorded $0 and $1,640, respectively, of consulting expense associated with the warrant shares that had vested pursuant to the warrant. During the three and nine months ended July 31, 2004, the Company recorded $4,688 and $27,189, respectively, of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

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

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vested equally on and after the date of issue (66,666 shares), on and after the first anniversary date (66,666 shares) and on and after the second anniversary date (66,668 shares). The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64%; and an expected life of 5 years. The warrants had a fair value of approximately $155,138 at the date of issuance which the Company recorded as deferred compensation to be amortized over the vesting period of the warrants. During the three and nine months ended July 31, 2005, the Company recorded $9,032 and $31,504, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. During the three and nine months ended July 31, 2004, the Company recorded $14,664 and $48,562, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants.

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.79%; volatility of 50.47%; and an expected life of 10 years. The warrant had a fair value of approximately $44,211 on the date of issuance. During the three and nine months ended July 31, 2005, the Company did not record any amortization expense associated with the warrant shares since no additional warrant shares had vested pursuant to the warrant. During the three and nine months ended July 31, 2004, the Company recorded $6,316 of amortization expense associated with the warrant shares that had vested pursuant to the warrant.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.92%; volatility of 50.47%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance. During the three and nine months ended July 31, 2005, the Company recorded $764 and $13,177, respectively, of amortization expense associated with warrant shares that had vested pursuant to the warrants. During the three and nine months ended July 31, 2004, the Company recorded $6,956 of amortization expense associated with the warrant shares that had vested pursuant to the warrant.

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.27%; volatility of 57.77%; and an expected life of one month for 250,000 shares underlying the warrant and an expected life of 2 years for 250,000 shares underlying the warrant. The warrant had a fair value of approximately $10,674 on the date of issuance. During the three and nine months ended July 31, 2005, the Company recorded $2,690 and $4,591, respectively, of amortization expense associated with warrant shares that had vested pursuant to the warrants.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to deferred monthly consulting fees. On May 20, 2005, Century Capital exercised its right to purchase 62,500 shares of the Company’s common stock underlying the warrant. The $1,875 due to the Company from Century Capital as a result of this exercise was offset by the Company against deferred monthly consulting fees due to Century Capital.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.91%; volatility of 57.77%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $6,378 at the date of issuance. During the three and nine months ended July 31, 2005, the Company recorded $1,607 and $2,725, respectively, of amortization expense associated with warrant shares that had vested pursuant to the warrants.

On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrants. The Company received gross proceeds of $3,000 related to the issuance of these shares.

Consultant Warrant Dated May 11, 2005. On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear, a consultant to the Company, for consulting services rendered by Dr. Sear to the Company. The warrant had a five year term and was exercisable at $.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.93%; volatility of 62.59%; and an expected life of one month. The Company recorded $2,813 of consulting expense during the three and nine months ended July 31, 2005 based on the fair value of the warrant at the date of issuance.

On May 16, 2005, Dr. Sear exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant. The Company received gross proceeds of $5,000 related to the issuance of these shares.

Issuances of Common Stock

On February 25, 2005, the Company issued 500,000 shares of common stock (fair market value of $0.03 per share or $15,000) to the principals of Century Capital in lieu of the $50,000 bonus deferred by Century Capital for the period commencing February 1, 2003 and ending January 31, 2004. In addition, on February 25, 2005, the Company issued 600,000 shares of common stock (fair market value of $0.03 per share or $18,000) to the principals of Century Capital in lieu of $60,000 of monthly consulting fees that had been deferred by Century Capital. The Company recorded a $77,000 reduction in consulting expense during the nine months ended July 31, 2005 in order to account for the difference between the fair market value on the date of issuance of the common stock issued to Century Capital ($33,000) and the amount of accounts payable that was satisfied by the issuance of the common stock ($110,000). The Company did not receive any proceeds from either issuance.

Retirement of Common Stock

On November 29, 2004, the Company retired 30,000 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Laurence M. Simon. See Note 13.

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

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending in the United States District Court for the District of Kentucky and the actions against each other which were pending in the United States District Court for the Eastern District of New York. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest. See Note 15.

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

On November 29, 2004, the Company entered into a settlement agreement and release with Laurence M. Simon. In exchange for the return of 30,000 shares of the Company’s common stock and certain other non-monetary consideration, the Company agreed to dismiss its claims against Mr. Simon. The Company recorded other income of $900 which represented the fair market value of the shares of common stock ($0.03 per share) returned to the Company on the date the agreement was executed.

On January 19, 2005, the Company entered into a settlement agreement and release in connection with its action against Kinray, Inc. and its officer, Santi Greco. As part of this settlement, Kinray, Inc. agreed to pay to the Company the sum of $300,000. This settlement was entered into without any admission of liability or any inferences of wrongdoing by any settling party. The Company recorded other income of $300,000. See Note 15.

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

On May 14, 2004, the Company entered into a settlement and release agreement with Koenig. In exchange for mutual releases among other things, the Company agreed to discharge its claims against Koenig. See Note 15.

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

On March 10, 2005, the Company filed a third party complaint against Universal Business Insurance, Inc. (“Universal”) and Brett D. Mayer (“Mayer”) in the United States District Court for the District of New Jersey. Universal was the retail broker that advised the Company during the Company’s business dealings with Lexington and Mayer was the individual employed by Universal that dealt directly with the Company. In its complaint, the Company alleged that Universal and Mayer were negligent and breached their fiduciary duty to the Company in providing services related to the Company’s procurement of directors and officers insurance. See Note 15.

Loures Lawsuit

On December 28, 2004, an action was commenced against the Company, its former officers and certain of its former directors, by James J. Loures, Jr. and Christine Loures in the Superior Court of New Jersey. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiff’s loss of approximately $120,000. The plaintiffs allegations are the same as those raised in the class action lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuits. See Note 15.

14.	Recent Accounting Pronouncements

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

15.	Subsequent Events

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

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal years ended October 31, 2004 and currently does not have any recurring revenue from the sale of products. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

For the three and nine months ended July 31, 2005, net sales were $0. For the three and nine months ended July 31, 2004, net sales were $128,725 and $481,102, respectively. During these periods, net sales by product category were as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004

Condoms	$—	$105,236	$—	$336,393
Disposable Medical Products	—	23,489	—	144,709
	$—	$128,725	$—	$481,102

For the three and nine months ended July 31, 2005, net sales decreased 100% compared to the three and nine months ended July 31, 2004. This decrease was as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base.

During the three months ended July 31, 2004, sales of condoms represented approximately 82% of net sales and sales of disposable medical products represented approximately 18% of net sales. During the nine months ended July 31, 2004, sales of condoms represented approximately 70% of net sales and sales of disposable medical products represented approximately 30% of net sales.

Cost of Sales. During the three and nine months ended July 31, 2005, the Company did not incur any cost of sales since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. During the three and nine months ended July 31, 2004, the cost of sales was approximately 71% and 69%, respectively, of net sales.

Selling and Marketing. During the three and nine months ended July 31, 2005, the Company did not incur any selling and marketing costs since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. For the three and nine months ended July 31, 2004, selling and marketing expenses were $0 and $4,370, respectively.

General and Administrative. For the three months ended July 31, 2005, general and administrative expenses were $306,726, as compared to $536,331 for the three months ended July 31, 2004. The $229,605, or 43%, decrease in general and administrative expenses for the three months ended July 31, 2005 was primarily due to a $25,233 decrease in the cost of director and officer liability insurance and product liability insurance, a $31,175 decrease in legal expenses primarily related to a reduction in litigation costs, a $110,675 decrease in consulting expenses primarily related to the reduction in the monthly fee and minimum annual bonus paid to Century Capital commencing February 1, 2005 and a $16,509 decrease in travel expenses.

For the nine months ended July 31, 2005, general and administrative expenses were $1,099,306, as compared to $2,218,753 for the nine months ended July 31, 2004. The $1,119,447, or 50%, decrease in general and administrative expenses for the nine months ended July 31, 2005 was primarily due to a $130,632 decrease in the cost of director and officer liability insurance and product liability insurance, a $131,806 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $65,570 decrease in compensation and related benefits as a result of a reduction in personnel, a $490,823 decrease in consulting expenses primarily related to the reduction in the monthly fee paid to Century Capital commencing February 1, 2005 and a reduction in the annual bonus paid to Century Capital, a $54,417 decrease in travel expenses and a $170,908 decrease in rent expense related to the Company’s relocation in May 2004 to a smaller office.

Other Income (Expenses). During the three months ended July 31, 2005, the Company incurred interest expense of $6,508, as compared to $685 for the three months ended July 31, 2004. The $5,823 increase in interest expense for the three months ended July 31, 2005 was primarily due to interest incurred on the Debentures issued by the Company on May 26, 2005.

During the nine months ended July 31, 2005, the Company recorded $300,000 of other income related to the settlement of litigation with Kinray, Inc. as compared to $455,000 for the nine months ended July 31, 2004 which was related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro and the Schrader Group. During the nine months ended July 31, 2005, the Company incurred interest expense of $7,643, as compared to $2,657 for the nine months ended July 31, 2004. The $4,986 increase in interest expense for the nine months ended July 31, 2005 was primarily due to interest accrued on the Debentures issued by the Company on May 26, 2005. During the nine months ended July 31, 2005, interest income decreased $3,366 as compared to the nine months ended July 31, 2004.

Net Loss. For the three months ended July 31, 2005, the Company had a net loss of $313,234 or $0.02 per share (basic and diluted), as compared to a net loss of $499,283 or $0.04 per share (basic and diluted) for the three months ended July 31, 2004. For the nine months ended July 31, 2005, the Company had a net loss of $806,250 or $0.05 per share (basic and diluted), as compared to a net loss of $1,615,286 or $0.12 per share (basic and diluted) for the nine months ended July 31, 2004.

Liquidity and Capital Resources

Operating Activities. During the nine months ended July 31, 2005, the Company utilized $586,497 of cash flow in operations. Cash for the nine months ended July 31, 2005 was increased primarily due to an increase in accounts payable and related party accounts payable of $93,986, an increase in accrued expenses of $15,979, a decrease in accounts receivable of $5,369, a decrease in income tax refund of $38,246 and amortization of deferred compensation of $51,996. The Company’s cash position during the nine months ended July 31, 2005 was reduced primarily due to a net loss of $806,250. The increase in accounts payable and related party accounts payable was primarily due to consulting fees and expenses owed to Century Capital pursuant to the Consulting Services Agreement originally dated February 1, 2003 and amended and restated as of February 1, 2005.

Investment Activities. During the nine months ended July 31, 2005, the Company did not utilize cash flow in investing activities nor was any cash flow provided by investing activities.

Financing Activities. During the nine months ended July 31, 2005, cash flow provided by financing activities amounted to $322,599, which consisted of $52,520 of proceeds received from a note payable, $40,585 of payments on the note payable, $10,664 of proceeds from the issuance of common stock pursuant to the exercise of warrants and $300,000 of proceeds received from the issuance of the Debentures.

Liquidity and Capital Resources. As of July 31, 2005, the Company had a working capital deficiency of $81,780. At that date, cash and cash equivalents totaled $430,041.

On May 26, 2005, the Company closed on a private placement of Debentures. The gross proceeds received in connection with this private placement were $300,000. See “Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On May 26, 2005, the Company closed on a private placement of Debentures. The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 2 year term maturing on April 30, 2007, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Debentures. Up to 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.20 per share. The market price of the Company’s common stock on the date of closing the transaction was $0.06 per share. With regard to the issuance of the Debentures, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On May 16, 2006, Dr. William Sear, a consultant to the Company, purchased 100,000 shares of common stock that were available for purchase pursuant to the warrant to purchase 100,000 shares of common stock issued to Dr. Sear on May 11, 2005. The Company received gross proceeds of $5,000. In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

10.9
Warrant to purchase 200,000 shares of common stock of Medi-Hut, dated July 24, 2003, issued to James G. Aaron. (Incorporated by reference to Exhibit 10.9 to Medi-Hut’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005.)

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