Form 10KSB
period 2005-10-31
MEDI HUT CO INC
filed 2006-12-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934.

  For the fiscal year ended October 31, 2005
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
Yes ☐  No ☒

Revenues for the fiscal year ended October 31, 2005 were $0.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant, as of November 30, 2006, was approximately $984,185. The Registrant has no other class of capital stock outstanding.

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

The Company ceased selling all products during the fiscal year ended October 31, 2004. During the fiscal year ended October 31, 2004, the Company’s business consisted of the distribution of condoms, alcohol preps and disposable clinical supplies. The Company’s products generally were sold directly to physicians and other healthcare providers or to wholesalers who sold the products to pharmacies, drug store chains or other wholesalers. In October 2004, the Company stopped selling these products due to reduced profit margins and the decline in the customer base.

In addition, during 2004, the Company elected not to pursue the further development or marketing of its Elite Safety Syringe, a passive anti-stick syringe designed to decrease accidental needle sticks of medical service providers, and its Solo-Safe™ Safety Syringe, an active type safety syringe designed for intra-muscular injections, due to cost, marketing and profitability concerns.

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

Litigation

Syntest Litigation - See “Item 3. Legal Proceedings - Syntest Litigation.”

Litigation Against Certain Former Officers and Directors and Others - See “Item 3. Legal Proceedings - Litigation Against Certain Former Officers and Directors and Others.”

Litigation Against Former Accounting Firms - See “Item 3. Legal Proceedings - Litigation Against Former Accounting Firms.”

Loures Lawsuit - See “Item 3. Legal Proceedings - Loures Lawsuit.”

New Independent Auditors

On March 3, 2005, the Company engaged the accounting firm Weiser LLP (“Weiser”), as its independent auditors. Weiser replaced Eisner, LLP (“Eisner”). See “Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.”

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

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). Richard S. Rimer, a private investor, purchased 3,000,000 shares of the Company’s common stock for $150,000. John A. Moore, a director of the Company, purchased 1,000,000 shares of the Company’s common stock for $50,000. The market price of the Company’s common stock on the date of the closing of the transaction was $.04 per share. In connection with the issuance of these shares, the Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

Principal Product

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

Patents

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

Competition

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

Government Regulation

Medical Devices

As a developer and possible future distributor of medical devices, the Company is subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the “FDA”), and the corresponding agencies of the states and foreign countries in which the Company sold its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters, and could have a material impact on the Company’s future operations in the event the Company successfully develops the HCMS and implements its strategy for its business development and acquires or develops additional medical devices and related products. See “Strategy for Business Development.”

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

Medical device laws and regulations are also in effect in many of the countries in which the Company may conduct business outside the United States. These range from comprehensive device approval requirements for certain medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in many of the states in which the Company may conduct business in the future. State and foreign medical device laws and regulations may have a material impact on the Company. In addition, international sales of certain medical devices manufactured in the United States, but not cleared or approved by the FDA for distribution in the United States, are subject to FDA export requirements and policies, including a policy whereby the Company provides a statement to FDA certifying that the product to be exported meets certain criteria and FDA issues a certificate to facilitate device export.

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

Item 3.   Legal Proceedings

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

Syntest Litigation

On May 12, 2003, Medi-Hut commenced an action in the United States District Court for the Eastern District of New York against Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), Breckenridge Pharmaceutical Inc. (“Breckenridge”) and its principal owner, Larry Rumsdorf (the “Breckenridge Group”), Scott Schrader (“Schrader”) and his affiliates, namely Schrader Associates, Bluegrass Drug LLC (“Bluegrass”) and Medpharm Corporation (“Medpharm”) (collectively, the “Schrader Group”), relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expires no earlier than November 2006. In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm and Bluegrass to distribute Syntest in violation of the its agreement with Syntho and that Schrader and Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, and Schrader offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The plaintiffs allegations are the same as those alleged in the consolidated class action lawsuit against the Company which was settled by the Company in 2004. The plaintiffs were one of eight parties that opted out of the settlement related to the consolidated class action lawsuit.

On October 4, 2006, the Company filed a motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted the Company’s motion and dismissed the complaint without prejudice.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2005.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2005

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

The Underlying Purchase Price adjusted to $.02 per share as of November 1, 2004, the date when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $.02 per share. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

In connection with the issuances of the 421,876 and 140,624 shares of common stock to Century Capital upon the exercises of the warrant, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuance of Common Stock Upon the Exercise of Century Capital Warrant Dated May 14, 2004

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

In connection with the issuance of the 200,000 shares of common stock upon the exercises of the warrant, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuance of Common Stock Upon the Exercise of a Director Warrant Dated May 14, 2004

On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company at a purchase price of $0.04 per share was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. See “Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrant issued to him. The Company received gross proceeds of $2,664 from the issuance of these shares.

In connection with the issuance of the 66,600 shares of common stock upon the exercise of the warrant issued to Mr. Moore, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Century Capital Warrant Dated February 25, 2005 and Issuances of Common Stock Upon the Exercise Thereof

On February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $.03 per share until February 25, 2015. The warrant vested as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 1, 2005; (b) an additional 20,833 of the shares underlying the warrant became available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant became available for purchase on January 31, 2006. The warrant contains standard anti-dilution provisions and limited registration rights. The warrant had a fair value of approximately $10,674 at the date of issuance.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock underlying the warrant. The $7,500 due to the Company from Century Capital as a result of this exercise was offset by the Company against amounts due and owing to Century Capital related to deferred monthly consulting fees. On both May 20, 2005 and August 25, 2005, Century Capital exercised its right and purchased 62,500 shares of the Company’s common stock (125,000 shares in total). The $3,750 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital.

In connection with the issuances of the 375,000 shares of common stock upon the exercises of the warrant, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Director Warrants Dated February 25, 2005 and Issuance of Common Stock Upon the Exercise Thereof

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

On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant issued to him. The Company received $3,000 in connection with the issuance of these shares.

For the fiscal year ended October 31, 2005, the Company recorded $4,332 of amortization expense associated with the warrant shares that had vested pursuant to these warrants. As of November 30, 2006, an aggregate of 100,000 shares underlying the warrants had been purchased and an aggregate of 300,000 shares underlying the warrants are available for purchase.

In connection with the issuance of shares of common stock upon the exercise of the warrant issued to Mr. Moore, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued as Payment for Consulting Services

On February 25, 2005, the Company issued 1,100,000 shares of common stock, fair market value of $33,000 or $0.03 per share on the date of issuance, to the owners and officers of Century Capital, David R. LaVance and Thomas S. Gifford, as payment for monthly consulting fees of $60,000 and an annual bonus of $50,000 due and owing to Century Capital that had been deferred for payment.

On August 25, 2005, the Company issued 1,000,000 shares of common stock, fair market value of $40,000 or $0.04 per share on the date of issuance, to the owners and officers of Century Capital, David R. LaVance and Thomas S. Gifford as payment for monthly consulting fees of $50,000 due and owing to Century Capital that had been deferred for payment.

In connection with the issuances of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Consultant Warrant Dated May 11, 2005 and Issuance of Common Stock Upon the Exercise Thereof

On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear for consulting services rendered by Dr. Sear to the Company. The warrant had a five year term and was exercisable at $.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005. The warrant had a fair value of approximately $2,813 at the date of issuance.

On May 16, 2005, all 100,000 shares underlying the warrant were purchased. The Company received $5,000 of gross proceeds from the issuance of these shares. For the fiscal year ended October 31, 2005, the Company recognized $2,813 of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

In connection with the issuance of shares of common stock upon the exercise of the warrant, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuance of Convertible Debentures Pursuant to a Private Placement

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

In connection with the issuance of the Debentures, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuance of Common Stock Pursuant to a Private Placement

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

No other sales by the Company of unregistered securities took place during the fiscal year ended October 31, 2005.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended October 31, 2005 and 2004 and the related notes thereto appearing elsewhere in this annual report on Form 10-KSB.

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

The Company ceased selling all products during the fiscal year ended October 31, 2004. During the fiscal year ended October 31, 2004, the Company’s business consisted of the distribution of condoms, alcohol preps and disposable clinical supplies. The Company’s products generally were sold directly to physicians and other healthcare providers or to wholesalers who sold the products to pharmacies, drug store chains or other wholesalers. In October 2004, the Company stopped selling these products due to reduced profit margins and the decline in the customer base.

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue from the sale of products. The Company is currently developing the HCMS.

For the fiscal years ended October 31, 2005 and 2004, net sales were $0 and $502,279, respectively. During these periods, net sales by product category were as follows:

	Years Ended October 31,
	2005	2004
Condoms	$—	$355,602
Disposable Medical Products	—	146,677
	$—	$502,279

For the fiscal year ended October 31, 2005, net sales decreased 100% compared to the fiscal year ended October 31, 2004 as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base.

During the fiscal year ended October 31, 2004, sales of condoms represented approximately 71% of net sales and sales of disposable medical products represented approximately 29% of net sales.

Cost of Sales. During the fiscal year ended October 31, 2005, the Company did not incur any cost of sales since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. During the fiscal year ended October 31, 2004, the cost of sales was approximately 68% of net sales.

Selling and Marketing. For the fiscal year ended October 31, 2005, the Company did not incur any selling and marketing costs since it did not sell any product as a result of the Company’s decision in October 2004 to stop selling condoms and disposable medical products due to reduced profit margins and a shrinking customer base. For the fiscal year ended October 31, 2004, selling and marketing expenses were $5,370, or approximately 1%, of net sales.

General and Administrative. For the fiscal year ended October 31, 2005, general and administrative expenses were $1,414,390, as compared to $2,713,734 for the fiscal year ended October 31, 2004. The $1,299,344, or 48%, decrease in general and administrative expenses for the fiscal year ended October 31, 2005 was primarily due to a $151,545 decrease in the cost of director and officer liability insurance and product liability insurance, a $114,286 decrease in legal expenses primarily attributable to a reduction in general corporate and litigation costs, a $74,063 decrease in compensation and related benefits as a result of a reduction in personnel, a $605,882 decrease in consulting expenses primarily related to the reduction in the monthly fee paid to Century Capital commencing February 1, 2005 and a reduction in the annual bonus paid to Century Capital, a $55,456 decrease in travel expenses and a $170,908 decrease in rent expense related to the Company’s relocation in May 2004 to a smaller office.

Other Income (Expenses). During the fiscal year ended October 31, 2005, the Company recorded $300,000 of other income related to the settlement of litigation with Kinray, Inc. as compared to $515,000 for the fiscal year ended October 31, 2004 which was related to the settlement of litigations against Vincent J. Sanpietro, Joseph A. Sanpietro, the Schrader Group and Lawrence P. Marasco. During the fiscal year ended October 31, 2005, the Company incurred interest expense of $13,808, as compared to $2,831 for the fiscal year ended October 31, 2004. The $10,977 increase in interest expense for the fiscal year ended October 31, 2005 was primarily due to interest accrued on the Debentures issued by the Company on May 26, 2005. During the fiscal year ended October 31, 2005, interest income decreased $5,802, or 89%, as compared to the fiscal year ended October 31, 2004.

Net Loss. For the fiscal year ended October 31, 2005, the Company had a net loss of $1,127,493, or $0.07 per share (basic and diluted), as compared to a net loss of $2,040,849, or $0.15 per share (basic and diluted), for the fiscal year ended October 31, 2004.

Liquidity and Capital Resources

Operating Activities. During the fiscal year ended October 31, 2005, the Company utilized $840,977 of cash flow in operations. Cash for the fiscal year ended October 31, 2005 was increased primarily due to an increase in accounts payable and related party accounts payable of $116,611, an increase in accrued expenses of $35,858, a decrease in accounts receivable of $5,369, a decrease in income tax refund of $38,246 and amortization of deferred compensation of $56,294. The Company’s cash position during the fiscal year ended October 31, 2005 was reduced primarily due to the net loss of $1,127,493. The increase in accounts payable and related party accounts payable was primarily due to consulting fees and expenses owed to Century Capital pursuant to the Consulting Services Agreement originally dated February 1, 2003 and amended and restated as of February 1, 2005.

Investment Activities. During the fiscal year ended October 31, 2005, cash flow provided by investing activities amounted to $250,000. This amount represented the first payment received by the Company from Breckenridge related to the Company’s sale of its Syntest distribution rights to Breckenridge. See “Item 3. Legal Proceedings - Syntest Litigation.”

Financing Activities. During the fiscal year ended October 31, 2005, cash flow provided by financing activities amounted to $509,114, which consisted of $10,664 of proceeds from the issuance of common stock pursuant to the exercise of warrants, $300,000 of proceeds received from the issuance of the Debentures pursuant to a private placement and $198,450 of net proceeds received from the issuance of common stock pursuant to a private placement.

Liquidity and Capital Resources. As of October 31, 2005, the Company had working capital of $693,762. At that date, cash and cash equivalents totaled $612,076.

On May 26, 2005, the Company closed on a private placement of the Debentures. The gross proceeds received in connection with this private placement were $300,000. See “Item 5. Market for Common Equity and Related Shareholder Matters - Issuance of Convertible Debentures Pursuant to a Private Placement.”

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). See “Item 5. Market for Common Equity and Related Shareholder Matters - Issuance of Common Stock Pursuant to a Private Placement.”

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

Accounts Receivable Reserves

During the fiscal year ended October 31, 2005, the Company did not record a provision for estimated sales returns and allowances on product sales since the Company stopped all product sales in October 2004. During the fiscal year ended October 31, 2004, the Company did not record a provision for estimated sales returns and allowances on product sales. These estimates were based on the specific facts and circumstances of particular orders, analysis of credit memo data and other known factors. If the data the Company used to calculate these estimates did not properly reflect reserve requirements, then a change in the allowances would be made in the period in which such a determination was made and revenues in that period could be adversely affected.

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

The valuation allowance as of the fiscal years ended October 31, 2005 and 2004 primarily relates to net operating losses for which the Company can only realize a benefit through the generation of future taxable income for which realization is uncertain. The Company’s net deferred tax asset was $0 as of fiscal years ended October 31, 2005 and 2004.

Stock-based Compensation

Stock Option Grants to Employees. Stock-based compensation charges represent the difference between the exercise price of options granted to employees and the fair value of the Company’s common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company recognizes this compensation charge over the vesting periods of the shares purchasable upon exercise of options and applies a straight-line amortization policy for the deferred compensation. Should the Company’s assumptions of fair value change, the amount recorded as intrinsic value may increase or decrease in the future. During the fiscal years ended October 31, 2005 and 2004, the Company recorded $0 of amortization expense related to the grant of stock options to the Company’s employees.

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

During the fiscal years ended October 31, 2005 and 2004, the Company recorded $60,747 and $119,042, respectively, of consulting and/or amortization expense related to the grant of stock options and warrants to the Company’s non-employees.

Legal Contingencies

The Company is currently involved in certain legal proceedings. In connection with these legal proceedings, management periodically reviews estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of these proceedings. These estimates are developed in consultation with outside counsel and are based on an analysis of potential litigation outcomes and settlement strategies. In accordance with the Financial Accounting Standards Board (the “FASB”) Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. The Company does not believe that these proceedings will have a material adverse effect on its financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in management’s assumptions or the effectiveness of the Company’s strategies relating to these proceedings. See “Item 3. Legal Proceedings.” As of the fiscal years ended October 31, 2005 and 2004, the Company did not record any liability related to its current legal proceedings.

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

Item 8B.   Other Information

None.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance  with Section 16(a) of the Exchange Act

The Company’s current executive officers and directors who also served as the Company’s executive officers and directors during the fiscal year ended October 31, 2005, their respective ages, positions with the Company and biographical information, including business experience, are set forth below.

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

John A. Moore: Mr. Moore was elected as a director of the Company on May 6, 2003. Since July 2002, he has been the President of Edson Moore Healthcare Ventures, an investment entity that owns securities in various public and private life science companies. Since March 10, 2006, Mr. Moore also has served as the President and Chief Executive Officer and a director of Acorn Factor, Inc. (formerly known as Data Systems & Software Inc.), a publicly traded provider of software consulting and development services (OTCBB: ACFN). From February 2004 to February 2006, he served as Chairman and Executive Vice President of ImaRx Therapeutics, a privately-held company engaged in medical technology development. From 1994 through June 2002, Mr. Moore was the Chairman and Chief Executive Officer of Optimer, Inc., a research based polymer development company. Prior thereto, he worked for a number of Wall Street firms including Lehman Brothers and Hambrecht & Quist. Mr. Moore has been a director of Optimer, Inc. since 1994. Mr. Moore currently serves as a director of Comverge, Inc., a privately-held company providing energy monitoring equipment, software and services to electric utilities. Mr. Moore received a B.A. degree from Rutgers University.

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

The following individual served as director of the Company during a portion of the fiscal year ended October 31, 2005, but is no longer with the Company.

Salvatore J. Badalamenti: Mr. Badalamenti served as a director of the Company from May 12, 2003 through January 1, 2005, when he resigned.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity and derivative securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Medi-Hut with copies of all Section 16(a) reports they file. To the knowledge of management, based upon review of the copies of the forms furnished to the Company during the fiscal year ended October 31, 2004, all filings required to be made by the Company’s executive officers and directors pursuant to Section 16(a) of the Exchange Act for the fiscal year ended October 31, 2005 were filed within the time periods prescribed, except that (i) the Forms 4 required to be filed by Mr. LaVance and Mr. Gifford in November 2004 and May 2005, in connection with the purchase of shares by Century Capital upon the exercise of warrants, were filed in September 2005 and August 2005, respectively, and (ii) the Form 3 required to be filed by Richard S. Rimar in August 2005 in connection with the issuance of a Debenture to Mr. Rimer, was filed in September 2005.

Item 10.   Executive Compensation

Compensation of Executive Officers

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 2005, 2004 and 2003 of any person who served as the Company’s President and Chief Executive Officer during the fiscal year ended October 31, 2005 and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended October 31, 2005 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa -tion ($)	Restricted Stock Award(s) ($)	Securities Underlying Options #	LTIP Payouts ($)	All Other Compensa-tion ($)
David R. LaVance,	2005	$—	$—	$—	$—	—	$—	$—
President and Chief	2004	—	—	—	—	—	—	—
Executive Officer (1)	2003	—	—	—	—	—	—	—

Thomas S. Gifford,	2005	—	—	—	—	—	—	—
Executive Vice	2004	—	—	—	—	—	—	—
President and Chief
Financial Officer (1)	2003	—	—	—	—	—	—	—

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

Stock Option/Warrant Grants in Last Fiscal Year

The following table sets forth the stock options and/or warrants granted to the Company’s Named Executive Officers during the fiscal year ended October 31, 2005.

Name	Number of Securities Underlying Options/Warrants Granted	% of Total Options/Warrants Granted to Employees/Officers in Fiscal Year	Exercise Price ($ per Share)	Expiration Date
David R. LaVance	500,000 (1)	93%	$0.03	2/25/2015

Thomas S. Gifford	500,000 (1)	93%	$0.03	2/25/2015

(1)
Includes 500,000 shares subject to the warrant issued on February 25, 2005 to Century Capital. Mr. LaVance and Mr. Gifford have an ownership interest in Century Capital and serve as the President and Vice President, respectively, of Century Capital. Both Mr. LaVance and Mr. Gifford disclaim beneficial ownership of these securities except to the extent of their respective ownership interests in Century Capital.

Aggregated Option/Warrant Exercises in Last Fiscal Year and Year End Option/Warrant Values

The following table provides certain information with respect to options and/or warrants to purchase the Company’s common stock held by the Named Executive Officers at October 31, 2005.

	Shares Acquired on Exercise		Value Realized		Number of Shares of Common Stock Underlying Unexercised Options/Warrants at October 31, 2005				Value of Unexercised In-the-Money Options/Warrants at October 31, 2005 ($)
Name	(#)		($)		Exercisable		Unexercisable		Exercisable		Unexercisable
David R. LaVance	1,137,500	(1)(2)(3)	$6,406	(4)	62,499	(5)	562,501	(6)	$2,500	(7)	$17,500	(7)
Thomas S. Gifford	1,137,500	(1)(2)(3)	$6,406	(4)	62,499	(5)	562,501	(6)	$2,500	(7)	$17,500	(7)

(1)
A total of 562,500 shares were purchased (421,876 shares were purchased on November 1, 2004 and 140,624 shares were purchased on February 25, 2005) upon the exercise of the warrant issued on February 1, 2003 to Century Capital to purchase a total of 1,500,000 shares of Medi-Hut’s common stock. David R. LaVance and Thomas S. Gifford, owners and officers of Century Capital, each were issued 281,250 of the 562,500 shares of Medi-Hut’s common stock purchased by Century Capital upon the exercises of the warrant.

(2)
A total of 200,000 shares were purchased on November 1, 2004 upon the exercise of the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of Medi-Hut’s common stock. David R. LaVance and Thomas S. Gifford, owners and officers of Century Capital, each were issued 100,000 of the 200,000 shares of Medi-Hut’s common stock purchased by Century Capital upon the exercise of the warrant.

(3)
A total of 375,000 shares were purchased (250,000 shares were purchased on February 25, 2005, 62,500 shares were purchased on May 20, 2005 and 62,500 shares were purchased on August 25, 2005) upon the exercise of the warrant issued on February 25, 2005 to Century Capital to purchase a total of 500,000 shares of Medi-Hut’s common stock. David R. LaVance and Thomas S. Gifford, owners and officers of Century Capital, each were issued 187,500 of the 375,000 shares of Medi-Hut’s common stock purchased by Century Capital upon the exercises of the warrant.

(4)
The value realized upon the exercise of each warrant is equal to the difference between the per share market price of Medi-Hut’s common stock on the date of exercise and the per share exercise price of each warrant.

(5)
Includes 62,499 shares subject to the warrant issued on February 25, 2005 to Century Capital to purchase a total of 500,000 shares of Medi-Hut’s common stock. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(6)
Includes 500,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of Medi-Hut’s common stock. Also includes 62,501 shares subject to the warrant issued on February 25, 2005 to Century Capital to purchase a total of 500,000 shares of Medi-Hut’s common stock. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(7)
The exercise price of the warrant issued on May 14, 2004 was $0.04 per share and the exercise price of the warrant issued on February 25, 2005 was $0.03 per share. The per share market price of the Company’s common stock on October 31, 2005 was $ 0.07. Inasmuch as the per share market price of the common stock on October 31, 2005 exceeds the per share exercise price of either warrant, such warrants are considered in-the-money and the value attributable to such warrants for purposes of this table is the difference between the per share market price on October 31, 2005 and the per share exercise price of the each warrant.

Compensation of Directors

Currently, the Company does not provide any cash compensation to its directors. However, each of the outside directors that participated on the Company’s Board of Directors during 2005, which excludes Mr. LaVance and Mr. Gifford, received a warrant dated February 25, 2005 to purchase 200,000 shares of the Company’s common stock. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2005.”

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

Mr. LaVance and Mr. Gifford are the owners and officers of Century Capital. On March 21, 2003, pursuant to the Consulting Services Agreement, the Board appointed Mr. LaVance as Chief Executive Officer of the Company, and Mr. Gifford as Executive Vice President and Chief Financial Officer of the Company. Mr. LaVance and Mr. Gifford were also appointed as directors of the Company to fill vacancies on the Board as of the same date. Mr. LaVance assumed the position of Chairman of the Board when he was appointed as a director.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of November 30, 2006, with respect to the beneficial ownership of the Company’s outstanding common stock by (1) each of the Company’s current officers and directors, (2) each of the Named Executive Officers and directors for the fiscal year ended October 31, 2005, (3) all current executive officers and current directors as a group, and (4) each person or group of persons known by the Company to be the beneficial owner of 5% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.

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

(9)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

(10)	Includes 375,000 shares subject to a Debenture issued as of May 1, 2005.

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

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders (1)	370,000	(2)(3)(4)	$.07	1,630,000
Equity compensation arrangements not approved by security holders	1,499,998	(5)(6)(7)(8)	$.13	—
Total	1,869,998	(2)(3)(4)(5)(6)(7)(8)	$.12	1,630,000

(1)	Medi-Hut has no equity compensation plans other than the Company’s 2002 Equity Incentive Plan described herein which has been approved by the Company’s shareholders.

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

Warrants Issued to Century Capital

Warrant Dated February 1, 2003

On February 1, 2003, a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and was exercisable at the original Underlying Purchase Price of $1.34 per share until February 1, 2013. The per share purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the then existing Underlying Purchase Price. A total of 375,000 shares of common stock underlying the warrant vested immediately upon issuance with another 46,875 shares vesting on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005. Based upon the underlying features of the warrant, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company recorded consulting expense as the warrant shares vested with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005.

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

As of February 28, 2005, all 1,500,000 shares underlying the warrant had been purchased. For the fiscal years ended October 31, 2005 and 2004, the Company recorded $1,640 and $28,127, respectively, of consulting expense associated with the warrant shares that vested pursuant to the warrant.

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

For the fiscal years ended October 31, 2005 and 2004, the Company recorded $0 and $12,632, respectively, of amortization expense associated with the warrant shares that vested pursuant to the warrant. As of November 30, 2006, 500,000 shares underlying the warrant had been purchased and 200,000 shares underlying the warrant remain unvested and are not yet available for purchase.

Warrant Dated February 25, 2005

On February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2005.”

On November 13, 2006, Century Capital exercised its right to purchase 125,000 shares of the Company’s common stock underlying the warrant. The $3,750 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

For the fiscal year ended October 31, 2005, the Company recorded $7,281 of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of November 13, 2006, all 500,000 shares underlying the warrant had been purchased.

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

For the fiscal years ended October 31, 2005 and 2004, the Company recorded $31,504 and $63,226, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of November 30, 2006, an aggregate of 599,998 shares of the Company’s common stock are available for purchase under the warrants and an aggregate of 200,002 shares underlying the warrants had been cancelled.

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

For the fiscal years ended October 31, 2005 and 2004, the Company recorded $13,177 and $15,057, respectively, of amortization expense associated with warrant shares that had vested pursuant to the warrants. As of November 30, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants are available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

Warrants Dated February 25, 2005

On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2005.”

Warrant Issued to Consultant

On February 25, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear, a consultant to the Company. See “Item 5. Market for Common Equity and Related Stockholder Matters - Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2005.”

Item 12.   Certain Relationships and Related Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are owners and officers of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company as executive management. For the fiscal year ended October 31, 2005, the Company was billed $675,000 for consulting services rendered by Century Capital and the Company recorded $31,250 of consulting expense related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. During the fiscal year ended October 31, 2005, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 500,000 shares of common stock. As of October 31, 2005, the Company owed Century Capital $242,132 for unpaid monthly fees, bonus and expenses, of which $2,632 was paid by the Company during the fiscal year ended October 31, 2006.

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

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the fiscal years ended October 31, 2005 and 2004, the Company was billed $30,000 and $15,000, respectively, for rent pursuant to the Shared Services Agreement. As of the fiscal year ended October 31, 2005, the Company owed Century Capital $45,000 for rent, which amount remains outstanding. As of the fiscal year ended October 31, 2004, the Company owed Century Capital $15,000 for rent pursuant to the Shared Services Agreement.

Item 13.   Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.   Principal Accountant Fees and Services

Audit Fees

The Company was billed $35,000 by Weiser for audit fees relating to the Company’s fiscal year ended October 31, 2005 and was billed $35,000 by Weiser for audit fees relating to the Company’s fiscal year ended October 31, 2004. Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of Company documents filed with the SEC.

Audit Related Fees

The Company did not incur any fees associated with audit related services with Weiser, or any other accounting firm, relating to fiscal years ended October 31, 2005 and 2004. Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees

The Company did not incur any fees associated with tax services with Weiser relating to fiscal years ended October 31, 2005 and 2004. The Company was billed $1,750 by Karl Dienes, CPA for tax compliance services relating to fiscal year ended October 31, 2005 and was billed $1,750 by Karl Dienes, CPA for tax compliance services relating to fiscal year ended October 31, 2004. Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

All Other Fees

The Company did not incur any fees associated with non-audit services with Weiser, or any other accounting firm, relating to fiscal years ended October 31, 2005 and 2004.

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
Richard E. Otto

Medi-Hut Co., Inc. and Subsidiary

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Medi-Hut Co., Inc.

We have audited the accompanying consolidated balance sheets of Medi-Hut Co., Inc. and subsidiary (the “Company”) as of October 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medi-Hut Co., Inc. and subsidiary as of October 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Weiser LLP

New York, New York

December 4, 2006

Medi-Hut Co., Inc. and Subsidiary
Consolidated Balance Sheets

	October 31, 2005	October 31, 2004
Assets
Current assets:
Cash and cash equivalents	$612,076	$693,939
Accounts receivable	—	5,369
Prepaid insurance	14,348	30,874
Income tax refund	—	38,246
Note receivable, current portion	600,000	—
Prepaid expenses and other	297	4,808

Total current assets	1,226,721	773,236

Other assets:
Distribution rights	—	1,000,000
Note receivable, net of current portion	150,000	—
Other	33,864	42,512

Total other assets	183,864	1,042,512

Total assets	$1,410,585	$1,815,748
Liabilities
Current liabilities:
Accounts payable	$106,209	$118,610
Accounts payable - related party	287,132	261,620
Accrued expenses	139,618	103,760

Total current liabilities	532,959	483,990

Long term liabilities
Convertible debentures	300,000	—

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 21,276,090 and 13,801,990 shares issued and outstanding, respectively	21,276	13,802
Additional paid in capital	19,766,486	19,454,635
Deferred compensation	(37,018)	(91,054)
Accumulated deficit	(19,173,118)	(18,045,625)

Total stockholders' equity	577,626	1,331,758

Total liabilities and stockholders' equity	$1,410,585	$1,815,748

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended October 31,
	2005	2004

Net sales	$—	$502,279
Cost of sales	—	342,700
Gross profit	—	159,579

Operating expenses:
Selling and marketing	—	5,370
General and administrative	1,414,390	2,713,734

Total operating expenses	1,414,390	2,719,104

Loss from operations	(1,414,390)	(2,559,525)

Proceeds from settlement of litigation	300,000	515,000
Interest income	705	6,507
Interest expense	(13,808)	(2,831)

Net loss	$(1,127,493)	$(2,040,849)

Net loss per common share, basic and diluted	$(0.07)	$(0.15)

Weighted average number of common shares outstanding, basic and diluted	16,544,417	13,991,180

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2005 and 2004

	Common Stock		Additional Paid in Capital	Treasury Stock		Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.001 Par Value		Number of Shares	Amount
Balance at October 31, 2003	14,558,800	$14,559	$19,438,104	192,300	$(419,523)	$(300,000)	$(134,098)	$(16,004,776)	$2,594,266
Shares of common stock issued for compensation	25,000	25	4,975						5,000
Cancellation of warrants issued to a former director			(28,477)				28,477		—
Common stock retired - settlement of lawsuits with former officers	(4,264,000)	(4,264)	4,264						—
Treasury stock retired	(192,300)	(192)	(419,331)	(192,300)	419,523				—
Shares issued to Century Capital for partial exercise of warrant dated February 1, 2003	937,500	937	74,063						75,000
Shares issued to Century Capital as part of the annual bonus due for the one year period commencing February 1, 2003 and ending January 31, 2004	1,875,000	1,875	148,125						150,000
Shares of common stock issued in settlement of class action lawsuit	861,990	862	128,437						129,299
Proceeds from stock subscription receivable						300,000			300,000
Consulting expense - warrant issued to Century Capital			28,127						28,127
Deferred compensation - warrants issued to directors and Century Capital			76,348				(76,348)		—

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2005 and 2004 (continued)

	Common Stock		Additional Paid in Capital	Treasury Stock		Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.001 Par Value		Numberof Shares	Amount
Amortization of deferred compensation							90,915		90,915
Net loss								(2,040,849)	(2,040,849)
Balance at October 31, 2004	13,801,990	13,802	19,454,635	—	—	—	(91,054)	(18,045,625)	1,331,758
Cancellation of warrants issued to a former director			(14,794)				14,794		—
Shares issued to Century Capital for partial exercise of warrant dated February 1, 2003	562,500	562	10,689						11,251
Shares issued to Century Capital for partial exercise of warrant dated May 14, 2004	200,000	200	7,800						8,000
Common stock retired - settlement of lawsuits with former officers	(30,000)	(30)	30						—
Shares issued to Century Capital for partial exercises of warrant dated February 25, 2005	375,000	375	10,874						11,249
Shares issued to Century Capital for annual bonus due for the one year period commencing February 1, 2003 and ending January 31, 2004	500,000	500	14,500						15,000
Shares issued to Century Capital as payment of monthly consulting fees	1,600,000	1,600	56,400						58,000

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Stockholders’ Equity
For the Years Ended October 31, 2005 and 2004 (continued)

	Common Stock		Additional Paid in Capital	Treasury Stock		Stock Subscription Receivable	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
	Number of Shares	$0.001 Par Value		Number of Shares	Amount
Shares issued to John A. Moore for partial exercise of warrant dated May 14, 2004	66,600	67	2,597						2,664
Shares issued to John A. Moore for partial exercise of warrant dated February 25, 2005	100,000	100	2,900						3,000
Shares issued to Dr. William Sear for exercise of warrant dated May 11, 2005	100,000	100	4,900						5,000
Shares issued in connection with the August 25, 2005 private placement of common stock	4,000,000	4,000	194,450						198,450
Consulting expense - warrant issued to Century Capital and warrant issued to Dr. William Sear			4,453						4,453
Deferred compensation - warrants issued to Century Capital and to directors			17,052				(17,052)		—
Amortization of deferred compensation							56,294		56,294
Net loss								(1,127,493)	(1,127,493)
Balance at October 31, 2005	21,276,090	$21,276	$19,766,486	—	$—	$—	$(37,018)	$(19,173,118)	$577,626

The accompanying notes are an integral part of these consolidated financial statements.

Medi-Hut Co., Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Years Ended October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,127,493)	$(2,040,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,648	38,354
Amortization of deferred compensation	56,294	90,915
Consulting expense related to warrants	4,453	28,127
Consulting expense related to issuance of common stock	—	150,000
Compensation expense related to issuance of common stock	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	5,369	69,016
Inventories	—	101,875
Prepaid insurance	16,526	107,850
Prepaid expenses and other	4,511	5,446
Income tax refund	38,246	249,142
Restricted cash	—	400,000
Security deposit	—	33,388
Accounts payable	(12,401)	(20,247)
Accounts payable - related party	129,012	238,755
Accrued expenses	35,858	38,461
Reserve for class action lawsuit settlement	—	(400,000)
Deferred revenue	—	(34,209)
Net cash used in operating activities	(840,977)	(938,976)
Cash flows from investing activity:
Proceeds from sale of distribution rights	250,000	—

Cash flows from financing activities:
Proceeds from note payable	52,520	84,000
Repayment of note payable	(52,520)	(94,645)
Proceeds from stock subscription receivable	—	300,000
Proceeds from exercise of warrants	10,664	—
Proceeds from issuance of convertible debentures	300,000	—
Net proceeds from issuance of common stock	198,450	—
Net cash provided by financing activities	509,114	289,355
Decrease in cash and cash equivalents	(81,863)	(649,621)
Cash and cash equivalents - beginning of period	693,939	1,343,560
Cash and cash equivalents - end of period	$612,076	$693,939
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,710	$2,831
Noncash financing activities:
Retirement of treasury stock	$—	$419,523
Issuance of common stock for class action settlement	$—	$129,299
Issuance of common stock as payment of amounts due to related party	$103,500	$75,000

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

The Company ceased selling all products during the fiscal year ended October 31, 2004 and has not had any significant recurring revenue from the sale of products since the second quarter of 2003.

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

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. See Note 11.

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). See Note 9.

On October 17, 2005, the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”) entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See Notes 4, 6 and 13.

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

Government Investigation

FBI Investigation.  On November 22, 2002, the Federal Bureau of Investigation (“FBI”) executed a search warrant and removed certain documents and computers from the Company’s premises. The Company was not advised of the reasons for the FBI’s actions. As of November 30, 2006, no indictments or charges have been issued against the Company.

Litigation

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

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. The Company reserved all of its rights to its claims for damages against the Syntho Group that were incurred by the Company as a result of the alleged breach by the Syntho Group of the Syntho Agreement and other wrongful actions by the Syntho Group. As of November 30, 2006, the Company received $900,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See Notes 6 and 13.

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

During the periods when the Company sold product, the Company would extend credit to its customers pursuant to contract terms in the normal course of business and perform ongoing credit evaluations. The Company generally did not experience any material losses related to trade receivables from individual customers. As of October 31, 2005, the Company did not have any accounts receivable. For the fiscal year ended October 31, 2005, the Company had no sales as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004.

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

No accounts receivable reserves were necessary for doubtful accounts and for sales returns and allowances on product sales at October 31, 2005 and 2004.

During the periods when the Company sold product, the Company recognized product revenue upon shipment, provided that there was persuasive evidence of an arrangement, there were no uncertainties regarding acceptance, the sales price was fixed or determinable and collection of the resulting receivable was probable.

Concentration of Suppliers

As of October 31, 2005 and 2004, the Company had no suppliers with balances greater than 10% of accounts payable. For the fiscal year ended October 31, 2005, the Company did not purchase any product as it discontinued the sale of its remaining products during the fiscal year ended October 31, 2004. For the fiscal year ended October 31, 2004, Calatex, Inc. and Triad Group, Inc. accounted for approximately 46% and 39%, respectively, of total purchases.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from 3-7 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally 5 years. Expenditures for repairs and maintenance are expensed as incurred. Gross assets as of October 31, 2005 and 2004 amounted to approximately $95,451 and accumulated depreciation amounted to approximately $61,587 and $52,939, respectively. The net book value as of October 31, 2005 and 2004 of $33,864 and $42,512, respectively, is included in other assets.

Intangible Assets and Other Long-Lived Assets

The Company assesses the impairment of its intangible assets that have a defined life and other long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). Pursuant to SFAS 144, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the discounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. In the event that assets are found to be carried at amounts which are in excess of estimated future cash flows, the assets will be adjusted for impairment to a level commensurate with the discounted cash flow analysis of the underlying assets. The Company did not record any such impairment charges during the fiscal years ended October 31, 2005 or 2004.

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

During the fiscal year ended October 31, 2005, the Company granted 35,000 options to purchase common stock to employees. No stock-based compensation is reflected in the net loss for the fiscal year ended October 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the fiscal year ended October 31, 2005, the Company recognized a total of $8,921 of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003, May 14, 2004 and February 25, 2005, a total of $49,013 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003, May 14, 2004 and February 25, 2005 and $2,813 of consulting expense related to warrants issued to Dr. William Sear on May 11, 2005. See Note 9.

During the fiscal year ended October 31, 2004, the Company granted 235,000 options to purchase common stock to employees. No stock-based compensation is reflected in the net loss for the fiscal year ended October 31, 2004 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the fiscal year ended October 31, 2004, the Company recognized a total of $40,759 of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003 and May 14, 2004 and a total of $78,283 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and May 14, 2004. See Note 9.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

	Years Ended October 31,
	2005	2004

Reported net loss	$(1,127,493)	$(2,040,849)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(7,236)	(5,380)
Pro forma net loss	$(1,134,729)	$(2,046,229)

Basic and diluted net loss per share:
As reported	$(0.07)	$(0.15)

Pro forma	$(0.07)	$(0.15)

Net Loss Per Common Share

Basic net loss per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants provided that the exercise price of the stock options and warrants is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive. During the fiscal years ended October 31, 2005 and 2004, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of October 31, 2005, total potential dilutive securities included 2,104,998 shares of common stock subject to warrants and 270,000 shares of common stock subject to options. As of October 31, 2004, total potential dilutive securities included 2,709,166 shares of common stock subject to warrants and 248,200 shares of common stock subject to options.

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

6.   Distribution Rights and Note Receivable

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

In March 2003, regular sales of Syntest ceased when Syntho refused, beginning in January 2003, to sell any additional product to the Company resulting in the commencement of litigation by the Company against Syntho and other parties on May 12, 2003. The Company’s initial investment of $2,500,000 was to be amortized over the five year life of the Syntest Agreement, commencing on October 14, 2002 which was the date of the first commercial sale of the product. On October 17, 2005, the Company sold its distribution and other rights and business with respect to Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid in October 2005 after the execution of the purchase and settlement agreement, and (2) $50,000 is to be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. The difference between the original purchase price of $2,500,000 and the amount received through the sale of the distribution rights to Breckenridge had been written off during the fiscal year ended October 31, 2002.

As of October 31, 2005, the Company recorded a $750,000 note receivable due from Breckenridge related to the 15 monthly payments of $50,000 each due pursuant to purchase and settlement agreement. As of November 30, 2006, the Company received $650,000 of payments on the note receivable from Breckenridge related to the purchase and settlement agreement. See Notes 4 and 13.

7.   Income Taxes

Significant components of the Company’s deferred tax assets as of October 31, 2005 and 2004 are shown below. In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. At October 31, 2005 and 2004, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The change in the valuation allowance for fiscal 2005 was an increase of $433,825 attributable primarily to net operating losses.

	Years Ended October 31,
	2005	2004

Net operating loss	$4,033,608	$3,001,252
Write-down of impaired assets	1,507,469	2,106,569
Depreciation and amortization	146,658	139,723
Consulting expense related to warrants	—	6,366
Other	36,379	36,379
Total gross deferred tax assets	5,724,114	5,290,289
Valuation allowance	(5,724,114)	(5,290,289)
Net deferred tax assets	$—	$—

As of October 31, 2005, the Company had federal and state operating losses of approximately $10,639,983 and $10,620,255, respectively, which will expire as follows:

Federal		State

Year Expiring	Amount	Year Expiring	Amount

2021	$980,973	2008	$966,906
2022	1,373,163	2009	1,373,163
2023	2,745,837	2010	2,745,837
2024	2,955,050	2011	2,950,689
2025	2,584,960	2012	2,583,660
	$10,639,983		$10,620,255

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

8.   Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are owners and officers of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company as executive management. For the fiscal year ended October 31, 2005, the Company was billed $675,000 for consulting services rendered by Century Capital and the Company recorded $31,250 of consulting expense related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. During the fiscal year ended October 31, 2005, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 500,000 shares of common stock. As of October 31, 2005, the Company owed Century Capital $242,132 for unpaid monthly fees, bonuses and expenses, of which $18,382 was paid by the Company subsequent to the fiscal year ended October 31, 2005.

For the fiscal year ended October 31, 2004, the Company was billed $900,000 for consulting services rendered by Century Capital and the Company recorded $275,000 of consulting expense related to the annual bonuses due to Century Capital which consisted of $181,250 for the one year period commencing February 1, 2003 and ending January 31, 2004 and $93,750 for the one year period commencing February 1, 2004 and ending January 31, 2005. During the fiscal year ended October 31, 2004, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 700,000 shares of common stock. See Note 9.

In May 2004, the Company relocated its principal offices to 215 Morris Avenue, Spring Lake, New Jersey 07762, the location of Century Capital’s office, in order to reduce its monthly operating expenses and to more appropriately accommodate its current operations. The Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced on May 1, 2004, has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the fiscal years ended October 31, 2005 and 2004, the Company was billed $30,000 and $15,000, respectively, for rent pursuant to the Shared Services Agreement. As of the fiscal year ended October 31, 2005, the Company owed Century Capital $45,000 for rent, which amount remains outstanding. As of the fiscal year ended October 31, 2004, the Company owed Century Capital $15,000 for rent.

9.   Stockholders’ Equity

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

As of October 31, 2005, the Company had available to issue 1,730,000 options under the Equity Incentive Plan.

Stock option transactions for employees during the fiscal years ended October 31, 2005 and 2004 were as follows:

	Option Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share

Balance, October 31, 2003	13,200	13,200	$6.75	$6.75
Options vested during the year	235,000	78,752	$0.08	$0.08
Exercised during the year	—	—	—	—
Expired/terminated during the year	—	—	—	—
Balance, October 31, 2004	248,200	91,952	$0.08 & $6.75	$0.43
Options vested during the year	35,000	103,748	$0.02	$0.02
Exercised during the year	—	—	—	—
Expired/terminated during the year	(13,200)	(13,200)	$6.75	$6.75
Balance, October 31, 2005	270,000	182,500	$0.02 & $0.08	$0.07

Information with respect to employee stock options outstanding and employee stock options exercisable at October 31, 2005 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.02	35,000	9.2	$0.02	35,000	$0.02
$0.08	235,000	8.2	$0.08	147,500	$0.08
	270,000	8.4	$0.07	182,500	$0.07

No stock options were issued to non-employees during the fiscal years ended October 31, 2005 and 2004.

Warrants to Purchase Common Stock

Century Capital Warrant Dated February 1, 2003. Pursuant to the Consulting Services Agreement, effective as of February 1, 2003, between the Company and Century Capital, on February 1, 2003 a warrant to purchase 1,500,000 shares of common stock of the Company was issued to Century Capital. The warrant had a ten year term and was exercisable at $1.34 per share (the “Underlying Purchase Price”). The per share purchase price was subject to certain pricing adjustments which included an adjustment if the average closing price of the Company’s common stock over a period of thirty days was less than the then existing Underlying Purchase Price. 375,000 shares of common stock underlying the warrant vested immediately upon issuance with another 46,875 shares vesting on and after the last day of each month commencing February 28, 2003 and ending January 31, 2005. Based upon the underlying features of the warrant, management determined that the best estimate of fair value was to utilize the intrinsic value method using the ultimate lowest exercise price to account for the value of this warrant issuance. As such, the Company recorded consulting expense as the warrant shares vested with the initial vesting of 375,000 warrant shares on February 1, 2003 and 46,875 warrant shares vesting at the end of each month from February 28, 2003 through January 31, 2005. The Underlying Purchase Price adjusted to $.08 per share as of May 14, 2004, the date when Century Capital exercised its right to purchase 937,500 shares of the Company’s common stock underlying the warrant. The $75,000 due from Century Capital to the Company as a result of the purchase of the 937,500 shares was offset by the Company against a portion of Century Capital’s bonus for the period February 1, 2003 through January 31, 2004.

The Underlying Purchase Price adjusted to $.02 per share as of November 1, 2004, the date when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $.02 per share. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

For the fiscal years ended October 31, 2005 and 2004, the Company recorded $1,640 and $28,127, respectively, of consulting expense associated with warrant shares that vested pursuant to the warrant. As of October 31, 2005, all 1,500,000 shares underlying the warrant had been purchased.

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

For the fiscal years ended October 31, 2005 and 2004, the Company recorded $0 and $12,632, respectively, of amortization expense associated with the warrant shares that vested pursuant to the warrant. As of October 31, 2005, 200,000 shares underlying the warrant had been purchased and 500,000 shares underlying the warrant remained unvested and were not yet available for purchase.

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

For the fiscal year ended October 31, 2005, the Company recorded $7,281 of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of October 31, 2005, 375,000 shares underlying the warrant had been purchased, 62,497 shares underlying the warrant are available for purchase and 62,503 shares underlying the warrant remain unvested and are not yet available for purchase.

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

For the fiscal years ended October 31, 2005 and 2004, the Company recorded $31,504 and $63,226, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of October 31, 2005, an aggregate of 599,998 shares underlying the warrants were available for purchase and an aggregate of 200,002 shares underlying the warrants had been cancelled.

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

On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrant issued to him. The Company received gross proceeds of $2,664 from the issuance of these shares.

For the fiscal year ended October 31, 2005 and 2004, the Company recorded $13,177 and $15,057, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of October 31, 2005, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants were available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

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

On February 25, 2005, John A. Moore, a current director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant issued to him. The Company received $3,000 in connection with the issuance of these shares.

For the fiscal year ended October 31, 2005, the Company recorded $4,332 of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of October 31, 2005, an aggregate of 100,000 shares underlying the warrants had been purchased, an aggregate of 100,000 shares underlying the warrants were available for purchase and an aggregate of 200,000 shares underlying the warrant remain unvested and are not yet available for purchase.

Consultant Warrant Issued May 11, 2005: On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear for consulting services rendered by Dr. Sear to the Company. The warrant had a five year term and was exercisable at $.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.93%; volatility of 62.59%; and an expected life of one month. The warrant had a fair value of approximately $2,813 at the date of issuance.

On May 16, 2005, all 100,000 shares underlying the warrant were purchased. The Company received $5,000 of gross proceeds from the issuance of these shares. For the fiscal year ended October 31, 2005, the Company recognized $2,813 of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

Stock warrant transactions during the fiscal years ended October 31, 2005 and 2004 were as follows (see Note 12):

	Warrant Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share

Balance, October 31, 2003	2,880,000	1,643,539	$0.02 - $6.75	$1.26
Warrants vested during the year	1,300,000	1,162,298	$0.04	$0.04
Exercised during the year	(937,500)	(937,500)	$0.08	$0.08
Expired/terminated during the year	(533,334)	(400,000)	$0.26 & $6.75	$5.13
Balance, October 31, 2004	2,709,166	1,468,337	$0.02 - $4.50	$0.32
Warrants vested during the year	1,000,000	1,278,258	$0.03 & $0.05	$0.03
Exercised during the year	(1,404,100)	(1,404,100)	$0.02 - $0.05	$0.03
Expired/terminated during the year	(200,068)	—	$0.04 & $0.26	$0.11
Balance, October 31, 2005	2,104,998	1,342,495	$0.03 - $4.50	$0.39

Information with respect to warrants outstanding and warrants exercisable at October 31, 2005 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.03 - $0.26	1,924,998	5.1	$0.11	1,162,495	$0.15
$2.45 & $4.50	180,000	1.0	$3.48	180,000	$3.48
	2,104,998	4.7	$0.39	1,342,495	$0.60

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

On May 14, 2004, the Company issued 1,875,000 shares of common stock to the owners and officers of Century Capital, David R. LaVance and Thomas S. Gifford, related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2003 and ending January 31, 2004. The Company did not receive any proceeds from this issuance and recorded $150,000 of compensation expense based on the fair market value of the stock ($0.08 per share) on the date the bonus was awarded (May 14, 2004).

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

On February 25, 2005, the Company issued 500,000 shares of common stock (fair market value of $0.03 per share or $15,000) to the owners and officers of Century Capital, David R. LaVance and Thomas S. Gifford, in lieu of the $50,000 bonus deferred by Century Capital for the period commencing February 1, 2003 and ending January 31, 2004. In addition, on February 25, 2005, the Company issued 600,000 shares of common stock (fair market value of $0.03 per share or $18,000) to the owners and officers of Century Capital, David R. LaVance and Thomas S. Gifford, in lieu of $60,000 of monthly consulting fees that had been deferred by Century Capital. The Company recorded a $77,000 reduction in consulting expense during the fiscal year ended October 31, 2005 in order to account for the difference between the fair market value on the date of issuance of the common stock issued to Century Capital ($33,000) and the amount of accounts payable that was satisfied by the issuance of the common stock ($110,000). The Company did not receive any proceeds from either issuance of common stock.

On August 25, 2005, the Company issued 1,000,000 shares of common stock (fair market value of $0.04 per share or $40,000) to the owners and officers of Century Capital, David R. LaVance and Thomas S. Gifford, in lieu of $50,000 of monthly consulting fees that had been deferred by Century Capital. The Company recorded a $10,000 reduction in consulting expense during the fiscal year ended October 31, 2005 in order to account for the difference between the fair market value on the date of issuance of the common stock issued to Century Capital ($40,000) and the amount of accounts payable that was satisfied by the issuance of the common stock ($50,000). The Company did not receive any proceeds from this issuance of common stock.

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). 3,000,000 shares of common stock were purchased by Richard Rimer, a private investor, for $150,000. 1,000,000 shares of common stock were purchased by John A. Moore, a director of the Company, for $50,000. The market price of the common stock on the date of the closing of the transaction was $.04 per share.

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

On November 29, 2004, the Company retired 30,000 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Laurence M. Simon. See Note 4.

10.   Note Payable

On December 23, 2004, the Company entered into a finance agreement with Amgro, Inc. (“Amgro”). Pursuant to the terms of this agreement, Amgro loaned the Company the principal amount of $52,520, which amount would accrue interest at a rate of 7.75% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The agreement required the Company to make nine monthly payments of $6,026, including interest, with the first payment due upon the execution of the agreement. As of October 31, 2005, there was no outstanding principal balance related to this finance agreement.

11.   Convertible Debentures

On May 26, 2005, the Company closed on a private placement of Debentures. The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 2 year term maturing on April 30, 2007, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Debentures. Up to 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.20 per share. As of October 31, 2005, the Company had accrued $12,098 of interest related to the Debentures, which amount remains outstanding.

12.   Commitments

Amended and Restated Consulting Agreement with Century Capital

Effective February 1, 2005, the original Consulting Services Agreement entered into between the Company and Century Capital as of February 1, 2003, was replaced by an amended and restated Consulting Services Agreement. Pursuant to the amended and restated Consulting Services Agreement, Century Capital agreed to provide the services of Mr. LaVance and Mr. Gifford as the Company’s corporate officers. As provided in the amended and restated Consulting Services Agreement, Mr. LaVance will continue to serve as the Company’s President and Chief Executive Officer and Mr. Gifford will continue to serve as the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The amended and restated Consulting Services Agreement also provides that Mr. LaVance and Mr. Gifford will continue to be treated as independent contractors for the purposes of compensation, will not be paid any salary or other compensation directly by the Company and will not participate in the Company’s employee benefit plans.

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

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant dated February 25, 2005 to purchase 500,000 shares of the Company’s common stock at a purchase price of $0.03 per share. The warrant had a fair value of $10,674 on the date of issuance. See Note 9 - Warrants to Purchase Common Stock.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock pursuant to the warrant dated February 25, 2005. On both May 20, 2005 and August 25, 2005, Century Capital exercised its right to purchase 62,500 shares of the Company’s common stock (125,000 shares in total) underlying the warrant. The $11,250 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. See Note 9 - Warrants to Purchase Common Stock.

Cancellation of Operating Lease

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

13.   Subsequent Events

Warrants to Purchase Common Stock

Century Capital Warrant Dated May 14, 2004. On November 13, 2006, Century Capital exercised its right to purchase 300,000 shares of the Company’s common stock underlying the warrant. Of the shares purchased, 100,000 shares became available for purchase on November 24, 2005, the date the Company filed its annual report on Form 10-KSB for the fiscal year ended October 31, 2002. In addition, 100,000 shares became eligible for purchase on May 27, 2006, the date the Company filed its quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003 and the other 100,000 shares became available for purchase on November 10, 2006, the date the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS. The $12,000 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

Century Capital Warrant Dated February 25, 2005. On November 13, 2006, Century Capital exercised its right to purchase 125,000 shares of the Company’s common stock underlying the warrant. The $3,750 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

Litigation

Syntest Litigation. On February 22, 2006, the Company amended its complaint in this action to, among other things, include claims that Muhammed Malik, in his capacity as a consultant to the Company and as president of Intermax and Syntho, provided substantial assistance to the former officers and certain former directors of the Company in carrying out the scheme to overstate Medi-Hut’s revenues and earnings through fraudulent accounting practices and committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1.

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