Form 10QSB
period 2006-01-31
SCIVANTA MEDICAL CORP
filed 2007-01-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 282-1620
(Issuer’s telephone number)

MEDI-HUT CO., INC.
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

As of December 31, 2006, there were 21,701,090 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

SCIVANTA MEDICAL CORPORATION

PART I.FINANCIAL INFORMATION

Item 1.	Financial Statements

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Balance Sheets

	January 31, 2006 (Unaudited)	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$534,479	$612,076
Prepaid insurance and other	53,908	14,645
Note receivable, current portion	600,000	600,000

Total current assets	1,188,387	1,226,721

Other assets:
Note receivable, net of current portion	—	150,000
Other	26,359	33,864

Total other assets	26,359	183,864

Total assets	$1,214,746	$1,410,585

Liabilities
Current liabilities:
Accounts payable	$115,896	$106,209
Accounts payable - related party	384,617	287,132
Accrued expenses	139,598	139,618

Total current liabilities	640,111	532,959

Long term liabilities:
Convertible debentures	300,000	300,000

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 21,276,090 shares issued and outstanding	21,276	21,276
Additional paid in capital	19,766,486	19,766,486
Deferred compensation	(26,405)	(37,018)
Accumulated deficit	(19,486,722)	(19,173,118)

Total stockholders' equity	274,635	577,626

Total liabilities and stockholders' equity	$1,214,746	$1,410,585

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2006	2005

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
General and administrative	316,055	500,685

Loss from operations	(316,055)	(500,685)

Proceeds from settlement of litigation	8,500	300,000
Interest income	—	699
Interest expense	(6,049)	(339)

Net loss	$(313,604)	$(200,325)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	21,276,090	14,402,996

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(313,604)	$(200,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,505	2,162
Amortization of deferred compensation	10,613	20,207
Consulting expense related to warrants	—	1,640
Changes in operating assets and liabilities:
Accounts receivable	—	270
Prepaid insurance and other	(39,263)	(33,478)
Income tax refund	—	6,246
Accounts payable	9,687	29,151
Accounts payable - related party	97,485	114,222
Accrued expenses	(20)	16,698
Net cash used in operating activities	(227,597)	(43,207)
Cash flows from investing activity:
Proceeds from sale of distribution rights	150,000	—

Cash flows from financing activities:
Proceeds from note payable	—	52,520
Repayment of note payable	—	(5,686)
Net cash provided by financing activities	—	46,834
(Decrease) increase in cash and cash equivalents	(77,597)	3,627
Cash and cash equivalents - beginning of period	612,076	693,939
Cash and cash equivalents - end of period	$534,479	$697,566

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$339

Noncash financing activity:
Issuance of common stock as payment of amounts due to related party	$—	$16,438

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Notes to the Unaudited Consolidated Financial Statements

1.  Basis of Presentation

On January 4, 2007, Medi-Hut Co., Inc. changed its name to Scivanta Medical Corporation “Scivanta” or the “Company”). The financial statements included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of October 31, 2005 and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”).

The Company currently does not have any revenue from any sources. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

Management believes the funds received in connection with the purchase and settlement agreement with Breckenridge Pharmaceutical Inc. (“Breckenridge”) and the proceeds received from the settlement agreements with: (1) Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”); and (2) Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), together with funds currently available to the Company, will be sufficient to support planned operations through February 1, 2008 (see Notes 3 and 11). However, management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

2.  Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2005, the original Consulting Services Agreement entered into between the Company and Century Capital as of February 1, 2003, was replaced by an amended and restated Consulting Services Agreement pursuant to which Mr. LaVance and Mr. Gifford provide services to the Company as executive management.

For the three months ended January 31, 2006, the Company was billed $150,000 for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of January 31, 2006, the Company owed Century Capital $332,117 for unpaid monthly fees, bonuses and expenses, of which $53,367 was paid by the Company subsequent to the quarter ended January 31, 2006.

For the three months ended January 31, 2005, the Company was billed $225,000 for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the three months ended January 31, 2005, the Company accrued $181,250 related to the annual bonus due to Century Capital, pursuant to the original Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005.

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the three months ended January 31, 2006, the Company was billed $7,500 for rent. As of January 31, 2006, the Company owed Century Capital $52,500 pursuant to the Shared Services Agreement, which amount was paid by the Company subsequent to the quarter ended January 31, 2006. As of October 31, 2005, the Company owed Century Capital $45,000 pursuant to the Shared Services Agreement.

3.  Note Receivable

On October 17, 2005, as part of the purchase and settlement agreement between the Company and Breckenridge, the Company sold its distribution and other rights and business with respect to Syntest, a hormone replacement therapy drug, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid in October 2005 after the execution of the purchase and settlement agreement, and (2) $50,000 was to be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007.

During the three months ended January 31, 2006, the Company received aggregate payments of $150,000 from Breckenridge on the note receivable. As of January 31, 2006, the outstanding balance on the note receivable was $600,000. As of December 31, 2006, the Company received aggregate payments of $700,000 from Breckenridge on the note receivable.

4.  Convertible Debentures

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

For the three months ended January 31, 2006, the Company recorded a total of $6,049 of interest expense related to the Debentures. As of January 31, 2006, the Company had accrued $18,147 of interest related to the Debentures, which amount remains outstanding.

5.  Stock-Based Compensation

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

The Company accounts for options granted to non-employees under SFAS 123 and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). These options may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

During the three months ended January 31, 2006, the Company granted 100,000 options to an employee. No stock-based compensation was reflected in the net loss for the three months ended January 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three months ended January 31, 2006, the Company recognized a total of $10,613 of amortization expense related to warrants issued to Century Capital on May 14, 2004 and February 25, 2005 and the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on February 25, 2005. See Note 8.

During the three months ended January 31, 2005, the Company granted 35,000 options to employees. No stock-based compensation was reflected in the net loss for the three months ended January 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three months ended January 31, 2005, the Company recognized a total of $1,640 of consulting expense related to the warrant issued to Century Capital on February 1, 2003 and a total of $20,207 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003 and May 14, 2004. See Note 8.

The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards:

	Three Months Ended January 31,
	2006	2005

Reported net loss	$(313,604)	$(200,325)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(740)	(1,846)
Pro forma net loss	$(314,344)	$(202,171)
Basic and diluted net loss per share:
As reported	$(0.01)	$(0.01)

Pro forma	$(0.01)	$(0.01)

6.  Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt, provided that the exercise price of the stock options and warrants and the conversion price of the convertible debt is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive.

During the three months ended January 31, 2006, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of January 31, 2006, total potential dilutive securities included 2,104,998 shares of common stock subject to warrants, 370,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures.

During the three months ended January 31, 2005, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of January 31, 2005, total potential dilutive securities included 1,887,222 shares of common stock subject to warrants and 270,000 shares of common stock subject to options.

7.  Income Taxes

The Company has approximately $10,639,983 and $10,620,255 in federal and state net operating loss carryovers, respectively, which were generated through October 31, 2005 and are available to offset future taxable income in fiscal years 2006 through 2025. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $124,872 during the three months ended January 31, 2006, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of January 31, 2006 and October 31, 2005 are as follows:

	January 31, 2006	October 31, 2005

Net operating loss	$4,153,087	$4,033,608
Write-down of impaired assets	1,507,469	1,507,469
Depreciation and amortization	152,051	146,658
Other	36,379	36,379
Total gross deferred tax assets	5,848,986	5,724,114
Valuation allowance	(5,848,986)	(5,724,114)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

8.  Stockholders’ Equity

Warrants to Purchase Common Stock

Century Capital Warrant Dated May 14, 2004. On May 14, 2004, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $0.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant becoming available for purchase upon the achievement of specific milestones.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.79%; volatility of 50.47%; and an expected life of 10 years. The warrant had a fair value of approximately $44,211 on the date of issuance.

During the three months ended January 31, 2006 and 2005, the Company recorded $6,316 and $0, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of January 31, 2006, 200,000 shares underlying the warrant had been purchased, 100,000 shares underlying the warrant were available for purchase and 400,000 shares underlying the warrant were unvested and were not yet available for purchase.

Century Capital Warrant Dated February 25, 2005. Pursuant to the amended and restated Consulting Services Agreement, on February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $0.03 per share until February 25, 2015. The warrant vested as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 25, 2005; (b) an additional 20,833 of the shares underlying the warrant became available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005 and (c) 20,837 of the shares underlying the warrant became available for purchase on January 31, 2006.

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

For the three months ended January 31, 2006, the Company recorded $2,690 of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of January 31, 2006, 375,000 shares underlying the warrant had been purchased and 125,000 shares underlying the warrant were available for purchase.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $0.26 per share until July 24, 2008. The shares of common stock underlying each warrant vested on the date of issuance (66,666 shares), on the first anniversary of the date of issuance (66,666 shares) and on the second anniversary of the date of issuance (66,668 shares).

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

As of July 24, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the three months ended January 31, 2006, the Company recorded no amortization expense with respect to the warrants. During the three months ended January 31, 2005, the Company recorded $13,017 of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of January 31, 2006, an aggregate of 599,998 shares underlying the warrants were available for purchase and an aggregate of 200,002 shares underlying the warrants had been cancelled.

Director Warrants Dated May 14, 2004. On May 14, 2004, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 600,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $0.04 per share until May 14, 2009. The shares of common stock underlying each warrant vested on the date of issuance (66,600 shares) and on the first anniversary of the date of issuance (133,400 shares).

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.92%; volatility of 50.47%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance.

As of May 14, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the three months ended January 31, 2006, the Company recorded no amortization expense with respect to the warrants. During the three months ended January 31, 2006 and 2005, the Company recorded $0 and $7,190, respectively, of amortization expense associated with warrant shares that had vested pursuant to the warrants. As of January 31, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants were available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

Director Warrants Dated February 25, 2005. On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $0.03 per share until February 25, 2010. The shares of common stock underlying each warrant vested on the date of issuance (100,000 shares) and on the first anniversary of the date of issuance (100,000).

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.91%; volatility of 57.77%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $6,378 at the date of issuance.

For the three months ended January 31, 2006, the Company recorded $1,607 of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of January 31, 2006, an aggregate of 100,000 shares underlying the warrants had been purchased, an aggregate of 100,000 shares underlying the warrants were available for purchase and an aggregate of 200,000 shares underlying the warrant were unvested and were not yet available for purchase.

Century Capital Warrants Exercised During the Quarter Ended January 31, 2005. During the three months ended January 31, 2005, Century Capital exercised it right to purchase 621,876 shares of the Company’s common stock underlying warrants dated February 1, 2003 and May 14, 2004. The $16,438 due to the Company from Century Capital as a result of these exercises was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

9.  Litigation

As set forth in “Part II, Item 1. Legal Proceedings,” the Company was involved in various litigation during the periods covered by this report. See Notes 3 and 11.

10.  Recent Accounting Pronouncements

In October 2004, the Financial Accounting Standards Board (the “FASB”) concluded that the proposed SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which would require all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value, would be effective for public companies (except small business issuers as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. The Company will not have to adopt SFAS 123R until the fiscal year ending October 31, 2007. The Company does not expect SFAS 123R to have a material impact on its consolidated results of operations or financial condition.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 to have a material impact on its consolidated results of operations or financial condition.

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

11.  Subsequent Events

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

On April 10, 2006, the Syntho Group counterclaimed against the Company and Century Capital, David R. LaVance and Thomas S. Gifford, as agents of the Company, for allegedly violating the Lanham Act and tortiously interfering with Syntho’s contractual relationship with Breckenridge.

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax. Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. See “Litigation Against Certain Former Officers and Directors and Others.” In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement.

Litigation Against Certain Former Officers and Directors and Others. In late 2005 and early 2006, defendants Syntho and Muhammed Malik made motions to dismiss the Company’s claims based on the entire controversy doctrine and the principle of comity. These motions were denied. In April 2006, Syntho and Muhammed Malik sought leave to appeal the denial of their motion to dismiss on the principle of comity. This motion was also denied.

On April 6, 2006, the Company filed a second amended complaint in which it alleges that, among other things, it has suffered significant damages as a result of the Syntho Group’s breach of the distribution agreement between Syntho and the Company, pursuant to which the Company had exclusive rights to distribute Syntest, and the Syntho Group’s related conduct.

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

General

Certain information included in this quarterly report on Form 10-QSB and other filings of the Company under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Company may participate; competition within the Company’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Company to successfully develop or acquire products and form new business relationships.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements required the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes, contingencies and litigation. The Company based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that the Company believes affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis or Plan of Operation and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2005. There have been no material changes to the critical accounting policies.

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any revenue from any sources. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

General and Administrative. For the three months ended January 31, 2006, general and administrative expenses were $316,055, as compared to $500,685 for the three months ended January 31, 2005. The $184,630, or 37%, decrease in general and administrative expenses for the three months ended January 31, 2006 was primarily due to a $13,952 decrease in the cost of director and officer liability insurance and product liability insurance, a $15,154 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $11,123 decrease in compensation and related benefits as a result of a reduction in personnel, a $105,250 decrease in the consulting expense primarily related to the reduction in the monthly fee paid to Century Capital commencing February 1, 2005 and a reduction in the annual bonus paid to Century Capital, a $10,139 decrease in travel expenses and a $9,594 decrease in amortization expense related to deferred compensation.

The Company expects legal expenses related to litigation to decrease commencing with the first quarter of the fiscal year ending October 31, 2007 as a result of its settlement with the Syntho Group. General and administrative expenses overall should increase in the fiscal year ending October 31, 2007 as the Company develops the HCMS and pursues other corporate activities and strategic initiatives. The Company also expects research and development expenses to increase as a result of the development efforts related to the HCMS.

Other Income (Expenses). During the three months ended January 31, 2006, the Company recorded $8,500 of other income related to the settlement of a litigation. During the three months ended January 31, 2005, the Company recorded $300,000 of other income related to the settlement of litigation against Kinray Inc.

During the three months ended January 31, 2006, the Company incurred interest expense of $6,049, as compared to $339 for the three months ended January 31, 2005. The $5,710 increase in interest expense for the three months ended January 31, 2006 was primarily due to interest accrued on the Debentures issued by the Company on May 26, 2005.

Net Loss. For the three months ended January 31, 2006, the Company had a net loss of $313,604 or $0.01 per share (basic and diluted), as compared to a net loss of $200,325 or $0.01 per share (basic and diluted) for the three months ended January 31, 2005.

Liquidity and Capital Resources

As of January 31, 2006, the Company had working capital of $548,276. As of January 31, 2006, cash on hand was $534,479, a decrease of $77,597 from October 31, 2005. The decrease in cash on hand was primarily due to the net loss of $313,604 and an increase in prepaid insurance and other of $39,263. These decreases in cash were offset by an increase in accounts payable and related party accounts payable of $107,172 and a $150,000 decrease in the note receivable related to the sale of the Syntest distribution rights.

On February 21, 2006, the Company entered into a settlement agreement and release with Rosenberg pursuant to which the Company was paid $425,000. See “Part II, Item 1. Legal Proceedings - Litigation Against Former Accounting Firms.”

On November 22, 2006, the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax entered into a settlement agreement and release whereby the Syntho Group agreed to pay the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement. See “Part II, Item 1. Legal Proceedings - Syntest Litigation; Litigation Against Certain Former Officers and Directors and Others.”

The Company has sustained recurring losses and negative cash flows from operations. The Company’s operations have been funded through a combination of convertible debentures, private equity and proceeds received from the settlement of litigation.

No revenue is currently generated by the Company. As of December 31, 2006, the Company’s cash position was approximately $790,000. As of that date, $50,000 is due from Breckenridge pursuant to the purchase and settlement agreement entered into on October 17, 2005 by the Company and Breckenridge and $2,750,000 is to be received no later than March 27, 2007 from the Syntho Group pursuant to the settlement agreement and release entered into on November 22, 2006 by the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax. The Company estimates that the combination of the cash on hand and the monies due from Breckenridge and the Syntho Group is sufficient in order to fund the Company’s operations and the development of the HCMS for at least the next 12 months.

Management believes that the Company will require additional capital in order to complete the development of the HCMS, to acquire additional products and technologies and to otherwise implement its strategy for business development. The Company currently does not have any lending relationships with commercial banks and does not anticipate establishing such a relationship in the foreseeable future due to the Company’s limited operations and assets. Consequently, management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities. There can be no assurance as to the availability or terms upon which such capital might be available.

Item 3.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s President and Chief Executive Officer along with the Company’s Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective. During the Company’s last fiscal quarter, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Syntest Litigation

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against the Syntho Group, the Breckenridge Group and Scott Schrader and his affiliates, namely Schrader Associates, Bluegrass Drug LLC and Medpharm Corporation (collectively, the “Schrader Group”), relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expired no earlier than November 2006. In its complaint, the Company alleged that Syntho permitted Breckenridge, Medpharm Corporation and Bluegrass Drug LLC to distribute Syntest in violation of its agreement with Syntho and that Scott Schrader and Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

On April 21, 2004, the Company entered into a settlement agreement and limited release with the Schrader Group. Pursuant to this agreement, the Company and the Schrader Group agreed to dismiss with prejudice the actions which were pending against each other. As part of the settlement reached by the Company and the Schrader Group, the Schrader Group paid to the Company a cash payment of $375,000. In addition, the parties released each other from certain claims arising out of the distribution and sale of Syntest.

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. As of December 31, 2006, the Company received an aggregate of $950,000 of payments from Breckenridge pursuant to the purchase and settlement agreement.

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax. Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. See “Litigation Against Certain Former Officers and Directors and Others.” In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement.

Litigation Against Certain Former Officers and Directors and Others

On December 4, 2003, the Company commenced litigation in the Superior Court of New Jersey against certain of its former officers and directors, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Greco, an officer of Kinray, Inc. In its complaint, the Company alleged that Joseph A. Sanpietro, a former director and the former President and Chief Executive Officer of the Company, Vincent J. Sanpietro, a former director and the former Chief Operating Officer and Secretary of the Company, Laurence M. Simon, the former Chief Financial Officer of the Company, and Lawrence P. Marasco, the former Vice President of Sales of the Company, caused the Company to suffer significant damage and incur substantial costs by engaging in a scheme to overstate the Company’s revenues and earnings through fraudulent accounting practices. The Company also alleged in its complaint that these former officers and directors, in furtherance of their scheme to defraud, filed materially false and misleading documents with the SEC and disseminated materially false and misleading information to the general public, investors and financial advisors and brokers. In addition to the foregoing, the Company alleged in its complaint that these former officers and directors, with the assistance of Larval Corp., an entity controlled by Mr. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Greco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. Further, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon.

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

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, which served as the Company’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, an accounting consultant engaged by the Company to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, the Company, among other things, alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs.

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

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The plaintiffs’ allegations are the same as those alleged in the class action lawsuits discussed above. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuit.

On October 4, 2006, the Company filed a motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted the Company’s motion and dismissed the complaint without prejudice.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

DATE:	SCIVANTA MEDICAL CORPORATION

January 26, 2007	By:	/s/ David R. LaVance
David R. LaVance President and Chief Executive Officer

January 26, 2007	By:	/s/ Thomas S. Gifford
Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

3.1
Restated Articles of Incorporation of Scivanta Medical Corporation, formerly Medi-Hut Co., Inc. (the “Registrant”), which was filed in the Office of the Secretary of State of the State of Nevada on January 23, 2007.

3.2	Amended and Restated Bylaws of the Registrant.

4.1	Specimen stock certificate representing the Registrant’s common stock.

4.2
Convertible Debenture for $50,000, dated May 1, 2005, issued to Manor Oaks Capital Management (Incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.3
Convertible Debenture for $50,000, dated May 1, 2005, issued to Chartwell Partners, LLP (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.4
Convertible Debenture for $50,000, dated May 1, 2005, issued to Glenwood Partners, L.P. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.5
Convertible Debenture for $50,000, dated May 1, 2005, issued to Radiology for South Philadelphia Profit Sharing Plan (Incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.6
Convertible Debenture for $50,000, dated May 1, 2005, issued to Mark W. Cooper (Incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

4.7
Convertible Debenture for $50,000, dated May 1, 2005, issued to Richard Rimer (Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.1
The Registrant’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2
Amended and Restated Consulting Services Agreement, dated as of February 1, 2005, between the Registrant and Century Capital Associates, LLC (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.3
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to James G. Aaron. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.4
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to Richard E. Otto. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.5
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to John A. Moore. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.6
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to Salvatore J. Badalamenti. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.7
Warrant to purchase 200,000 shares of common stock of the Registrant, dated May 14, 2004, issued to Richard E. Otto. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.8
Warrant to purchase 200,000 shares of common stock of the Registrant, dated May 14, 2004, issued to John A. Moore. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.9
Warrant to purchase 200,000 shares of common stock of the Registrant, dated May 14, 2004, issued to Salvatore J. Badalamenti. (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.10
Warrant to purchase 700,000 shares of common stock of the Registrant, dated May 14, 2004, issued to Century Capital Associates, LLC. (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.11
Warrant to purchase 500,000 shares of common stock of the Registrant, dated February 25, 2005, issued to Century Capital Associates, LLC. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.12
Warrant to purchase 200,000 shares of common stock of the Registrant, dated February 25, 2005, issued to John A. Moore. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.13
Warrant to purchase 200,000 shares of common stock of the Registrant, dated February 25, 2005, issued to Richard E. Otto. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.14
Shared Services Agreement, dated May 1, 2004, between the Registrant and Century Capital Associates LLC. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.15
Technology License Agreement between The Research Foundation of State University of New York for and on behalf of University of Buffalo and the Registrant dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.