Form 10QSB
period 2006-04-30
SCIVANTA MEDICAL CORP
filed 2007-01-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended April 30, 2006

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SCIVANTA MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Balance Sheets

	April 30, 2006 (Unaudited)	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$833,840	$612,076
Prepaid insurance and other	38,437	14,645
Note receivable, current portion	450,000	600,000

Total current assets	1,322,277	1,226,721

Other assets:
Note receivable, net of current portion	—	150,000
Other	24,655	33,864

Total other assets	24,655	183,864

Total assets	$1,346,932	$1,410,585

Liabilities
Current liabilities:
Accounts payable	$120,272	$106,209
Accounts payable - related party	392,402	287,132
Accrued expenses	121,913	139,618
Convertible debentures	300,000	—

Total current liabilities	934,587	532,959

Long term liabilities:
Convertible debentures	—	300,000

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 21,276,090 shares issued and outstanding	21,276	21,276
Additional paid in capital	19,766,486	19,766,486
Deferred compensation	(25,263)	(37,018)
Accumulated deficit	(19,350,154)	(19,173,118)

Total stockholders' equity	412,345	577,626

Total liabilities and stockholders' equity	$1,346,932	$1,410,585

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	282,580	291,895	598,635	792,580

Loss from operations	(282,580)	(291,895)	(598,635)	(792,580)

Proceeds from settlement of litigation	425,000	—	433,500	300,000
Interest income	—	—	—	699
Interest expense	(5,852)	(796)	(11,901)	(1,135)

Net income (loss)	$136,568	$(292,691)	$(177,036)	$(493,016)

Net income (loss) per common share, basic and diluted	$0.01	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic	21,276,090	15,604,198	21,276,090	14,993,643
Diluted	21,436,092	15,604,198	21,276,090	14,993,643
The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(177,036)	$(493,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,209	4,324
Amortization of deferred compensation	11,755	37,903
Consulting expense related to warrants	—	1,640
Changes in operating assets and liabilities:
Accounts receivable	—	5,369
Prepaid insurance and other	(23,792)	(14,438)
Income tax refund	—	6,246
Accounts payable	14,063	19,960
Accounts payable - related party	105,270	45,118
Accrued expenses	(17,705)	4,460
Net cash used in operating activities	(78,236)	(382,434)

Cash flows from investing activity:
Proceeds from sale of distribution rights	300,000	—

Cash flows from financing activities:
Proceeds from note payable	—	52,520
Repayment of note payable	—	(22,967)
Proceeds from exercise of warrants	—	5,664
Net cash provided by financing activities	—	35,217
Increase (decrease) in cash and cash equivalents	221,764	(347,217)
Cash and cash equivalents - beginning of period	612,076	693,939
Cash and cash equivalents - end of period	$833,840	$346,722

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$1,135
Cash paid during the period for income taxes	$500	$500

Noncash financing activity:
Issuance of common stock as payment of amounts due to related party	$—	$59,749

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

For the three and six months ended April 30, 2006, the Company was billed $150,000 and $300,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of April 30, 2006, the Company owed Century Capital $342,402 for unpaid monthly fees, bonuses and expenses, of which $18,652 was paid by the Company subsequent to the quarter ended April 30, 2006.

For the three and six months ended April 30, 2005, the Company was billed $150,000 and $375,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the six months ended April 30, 2005, the Company accrued $31,250 related to the annual bonus due to Century Capital, pursuant to the original Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. As of April 30, 2005, the Company owed Century Capital $216,988 for unpaid monthly fees, bonuses and expenses.

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the three and six months ended April 30, 2006, the Company was billed $7,500 and $15,000, respectively, for rent. As of April 30, 2006, the Company owed Century Capital $50,000 pursuant to the Shared Services Agreement, which amount was paid by the Company subsequent to the quarter ended April 30, 2006. As of October 31, 2005, the Company owed Century Capital $45,000 pursuant to the Shared Services Agreement.

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

During the six months ended April 30, 2006, the Company received aggregate payments of $300,000 from Breckenridge on the note receivable. As of April 30, 2006, the outstanding balance on the note receivable was $450,000. As of December 31, 2006, the Company received aggregate payments of $700,000 from Breckenridge on the note receivable.

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

For the three and six months ended April 30, 2006, the Company recorded a total of $5,852 and $11,901, respectively, of interest expense related to the Debentures. As of April 30, 2006, the Company had accrued $23,999 of interest related to the Debentures, which amount remains outstanding.

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

During the three months ended April 30, 2006, the Company did not grant any options to employees. During the six months ended April 30, 2006, the Company granted 100,000 options to an employee. No stock-based compensation is reflected in the net loss for the six months ended April 30, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and six months ended April 30, 2006, the Company recognized a total of $1,142 and $11,755, respectively, of amortization expense related to the warrants issued to Century Capital on May 14, 2004 and February 25, 2005 and the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on February 25, 2005. See Note 8.

During the three months ended April 30, 2005, the Company did not grant any options to employees. During the six months ended April 30, 2005, the Company granted 35,000 options to employees. No stock-based compensation is reflected in the net loss for the six months ended April 30, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and six months ended April 30, 2005, the Company recognized a total of $1,901 and $3,541, respectively, of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003 and February 25, 2005. During the three and six months ended April 30, 2005, the Company recognized a total of $15,796 and $36,003, respectively, of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003, May 14, 2004 and February 25, 2005. See Note 8.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value based method had been applied to all awards:

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005

Reported net income (loss)	$136,568	$(292,691)	$(177,036)	$(493,016)
Stock-based employee compensation expense included in net income (loss), net of related tax effects	—	—	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,006)	(1,819)	(1,746)	(3,665)
Pro forma net income (loss)	$135,562	$(294,510)	$(178,782)	$(496,681)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.02)	$(0.01)	$(0.03)

Pro forma	$0.01	$(0.02)	$(0.01)	$(0.03)

6.	Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt, provided that the exercise price of the stock options and warrants and the conversion price of the convertible debt is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive.

For the three months ended April 30, 2006, the Company recorded net income. As of April 30, 2006, there were 35,000 stock options and a warrant to purchase 125,002 shares of common stock outstanding at exercise prices that were less than the fair market value of the Company’s common stock.

During the six months ended April 30, 2006, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of April 30, 2006, total potential dilutive securities included 2,104,998 shares of common stock subject to warrants, 370,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures.

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

The Company has approximately $10,639,983 and $10,620,255 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2005 and are available to offset future taxable income in fiscal years 2006 through 2025. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $69,941 during the six months ended April 30, 2006, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of April 30, 2006 and October 31, 2005 are as follows:

	April 30, 2006	October 31, 2005

Net operating loss	$4,098,863	$4,033,608
Write-down of impaired assets	1,507,469	1,507,469
Depreciation and amortization	151,344	146,658
Other	36,379	36,379
Total gross deferred tax assets	5,794,055	5,724,114
Valuation allowance	(5,794,055)	(5,724,114)
Net deferred tax assets	$—	$—

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

During the three and six months ended April 30, 2006, the Company recorded $0 and $6,316, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. During the three and six months ended April 30, 2005, the Company did not record any amortization expense associated with the warrant shares since no additional warrant shares had vested pursuant to the warrant. As of April 30, 2006, 200,000 shares underlying the warrant had been purchased, 100,000 shares underlying the warrant were available for purchase and 400,000 shares underlying the warrant were unvested and were not yet available for purchase.

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

During the three and six months ended April 30, 2006, the Company recorded $703 and $3,393, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. During the three and six months ended April 30, 2005, the Company recorded $1,901 of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of April 30, 2006, 375,000 shares underlying the warrant had been purchased and 125,000 shares underlying the warrant were available for purchase.

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

As of July 24, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the three and six months ended April 30, 2006, the Company recorded no amortization expense with respect to the warrants. During the three and six months ended April 30, 2005, the Company recorded $9,455 and $22,472, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of April 30, 2006, an aggregate of 599,998 shares underlying the warrants were available for purchase and an aggregate of 200,002 shares underlying the warrants had been cancelled.

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

As of May 14, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the three and six months ended April 30, 2006, the Company recorded no amortization expense with respect to the warrants. During the three and six months ended April 30, 2005, the Company recorded $5,223 and $12,413, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of April 30, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants were available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

Director Warrants Dated February 25, 2005. On February 25, 2005, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 400,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $0.03 per share until February 25, 2010. The shares of common stock underlying each warrant vested on the date of issuance (100,000 shares) and on the first anniversary of the date of issuance (100,000 shares).

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.91%; volatility of 57.77%; and an expected life of 5 years. The warrants had an aggregate fair value of approximately $6,378 at the date of issuance.

During the three and six months ended April 30, 2006, the Company recorded $439 and $2,046, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. During the three and six months ended April 30, 2005, the Company recorded $1,118 of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of April 30, 2006, an aggregate of 100,000 shares underlying the warrants had been purchased and an aggregate of 400,000 shares underlying the warrants were available for purchase.

Century Capital Warrants Exercised During the Quarter Ended April 30, 2005. During the three and six months ended April 30, 2005, Century Capital exercised it right to purchase 453,124 and 1,075,000 shares, respectively, of the Company’s common stock underlying warrants dated February 1, 2003, May 14, 2004 and February 25, 2005. The $10,311 and $26,749, respectively, due to the Company from Century Capital as a result of these exercises was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

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

The Company recorded a $77,000 reduction in consulting expense during the three and six months ended April 30, 2005 in order to account for the difference between the fair market value on the date of issuance of the common stock issued to Century Capital ($33,000) and the amount of accounts payable that was satisfied by the issuance of the common stock ($110,000). The Company did not receive any proceeds from this issuance.

9.	Litigation

As set forth in “Part II, Item 1. Legal Proceedings,” the Company was involved in various litigation during the periods covered by this report. Set forth below is a brief description of the developments in litigation set forth in “Part II, Item 1. Legal Proceedings,” which occurred during the three months ended April 30, 2006.

Syntest Litigation

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

On April 10, 2006, the Syntho Group counterclaimed against Medi-Hut and Century Capital, David R. LaVance and Thomas S. Gifford, as agents of the Company, for allegedly violating the Lanham Act and tortiously interfering with Syntho’s contractual relationship with Breckenridge. See Notes 3 and 11.

Litigation Against Certain Former Officers and Directors and Others

In late 2005 and early 2006, defendants Syntho and Muhammed Malik made motions to dismiss the Company’s claims based on the entire controversy doctrine and the principle of comity. These motions were denied. In April 2006, Syntho and Muhammed Malik sought leave to appeal the denial of their motion to dismiss on the principle of comity. This motion was also denied.

On April 6, 2006, the Company filed a second amended complaint in which it alleges that, among other things, it has suffered significant damages as a result of the Syntho Group’s breach of the distribution agreement between Syntho and the Company, pursuant to which the Company had exclusive rights to distribute Syntest, and the Syntho Group’s related conduct. See Note 11.

Litigation Against Former Accounting Firms

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

General and Administrative. For the three months ended April 30, 2006, general and administrative expenses were $282,580, as compared to $291,895 for the three months ended April 30, 2005. The $9,315, or 3%, decrease in general and administrative expenses for the three months ended April 30, 2006 was primarily due to a $2,422 decrease in the cost of director and officer liability insurance, a $34,555 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $7,487 decrease in compensation and related benefits as a result of a reduction in personnel, a $7,827 decrease in accounting related fees, a $2,095 decrease in travel expenses and a $16,555 decrease in amortization expense related to deferred compensation. These decreases in general and administrative expenses during the three months ended April 30, 2006 were offset by an increase in consulting expense of $64,306 during the period.

For the six months ended April 30, 2006, general and administrative expenses were $598,635, as compared to $792,580 for the six months ended April 30, 2005. The $193,945, or 24%, decrease in general and administrative expenses for the six months ended April 30, 2006 was primarily due to a $16,373 decrease in the cost of director and officer liability insurance, a $49,710 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $18,610 decrease in compensation and related benefits as a result of a reduction in personnel, a $24,585 decrease in consulting expenses primarily related to reduction in the monthly fee paid to Century Capital commencing February 1, 2005, a $11,404 decrease in accounting related fees, a $12,234 decrease in travel expenses and a $26,149 decrease in amortization expense related to deferred compensation.

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

Other Income (Expenses). During the three months ended April 30, 2006, the Company recorded $425,000 of other income related to the settlement of litigation against Rosenberg. During the three months ended April 30, 2005, the Company did not record any other income. During the three months ended April 30, 2006, the Company incurred interest expense of $5,852, as compared to $796 for the three months ended April 30, 2005. The $5,056 increase in interest expense for the three months ended April 30, 2006 was due to interest accrued on the Debentures issued by the Company on May 26, 2005.

During the six months ended April 30, 2006, the Company recorded $433,500 of other income primarily related to the settlement of litigation against Rosenberg. During the six months ended April 30, 2005, the Company recorded $300,000 of other income related to the settlement of litigation with Kinray, Inc. During the six months ended April 30, 2006, the Company incurred interest expense of $11,901, as compared to $1,135 for the six months ended April 30, 2005. The $10,766 increase in interest expense for the six months ended April 30, 2006 was due to interest accrued on the Debentures issued by the Company on May 26, 2005.

Net Income (Loss). For the three months ended April 30, 2006, the Company had a net income of $136,568 or $0.01 per share (basic and diluted), as compared to a net loss of $292,691 or $0.02 per share (basic and diluted) for the three months ended April 30, 2005. For the six months ended April 30, 2006, the Company had a net loss of $177,036 or $0.01 per share (basic and diluted), as compared to a net loss of $493,016 or $0.03 per share (basic and diluted) for the six months ended April 30, 2005.

Liquidity and Capital Resources

As of April 30, 2006, the Company had working capital of $387,690. As of April 30, 2006, cash on hand was $833,840, an increase of $221,764 from October 31, 2005. The increase in cash on hand was primarily due to an increase in accounts payable and related party accounts payable of $119,333 and a $300,000 decrease in the note receivable related to the sale of the Syntest distribution rights. These increases in cash were offset by the net loss of $177,036, which included other income of $433,500 related to the settlement of litigations, an increase in prepaid insurance and other of $23,792 and a decrease in accrued expenses of $17,705.

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

3.1
Restated Articles of Incorporation of Scivanta Medical Corporation, formerly Medi-Hut Co., Inc. (the “Registrant”), which was filed in the Office of the Secretary of State of the State of Nevada on January 23, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2007).

3.2
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1
Specimen stock certificate representing the Registrant’s common stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

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