Form 10QSB
period 2006-07-31
SCIVANTA MEDICAL CORP
filed 2007-01-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SCIVANTA MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Balance Sheets

	July 31, 2006 (Unaudited)	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$769,503	$612,076
Prepaid insurance and other	23,688	14,645
Note receivable, current portion	300,000	600,000

Total current assets	1,093,191	1,226,721

Other assets:
Note receivable, net of current portion	—	150,000
Other	22,951	33,864

Total other assets	22,951	183,864

Total assets	$1,116,142	$1,410,585

Liabilities
Current liabilities:
Accounts payable	$161,861	$106,209
Accounts payable - related party	436,534	287,132
Accrued expenses	102,549	139,618
Convertible debentures	300,000	—

Total current liabilities	1,000,944	532,959

Long term liabilities:
Convertible debentures	—	300,000

Commitments and contingencies

Stockholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized; 21,276,090 shares issued and outstanding	21,276	21,276
Additional paid in capital	19,766,486	19,766,486
Deferred compensation	(18,947)	(37,018)
Accumulated deficit	(19,653,617)	(19,173,118)

Total stockholders' equity	115,198	577,626

Total liabilities and stockholders' equity	$1,116,142	$1,410,585

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative	297,414	306,726	896,049	1,099,306

Loss from operations	(297,414)	(306,726)	(896,049)	(1,099,306)

Proceeds from settlement of litigation	—	—	433,500	300,000
Interest income	—	—	—	699
Interest expense	(6,049)	(6,508)	(17,950)	(7,643)

Net loss	$(303,463)	$(313,234)	$(480,499)	$(806,250)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	21,276,090	16,184,378	21,276,090	15,394,916

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(480,499)	$(806,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,913	6,486
Amortization of deferred compensation	18,071	51,996
Consulting expense related to warrants	—	4,453
Changes in operating assets and liabilities:
Accounts receivable	—	5,369
Prepaid insurance and other	(9,043)	3,238
Income tax refund	—	38,246
Accounts payable	55,652	(10,907)
Accounts payable - related party	149,402	104,893
Accrued expenses	(37,069)	15,979
Net cash used in operating activities	(292,573)	(586,497)
Cash flows from investing activity:
Proceeds from sale of distribution rights	450,000	—

Cash flows from financing activities:
Proceeds from note payable	—	52,520
Repayment of note payable	—	(40,585)
Proceeds from exercise of warrants	—	10,664
Proceeds from issuance of convertible debentures		300,000
Net cash provided by financing activities	—	322,599
Increase (decrease) in cash and cash equivalents	157,427	(263,898)
Cash and cash equivalents - beginning of period	612,076	693,939
Cash and cash equivalents - end of period	$769,503	$430,041

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$1,594
Cash paid during the period for income taxes	$500	$500

Noncash financing activity:
Issuance of common stock as payment of amounts due to related party	$—	$61,624

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

For the three and nine months ended July 31, 2006, the Company was billed $150,000 and $450,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of July 31, 2006, the Company owed Century Capital $386,534 for unpaid monthly fees, bonuses and expenses, of which $17,784 was paid by the Company subsequent to the quarter ended July 31, 2006.

For the three and nine months ended July 31, 2005, the Company was billed $150,000 and $525,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. In addition, during the nine months ended July 31, 2005, the Company accrued $31,250 related to the annual bonus due to Century Capital, pursuant to the original Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. As of July 31, 2005, the Company owed Century Capital $267,388 for unpaid monthly fees, bonuses and expenses.

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement has a month to month term that requires sixty day written notice to terminate and a monthly rental fee of $2,500. During the three and nine months ended July 31, 2006, the Company was billed $7,500 and $22,500, respectively, for rent. As of July 31, 2006, the Company owed Century Capital $50,000 pursuant to the Shared Services Agreement, which amount was paid by the Company subsequent to the quarter ended July 31, 2006. As of October 31, 2005, the Company owed Century Capital $45,000 pursuant to the Shared Services Agreement.

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

During the nine months ended July 31, 2006, the Company received aggregate payments of $450,000 from Breckenridge on the note receivable. As of July 31, 2006, the outstanding balance on the note receivable was $300,000. As of December 31, 2006, the Company received aggregate payments of $700,000 from Breckenridge on the note receivable.

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

For the three and nine months ended July 31, 2006, the Company recorded a total of $6,049 and $17,950, respectively, of interest expense related to the Debentures. As of July 31, 2006, the Company had accrued $30,048 of interest related to the Debentures, which amount remains outstanding.

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

During the three months ended July 31, 2006, the Company did not grant any options to employees. During the nine months ended July 31, 2006, the Company granted 100,000 options to an employee. No stock-based compensation is reflected in the net loss for the nine months ended July 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the three and nine months ended July 31, 2006, the Company recognized a total of $6,316 and $18,071, respectively, of amortization expense related to the warrants issued to Century Capital on May 14, 2004 and February 25, 2005 and the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on February 25, 2005. See Note 8.

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

The following table illustrates the effect on net loss and net loss per share if the fair value based method had been applied to all awards:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005

Reported net loss	$(303,463)	$(313,234)	$(480,499)	$(806,250)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,036)	(3,050)	(2,782)	(6,715)
Pro forma net loss	$(304,499)	$(316,284)	$(483,281)	$(812,965)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Pro forma	$(0.01)	$(0.02)	$(0.02)	$(0.05)

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

During the three and nine months ended July 31, 2006, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of July 31, 2006, total potential dilutive securities included 2,104,998 shares of common stock subject to warrants, 370,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures.

During the three and nine months ended July 31, 2005, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of July 31, 2005, total potential dilutive securities included 2,167,498 shares of common stock subject to warrants, 270,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures.

7.  Income Taxes

The Company has approximately $10,639,983 and $10,620,255 in federal and state net operating loss carryovers, respectively, that were generated through October 31, 2005 and are available to offset future taxable income in fiscal years 2006 through 2025. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $190,803 during the nine months ended July 31, 2006, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of July 31, 2006 and October 31, 2005 are as follows:

	July 31, 2006	October 31, 2005

Net operating loss	$4,218,366	$4,033,608
Write-down of impaired assets	1,507,469	1,507,469
Depreciation and amortization	152,703	146,658
Other	36,379	36,379
Total gross deferred tax assets	5,914,917	5,724,114
Valuation allowance	(5,914,917)	(5,724,114)
Net deferred tax assets	$—	$—

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

During the three and nine months ended July 31, 2006, the Company recorded $6,316 and $12,632, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. During the three and nine months ended July 31, 2005, the Company did not record any amortization expense associated with the warrant shares since no additional warrant shares had vested pursuant to the warrant. As of July 31, 2006, 200,000 shares underlying the warrant had been purchased, 200,000 shares underlying the warrant were available for purchase and 300,000 shares underlying the warrant were unvested and were not yet available for purchase.

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

During the three and nine months ended July 31, 2006, the Company recorded $0 and $3,393, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. During the three and nine months ended July 31, 2005, the Company recorded $2,690 and $4,591, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of July 31, 2006, 375,000 shares underlying the warrant had been purchased and 125,000 shares underlying the warrant were available for purchase.

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

As of July 24, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the three and nine months ended July 31, 2006, the Company recorded no amortization expense with respect to the warrants. During the three and nine months ended July 31, 2005, the Company recorded $9,032 and $31,504, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of July 31, 2006, an aggregate of 599,998 shares underlying the warrants were available for purchase and an aggregate of 200,002 shares underlying the warrants had been cancelled.

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

As of May 14, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the three and nine months ended July 31, 2006, the Company recorded no amortization expense with respect to the warrants. During the three and nine months ended July 31, 2005, the Company recorded $764 and $13,177, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of July 31, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants were available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

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

During the three and nine months ended July 31, 2006, the Company recorded $0 and $2,046, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. During the three and nine months ended July 31, 2005, the Company recorded $1,607 and $2,725, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of July 31, 2006, an aggregate of 100,000 shares underlying the warrants had been purchased and an aggregate of 400,000 shares underlying the warrants were available for purchase.

Century Capital Warrants Exercised During Quarter Ended July 31, 2005. During the three and nine months ended July 31, 2005, Century Capital exercised it right to purchase 62,500 and 1,137,500 shares, respectively, of the Company’s common stock underlying warrants dated February 1, 2003, May 14, 2004 and February 25, 2005. The $1,875 and $28,624, respectively, due to the Company from Century Capital as a result of these exercises was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

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

11.  Subsequent Events

Litigation

Syntest Litigation. On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax Pharmaceuticals, Inc. (“Intermax”). Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey (see Litigation Against Certain Former Officers and Directors and Others). In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement.

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

General and Administrative. For the three months ended July 31, 2006, general and administrative expenses were $297,414, as compared to $306,726 for the three months ended July 31, 2005. The $9,312, or 3%, decrease in general and administrative expenses for the three months ended July 31, 2006 was primarily due to a $2,422 decrease in the cost of director and officer liability insurance, a $8,530 decrease in compensation and related benefits as a result of a reduction in personnel, a $10,177 decrease in accounting related fees, a $12,438 decrease in general office expenses and a $7,777 decrease in amortization expense related to deferred compensation. These decreases in general and administrative expenses during the three months ended July 31, 2006 were offset by an increase in legal expenses of $31,937 which was primarily related to litigation costs.

For the nine months ended July 31, 2006, general and administrative expenses were $896,049, as compared to $1,099,306 for the nine months ended July 31, 2005. The $203,257, or 18%, decrease in general and administrative expenses for the nine months ended July 31, 2006 was primarily due to a $18,796 decrease in the cost of director and officer liability insurance, a $17,773 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $27,140 decrease in compensation and related benefits as a result of a reduction in personnel, a $28,043 decrease in consulting expenses primarily related to reduction in the monthly fee paid to Century Capital commencing February 1, 2005, a $21,581 decrease in accounting related fees, a $13,028 decrease in travel expenses and a $33,926 decrease in amortization expense related to deferred compensation.

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

Other Income (Expenses). During the three months ended July 31, 2006 and 2005, the Company incurred interest expense of $6,049 and $6,508, respectively, primarily related to interest accrued on the Debentures issued by the Company on May 26, 2005.

During the nine months ended July 31, 2006, the Company recorded $433,500 of other income primarily related to the settlement of litigation against Rosenberg. During the nine months ended July 31, 2005, the Company recorded $300,000 of other income related to the settlement of litigation with Kinray, Inc. During the nine months ended July 31, 2006, the Company incurred interest expense of $17,950, as compared to $7,643 for the nine months ended July 31, 2005. The $10,307 increase in interest expense for the nine months ended July 31, 2006 was due to interest accrued on the Debentures issued by the Company on May 26, 2005.

Net Loss. For the three months ended July 31, 2006, the Company had a net loss of $303,463 or $0.01 per share (basic and diluted), as compared to a net loss of $313,234 or $0.02 per share (basic and diluted) for the three months ended July 31, 2005. For the nine months ended July 31, 2006, the Company had a net loss of $480,499 or $0.02 per share (basic and diluted), as compared to a net loss of $806,250 or $0.05 per share (basic and diluted) for the nine months ended July 31, 2005.

Liquidity and Capital Resources

As of July 31, 2006, the Company had working capital of $92,247. As of July 31, 2006, cash on hand was $769,503, an increase of $157,427 from October 31, 2005. The increase in cash on hand was primarily due to an increase in accounts payable and related party accounts payable of $205,054 and a $450,000 decrease in the note receivable related to the sale of the Syntest distribution rights. These increases in cash were offset by the net loss of $480,499, which included other income of $433,500 related to the settlement of litigations, an increase in prepaid insurance and other of $9,043 and a decrease in accrued expenses of $37,069.

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

3.1
Restated Articles of Incorporation of Scivanta Medical Corporation, formerly the Medi-Hut Co., Inc. (the “Registrant”), which was filed in the Office of the Secretary of State of the State of Nevada on January 23, 2007 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2007).

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