Form 10KSB
period 2006-10-31
SCIVANTA MEDICAL CORP
filed 2007-01-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2006
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ________ to ________

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION
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

Revenues for the fiscal year ended October 31, 2006 were $0.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant, as of December 31, 2006, was approximately $3,093,088. The Registrant has no other class of capital stock outstanding.

As of December 31, 2006, 21,701,090 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No X

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

SCIVANTA MEDICAL CORPORATION

PART I

Item 1.	Description of Business

General

On January 4, 2007, Medi-Hut Co., Inc. changed its name to Scivanta Medical Corporation (“Scivanta” or the “Company”). Scivanta is a Nevada corporation that is headquartered in Spring Lake, New Jersey. The Company was incorporated in the State of New Jersey on November 29, 1982. On January 28, 1998, the Company entered into an Agreement and Plan of Reorganization with Indwest, Inc., a Utah corporation, whereby the Company changed its domicile to the State of Utah and became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 2, 1998, the Company completed a second change of domicile transaction and became a Delaware corporation, and, in the fall of 2001, completed a third and final change of domicile transaction and became a Nevada corporation.

On October 17, 2003, the Company formed Scivanta Corporation, a New Jersey corporation and wholly-owned subsidiary of the Company. Scivanta Corporation was formed to be an operating subsidiary of the Company, but is currently inactive.

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

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The term of the License Agreement commenced on November 10, 2006, the date of the License Agreement, and ends on the later of (i) the expiration date of the last to expire patent right related to the HCMS, which is currently June 12, 2018, or (ii) ten years from the sale of the first HCMS product.

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

The current standard of care for monitoring critically ill patients suffering from various cardiovascular conditions is an invasive procedure known as pulmonary artery catheterization. That procedure requires an incision into a patient’s neck or groin and the insertion of a Swan-Ganz catheter into the right atrium and ventricle of the heart, and then into a pulmonary artery. That procedure must be performed in an intensive care unit.

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

Patents and Copyrights

The HCMS is the subject of 11 United States patents and corresponding patents in major international markets, including Canada, European Union, Japan and India. The patents cover the important facets of the HCMS, including catheter design and construction, catheter positioning, monitor design, algorithms and balloon inflation techniques. The United States patents include United States Patent and Trademark Office numbers 5,048,532; 5,181,517; 5,263,485; 5,398,692; 5,551,439; 5,570,671; 5,697,375; 5,921,935; 6,120,442; 6,238,349 and 6,432,059. In addition, the software that converts the pressure signals into useful clinical information is the subject of copyright.

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

Competition

The following devices are used to measure cardiac performance and it is anticipated that such devices would compete with the HCMS for market share.

The pulmonary artery catheter, otherwise known as the Swan-Ganz catheter, is the established tool for monitoring cardiac performance and left atrial pressure. The Swan-Ganz catheter is inserted through a vein into the right atrium and ventricle of the heart, and threaded into the pulmonary artery. Due to the invasive nature of the Swan-Ganz catheter, it must be inserted within a hospital’s intensive care unit and is not recommended for long-term cardiac monitoring. Major distributors of the Swan-Ganz catheter are Edwards Lifesciences Corporation and Hospira Inc.

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

Government Regulation

Medical Devices

As a developer and possible future distributor of medical devices, the Company is subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the “FDA”), and the corresponding agencies of the states and foreign countries in which the Company may sell its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters, and could have a material impact on the Company’s future operations in the event the Company successfully develops the HCMS and implements its strategy for its business development and acquires or develops additional medical devices and related products. See “Strategy for Business Development.”

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

Pursuant to the FDA’s Good Manufacturing Practices under the Quality System Regulations (“GMP/QSR”), a medical device manufacturer must manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the manufacturer, distributor and/or owner of a medical device is required to comply with FDA requirements for labeling and promotion of its medical devices. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulations require that a company provide information to the FDA whenever there is evidence to reasonably suggest that one of the company’s devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Additionally, the FDA imposes other requirements on medical device manufacturers, including reporting and record keeping requirements for device corrections and removals (recalls).

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

Employees

As of December 31, 2006, David R. LaVance (President and Chief Executive Officer) and Thomas S. Gifford (Executive Vice President, Chief Financial Officer (Treasurer) and Secretary) are the only executive officers of the Company. Mr. LaVance and Mr. Gifford are engaged by the Company pursuant to the amended and restated Consulting Services Agreement, dated as of February 1, 2005, between the Company and Century Capital Associates, LLC (“Century Capital”). See “Item 10. Executive Compensation - Amended and Restated Consulting Services Agreement.” Excluding Messrs. LaVance and Gifford, who are consultants to the Company, the Company currently has one full-time employee. The Company has not experienced any work stoppages to date and management believes that the Company’s relationship with its employee is good.

Item 2.	Description of Property

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement has a month to month term that requires sixty day written notice to terminate. The monthly rental is $2,500. Century Capital is owned by David R. LaVance and Thomas S. Gifford, the Company’s executive management team. See “Item 12. Certain Relationships and Related Transactions.”

Item 3.	Legal Proceedings

Syntest Litigation

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), Breckenridge Pharmaceutical Inc. (“Breckenridge”) and its principal owner, Larry Runsdorf (the “Breckenridge Group”), Scott Schrader and his affiliates, namely Schrader Associates, Bluegrass Drug LLC and Medpharm Corporation (collectively, the “Schrader Group”), relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expired no earlier than November 2006. In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm Corporation and Bluegrass Drug LLC to distribute Syntest in violation of its agreement with Syntho and that Scott Schrader and Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax Pharmaceuticals, Inc. (“Intermax”). Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. See “Litigation Against Certain Former Officers and Directors and Others.” In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a three month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement.

Litigation Against Certain Former Officers and Directors and Others

On December 4, 2003, the Company commenced litigation in the Superior Court of New Jersey against certain of its former officers and directors, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Greco, an officer of Kinray, Inc. In its complaint, the Company alleged that Joseph A. Sanpietro, a former director and the former President and Chief Executive Officer of the Company, Vincent J. Sanpietro, a former director and the former Chief Operating Officer and Secretary of the Company, Laurence M. Simon, the former Chief Financial Officer of the Company, and Lawrence P. Marasco, the former Vice President of Sales of the Company, caused the Company to suffer significant damage and incur substantial costs by engaging in a scheme to overstate the Company’s revenues and earnings through fraudulent accounting practices. The Company also alleged in its complaint that these former officers and directors, in furtherance of their scheme to defraud, filed materially false and misleading documents with the Securities and Exchange Commission (the “SEC”) and disseminated materially false and misleading information to the general public, investors and financial advisors and brokers. In addition to the foregoing, the Company alleged in its complaint that these former officers and directors, with the assistance of Larval Corp., an entity controlled by Mr. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Greco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. Further, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director Robert S. Russo, plus all accrued interest thereon.

On February 4, 2004, the Company entered into a settlement and release agreement with Vincent J. Sanpietro. In exchange for a one-time payment of $20,000, the return of 554,800 shares of the Company’s common stock and certain other non-monetary considerations, the Company agreed to discharge its claims against Mr. Sanpietro.

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

Litigation Against Former Accounting Firms

On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”) which served as the Company’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates (“Koenig”), an accounting consultant engaged by the Company to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, the Company, among other things, alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

No established public trading market exists for the Company’s common stock and shares of the Company’s common stock are neither listed on any national securities exchange, or presently traded on any public stock exchange or in any other public market. Although quotations for shares of the Company’s common stock may be obtained through the Pink Sheets maintained by Pink Sheets LLC, because secondary market activity for shares of the Company’s common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for the Company’s common stock for the period commencing November 1, 2005 through January 24, 2007 as reported by the Pink Sheets. For the period commencing November 1, 2005 through January 19, 2007, the Company’s common stock traded under the symbol “MHUT.” In connection with the change of the Company’s name to Scivanta Medical Corporation, effective January 22, 2007, the Company’s symbol changed to “SCVM.” These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ending October 31, 2007	High	Low
First Quarter (through January 24, 2007)	$0.29	$0.015

Year Ending October 31, 2006	High	Low
First Quarter	$0.15	$0.07
Second Quarter	0.08	0.03
Third Quarter	0.08	*
Fourth Quarter	0.07	*

Year Ended October 31, 2005	High	Low
First Quarter	$0.15	$0.02
Second Quarter	0.14	0.03
Third Quarter	0.11	0.05
Fourth Quarter	0.10	0.04

* Less than $0.01.

Pink Sheets LLC is an electronic quotation and information service that collects and publishes market maker quotes for over-the-counter (“OTC”) securities and thereby enables National Association of Securities Dealers (NASD) broker-dealer firms to more efficiently deal in OTC securities. The Company’s common stock is currently classified as an OTC security. An investment in an OTC security is speculative and involves a degree of risk. Many OTC securities are relatively illiquid, or “thinly traded,” which can enhance volatility in the share price and make it difficult for investors to buy or sell without dramatically affecting the quoted price or may be unable to sell a position at a later date.

Shareholders

As of December 31, 2006, there were approximately 425 shareholders of record of the Company’s common stock and 21,701,090 shares of common stock outstanding.

Dividends

The Company has not paid cash or stock dividends on its common stock and does not intend to pay cash or stock dividends in the foreseeable future.

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2006

There were no sales unregistered securities by the Company during the fiscal year ended October 31, 2006.

Repurchases of Securities

The Company did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the Company’s audited financial statements for the fiscal years ended October 31, 2006 and 2005 and the related notes thereto appearing elsewhere in this annual report on Form 10-KSB.

Background

On January 4, 2007, the Company changed its name from Medi-Hut Co., Inc. to Scivanta Medical Corporation. Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey. The Company was incorporated in the State of New Jersey on November 29, 1982. On January 28, 1998, the Company entered into an Agreement and Plan of Reorganization with Indwest, Inc., a Utah corporation, whereby the Company changed its domicile to the State of Utah and became subject to the reporting requirements of the Exchange Act. On February 2, 1998, the Company completed a second change of domicile transaction and became a Delaware corporation, and, in the fall of 2001, completed a third and final change of domicile transaction and became a Nevada corporation.

On October 17, 2003, the Company formed Scivanta Corporation, a New Jersey corporation and wholly-owned subsidiary of the Company. Scivanta Corporation was formed to be an operating subsidiary of the Company, but is currently inactive.

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

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any revenue from any sources. The Company is currently developing the HCMS.

General and Administrative. For the fiscal year ended October 31, 2006, general and administrative expenses were $1,288,869, as compared to $1,414,390 for the fiscal year ended October 31, 2005. The $125,521, or 9%, decrease in general and administrative expenses for the fiscal year ended October 31, 2006 was primarily due to a $21,217 decrease in the cost of director and officer liability insurance, a $6,698 decrease in legal expenses primarily related to a reduction in general corporate and litigation costs, a $26,134 decrease in compensation and related benefits as a result of a reduction in personnel, a $10,509 decrease in accounting related fees, a $7,990 decrease in general office expenses and a $38,223 decrease in amortization expense.

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

Other Income (Expenses). During the fiscal year ended October 31, 2006, the Company recorded $433,500 of other income primarily related to the settlement of litigation against Rosenberg as compared to $300,000 for the fiscal year ended October 31, 2005 which was related to the settlement of litigation with Kinray, Inc. During the fiscal year ended October 31, 2006, the Company incurred interest expense of $23,999, as compared to $13,808 for the fiscal year ended October 31, 2005. The $10,191 increase in interest expense for the fiscal year ended October 31, 2006 was due to interest accrued on the debentures issued by the Company on May 26, 2005.

On November 22, 2006, the Company entered into a settlement agreement with the Syntho Group. See “Item 3. Legal Proceedings - Syntest Litigation.” The Company does not expect any further significant litigation settlements beyond the first quarter of the fiscal year ending October 31, 2007.

Net Loss. For the fiscal year ended October 31, 2006, the Company had a net loss of $897,324, or $0.04 per share (basic and diluted), as compared to a net loss of $1,127,493, or $0.07 per share (basic and diluted), for the fiscal year ended October 31, 2005.

Liquidity and Capital Resources

As of October 31, 2006, the Company had a working capital deficiency of $302,418. As of October 31, 2006, cash on hand was $680,381, an increase of $68,305 from October 31, 2005. The increase in cash on hand was primarily due to an increase in accounts payable and related party accounts payable of $267,424, an increase in related party accrued expenses of $75,000 and a $600,000 decrease in the note receivable related to the sale of the Syntest distribution rights. These increases in cash were offset by the net loss of $897,324, which included $433,500 of other income related to the settlement of litigation and a decrease in accrued expenses of $29,579.

On February 21, 2006, the Company entered into a settlement agreement and release with Rosenberg pursuant to which the Company was paid $425,000. See “Item 3. Legal Proceedings - Litigation Against Former Accounting Firms.”

On November 22, 2006, the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax entered into a settlement agreement and release whereby the Syntho Group agreed to pay the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a three month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement. See “Item 3. Legal Proceedings - Syntest Litigation.”

The Company has sustained recurring losses and negative cash flows from operations. The Company’s operations have been funded through a combination of convertible debentures, private equity and proceeds received from the settlement of litigation.

No revenue is currently generated by the Company. As of December 31, 2006, the Company’s cash position was approximately $790,000. As of that date, $50,000 was due from Breckenridge pursuant to the purchase and settlement agreement entered into on October 17, 2005 by the Company and Breckenridge and $2,750,000 is to be received no later than March 27, 2007 from the Syntho Group pursuant to the settlement agreement and release entered into on November 22, 2006 by the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax. The Company estimates that the combination of the cash on hand and the monies due from Breckenridge and the Syntho Group is sufficient in order to fund the Company’s operations and the development of the HCMS for at least the next 12 months.

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

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

The valuation allowance as of October 31, 2006 and 2005 primarily relates to net operating losses for which the Company can only realize a benefit through the generation of future taxable income for which realization is uncertain. The Company’s net deferred tax asset was $0 as of October 31, 2006 and 2005. As a result of the settlement agreement with the Syntho Group, the Company expects to utilize a portion of its federal and state net operating losses during the fiscal year ending October 31, 2007.

Stock-based Compensation

Stock Option Grants to Employees. Stock-based compensation charges represent the difference between the exercise price of options granted to employees and the market value of the Company’s common stock on the date of grant for financial statement purposes in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. The Company recognizes this compensation charge over the vesting periods of the shares purchasable upon exercise of options and applies a straight-line amortization policy for the deferred compensation. Should the Company’s assumptions of market value change, the amount recorded as intrinsic value may increase or decrease in the future. During the fiscal years ended October 31, 2006 and 2005, the Company recorded $0 of amortization expense related to the grant of stock options to the Company’s employees.

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

During the fiscal years ended October 31, 2006 and 2005, the Company recorded $18,071 and $60,747, respectively, of consulting and amortization expense related to the grant of stock options and warrants to the Company’s non-employees.

Legal Contingencies

During the fiscal years ended October 31, 2006 and 2005, the Company was involved in certain legal proceedings. These legal proceedings against the Company were either settled or dismissed as of December 31, 2006. During the period when these legal proceedings were active, management periodically reviewed estimates of potential costs to be incurred by the Company in connection with the adjudication or settlement, if any, of the proceedings. Estimates were developed in consultation with outside counsel and were based on an analysis of potential litigation outcomes and settlement strategies. In accordance with the Financial Accounting Standards Board (the “FASB”) Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. The Company does not believe that there are any proceedings that could have a material adverse effect on its financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in management’s assumptions or the effectiveness of the Company’s strategies relating to any legal proceedings. See “Item 3. Legal Proceedings.” As of the fiscal years ended October 31, 2006 and 2005, the Company did not record any liability related to its legal proceedings.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On March 3, 2005, the Company replaced Eisner, LLP (“Eisner”) as its independent auditors with the accounting firm, Weiser LLP (“Weiser”). Management believed that it was in the best interest of the Company to change auditors in order to facilitate the completion of the audit of the Company’s balance sheet as of October 31, 2002. The change in auditing firms was reviewed and recommended by the Company’s Audit Committee and approved by the Company’s Board of Directors. The Company reported the dismissal of the Eisner firm as its independent auditors in a current report on Form 8-K, dated March 3, 2005. In that current report on Form 8-K, the Company stated that in connection with its audits as of and for the fiscal years ended October 31, 2002 and 2001, respectively, and during any subsequent interim periods preceding the date of dismissal, there were no disagreements with Eisner on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, during its engagement by the Company, Eisner did not issue any report on the financial statements or review any financial statements of the Company.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer and Secretary, who concluded that the Company's disclosure controls and procedures are effective. There has been no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position Held

David R. LaVance	53	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	38	Executive Vice President, Chief Financial Officer (Treasurer), Secretary and Director
Richard E. Otto	57	Director

There are no family relationships among the current executive officers and directors of the Company. None of the current executive officers or directors of the Company are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance, who serves as a director of Hologic, Inc. (NASDAQ: HOLX) and Mr. Otto, who serves as a director of Corautus Genetics Inc. (AMEX: VEGF).

David R. LaVance: Mr. LaVance became the Company’s President and Chief Executive Officer and the Chairman of its Board of Directors on March 21, 2003. He also is the President and co-founder of Century Capital which was founded in 1997. Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare service providers from 1995 through 1997. Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a startup health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995. Mr. LaVance currently is a member of the Board of Directors of Hologic, Inc. (NASDAQ: HOLX), a medical device company specializing in digital imaging. Mr. LaVance received a B.A. degree from Furman University in 1976 and a J.D. degree from Washington College of Law of the American University in 1979.

Thomas S. Gifford: Mr. Gifford became the Company’s Executive Vice President, Chief Financial Office (Treasurer) and a director on March 21, 2003. He later became the Secretary of the Company on July 22, 2003. Mr. Gifford is also the Vice President and co-founder of Century Capital. He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant. He was formerly a Manager and Associate Director of KPMG Health Ventures. Prior to KPMG Health Ventures, Mr. Gifford was an accountant for KPMG Peat Marwick LLP from 1990 through 1994, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies. Mr. Gifford currently serves on the Board of Directors of Maloy Risk Services, Inc., a privately held insurance brokerage. Mr. Gifford received a B.S. degree from Rutgers University in 1990 and a J.D. degree from Seton Hall University School of Law in 1995.

Richard E. Otto: Mr. Otto was elected as a director of the Company on May 6, 2003. He has been the Chief Executive Officer and a director of Corautus Genetics Inc. (formerly GenStar Therapeutics Corporation), a publicly traded biopharmaceutical company (AMEX: VEGF) dedicated to the development of innovative gene therapy products for the treatment of cardio and vascular disease, since the merger of Corautus and Vascular Genetics Inc. on February 5, 2003. Prior to the merger, he served as Chief Executive Officer and a director of Vascular Genetics Inc., a developer of gene therapy for the treatment of severe cardiovascular disease, since January 2002. From June 1995 through April 1998, he was Chief Executive Officer and director of CardioDynamics International Corporation (NASDAQ: CDIS), a publicly traded company that develops, manufactures and markets noninvasive heart-monitoring devices. Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to key management positions with Cardiac Pacemakers Inc. (now a Guidant company). Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company. Mr. Otto currently serves as a director and Chairman of ImaRx Therapeutics, a privately-held company engaged in medical technology development. He received a B.S. degree from the University of Georgia.

Audit Committee

For the year ended October 31, 2006, the Audit Committee of the Board of Directors of the Company consisted of directors John A. Moore and Richard E. Otto. Thereafter, Mr. Moore continued to serve on the Audit Committee until his resignation from the Board on January 2, 2007. Mr. Otto currently is the only member of the Audit Committee. Mr. Otto is qualified as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the Securities and Exchange Commission. In addition, the Board has determined that Mr. Otto is both independent and qualifies as a financial expert by Securities and Exchange Commission rules. The Audit Committee’s primarily responsibility is to assist the Board in fulfilling its oversight responsibilities with respect to financial reports and other financial information, as well as such other responsibilities set forth in the Amended and Restated Charter of the Audit Committee which was adopted on May 14, 2004. The Company currently anticipates adding an additional director to the Audit Committee upon the filling of the vacancy on the Board left by Mr. Moore’s departure.

Code of Ethics

The chief executive and senior financial officers of the Company are held to the highest standards of honest and ethical conduct when conducting the affairs of the Company. All such individuals must act ethically at all times in accordance with the policies contained in Company’s Chief Executive and Senior Financial Officer Code of Ethics (the “Code of Ethics”). A copy of the Code of Ethics was attached as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB for the year ended October 31, 2002 which was filed with the Securities and Exchange Commission on November 25, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s common stock and other equity and derivative securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the knowledge of management, based upon review of the copies of the forms furnished to the Company during the fiscal year ended October 31, 2006, all filings required to be made by the Company’s executive officers and directors pursuant to Section 16(a) of the Exchange Act for the fiscal year ended October 31, 2006 were filed within the time periods prescribed.

Item 10.	Executive Compensation

Compensation of Executive Officers

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company for the fiscal years ended October 31, 2006, 2005 and 2004 of any person who served as the Company’s President and Chief Executive Officer during the fiscal year ended October 31, 2006 and each other executive officer of the Company whose total annual salary and bonus for the fiscal year ended October 31, 2006 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa -tion ($)	Restricted Stock Award(s) ($)	Securities UnderlyingOptions #	LTIP Payouts ($)	All Other Compensa-tion ($)

David R. LaVance,	2006	$—	$—	$—	$—	—	$—	$—
President and Chief	2005	—	—	—	—	—	—	—
Executive Officer (1)	2004	—	—	—	—	—	—	—

Thomas S. Gifford,	2006	—	—	—	—	—	—	—
Executive Vice	2005	—	—	—	—	—	—	—
President and Chief	2004	—	—	—	—	—	—	—
Financial Officer (1)

(1)
The Company has entered into an amended and restated Consulting Services Agreement with Century Capital, pursuant to which the Company pays consulting fees and other remuneration to Century Capital for the services provided thereunder. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Neither Mr. LaVance nor Mr. Gifford receives any direct compensation from the Company. See “Amended and Restated Consulting Services Agreement” and “Item 12. - Certain Relationships and Related Transactions.”

Stock Option/Warrant Grants in Last Fiscal Year

No stock options and/or warrants were granted to the Company’s Named Executive Officers during the fiscal year ended October 31, 2006.

Aggregated Option/Warrant Exercises in Last Fiscal Year and Year End Option/Warrant Values

The following table provides certain information with respect to options and/or warrants to purchase the Company’s common stock held by the Named Executive Officers at October 31, 2006.

			Number of Shares of Common Stock Underlying Unexercised Options/Warrants at October 31, 2006 (1)		Value of Unexercised In-the-Money Options/Warrants at October 31, 2006 ($)
Name	Shares Acquired on Exercise (#)	Value Realized($)	Exercisable	Unexercisable	Exercisable		Unexercisable

David R. LaVance	—	$—	325,000 (2)	300,000 (3)	$	— (4)	$	— (4)
Thomas S. Gifford	—	$—	325,000 (2)	300,000 (3)	$	— (4)	$	— (4)

(1)	Shares reported are beneficially owned by the Named Executive Officers.

(2)
Includes 125,000 shares subject to the warrant issued on February 25, 2005 to Century Capital to purchase a total of 500,000 shares of the Company’s common stock. Also includes 200,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of the Company’s common stock. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(3)
Includes 300,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of the Company’s common stock. Mr. LaVance and Mr. Gifford are owners and officers of Century Capital. Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these securities except to the extent of his ownership interest in Century Capital.

(4)
The exercise price of the warrant issued on May 14, 2004 was $0.04 per share and the exercise price of the warrant issued on February 25, 2005 was $0.03 per share. The per share market price of the Company’s common stock on October 31, 2006 was $0.01. Inasmuch as the per share market price of the common stock on October 31, 2006 did not exceed the per share exercise price of either warrant, such warrants are not considered in-the-money and no value is attributable to such warrants for purposes of this table.

Compensation of Directors

Currently, the Company does not provide any cash compensation to its directors. The Company has, in prior fiscal years, issued to each of the outside directors warrants to purchase shares of the Company’s common stock. During the fiscal year ended October 31, 2006, the Company did not issue any warrants to purchase shares of the Company’s common stock to the outside directors.

Employment Agreements

Currently, there exists no employment agreement with any of the Company’s executive officers other than the amended and restated Consulting Services Agreement with Century Capital related to the services of David R. LaVance and Thomas S. Gifford. See “Amended and Restated Consulting Services Agreement.”

Amended and Restated Consulting Services Agreement

Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Services Agreement which replaced the original Consulting Services Agreement that was entered into effective February 1, 2003. Pursuant to the amended and restated Consulting Services Agreement, Century Capital agreed to provide the services of Mr. LaVance and Mr. Gifford as the Company’s corporate officers. As provided in the amended and restated Consulting Services Agreement, Mr. LaVance will continue to serve as the Company’s President and Chief Executive Officer and Mr. Gifford will continue to serve as the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The amended and restated Consulting Services Agreement also provides that Mr. LaVance and Mr. Gifford will continue to be treated as independent contractors for the purposes of compensation, will not be paid any salary or other compensation directly by the Company and will not participate in the Company’s employee benefit plans.

The initial term of the amended and restated Consulting Services Agreement ended on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement continues until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days’ written notice. As of December 31, 2006, such notice had not been given by either party. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also eligible to receive an annual bonus at the discretion of the independent members of the Company’s Board of Directors. For the period commencing February 1, 2006 and ending January 31, 2007, Century Capital was awarded a bonus of $100,000, of which $75,000 was accrued by the Company as of October 31, 2006.

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

As provided in the original Consulting Services Agreement, the Company is obligated to maintain D&O Policies while Mr. LaVance and Mr. Gifford hold positions as officers and/or directors of the Company and for a period of two years following termination of their service in such positions. The Company also agreed to indemnify and hold harmless Century Capital and its representatives, including Mr. LaVance and Mr. Gifford, from and against any and all claims, demands, liabilities, obligations, losses, fines, and expenses, including reasonable attorneys’ and accountants’ fees and expenses incurred in connection with the Company’s failure to perform under the amended and restated Consulting Services Agreement or any threatened, pending or completed action, suit or proceeding arising out of Century Capital’s relationship, or the relationship of any Century Capital representative with, the Company.

Commencing July 2005, Century Capital began deferring a portion of its monthly consulting fee due pursuant to the amended and restated Consulting Services Agreement in order to minimize the Company’s cash burn. As of December 31, 2006, $303,750 was due to Century Capital related to deferred monthly consulting fees, $100,000 was due to Century Capital for the annual bonus for the period beginning February 1, 2006 and ending January 31, 2007 and $125,000 was due to Century Capital for the annual bonus for the period beginning February 1, 2004 and ending January 31, 2005.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2006, with respect to the beneficial ownership of the Company’s outstanding common stock by (1) each of the Company’s current officers and directors, (2) each of the Named Executive Officers and directors for the fiscal year ended October 31, 2006, (3) all current executive officers and current directors as a group, and (4) each person or group of persons known by the Company to be the beneficial owner of 5% of the Company’s outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of common stock shown as beneficially owned by them.

	Beneficial Ownership of Scivanta’s Common Stock
Name of Beneficial Owner	No. of Shares (1)	Percent of Class

David R. LaVance (2)(3)(4)	3,237,500	14.92%
Thomas S. Gifford (3)(5)(6)	3,548,438	16.35%
Richard E. Otto (3)(7)	600,000	2.69%
John A. Moore (8)(9)	1,600,000	7.23%
Richard S. Rimer (10)(11)	3,375,000	15.55%
All current executive officers and directors as a group (4)(6)(7)	8,675,000	38.16%

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s common stock if he or she has voting or investment power with respect to such security. This includes shares (1) subject to options and warrants exercisable within sixty days, and (2)(a) owned by a spouse, (b) owned by other immediate family members, or (c) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as the Company’s President and Chief Executive Officer.

(3)	Such person serves as a director of the Company and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)	Includes 310,928 shares held by the LaVance Trust for Children, a trust established for the benefit of Mr. LaVance’s children. Mr. LaVance disclaims beneficial ownership of these securities.

(5)	Such person serves as the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary.

(6)	Includes 310,938 shares held by the LaVance Trust for Children. Mr. Gifford is the trustee for the LaVance Trust for Children. Mr. Gifford disclaims beneficial ownership of these securities.

(7)
Represents the shares currently available for purchase or which are available for purchase within sixty days of December 31, 2006 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(8)	Mr. Moore, a former director of the Company, maintains a mailing address at 403 Marsh Lane, Wilmington, Delaware 19804.

(9)
Includes 433,400 shares currently available for purchase or which are available for purchase within sixty days of December 31, 2006 under the warrants issued by the Company to him on July 24, 2003, May 14, 2004 and February 25, 2005.

(10)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

(11)	Includes 375,000 shares subject to a debenture issued as of May 1, 2005.

Executive Compensation Plans

The following table provides information as of December 31, 2006 on the number of securities to be issued upon the exercise of outstanding options, warrants and rights and the number of securities remaining available for future issuance under the Company’s 2002 Equity Incentive Plan and certain other compensation arrangements entered into or established for the officers and directors of the Company.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plan approved by security holders (1)	370,000	(2)(3)(4)	$0.07	1,630,000
Equity compensation arrangements not approved by security holders	1,499,998	(5)(6)(7)(8)	$0.13	—
Total	1,869,998	(2)(3)(4)(5)(6)(7)(8)	$0.12	1,630,000

(1)	The Company has no equity compensation plans other than the Company’s 2002 Equity Incentive Plan described herein which has been approved by the Company’s shareholders.

(2)	Includes 185,000 shares available for purchase at a price of $0.08 per share pursuant to stock options granted to employees of the Company on December 23, 2003.

(3)
Includes 50,000 shares available for purchase at a price of $0.08 per share pursuant to stock options granted to an employee of the Company on May 4, 2004 and 35,000 shares available for purchase at a price of $0.02 per share pursuant to stock options granted to employees of the Company on December 23, 2004.

(4)	Includes 100,000 shares available for purchase at a price of $0.08 per share pursuant to stock options granted to an employee of the Company on December 23, 2005.

(5)	Includes 200,000 shares available for purchase at a price of $0.04 per share under the warrant issued to Century Capital on May 14, 2004.

(6)
Includes 200,000 shares available for purchase at a price of $0.26 per share under the warrant issued on July 24, 2003 to Richard E. Otto, a current director of the Company. Also includes 399,998 shares available for purchase at a price of $0.26 per share under warrants granted on July 24, 2003 to John A. Moore (200,000 shares available for purchase), Salvatore J. Badalamenti (133,332 shares available for purchase), and James G. Aaron (66,666 shares available for purchase), each a former director of the Company.

(7)
Includes 200,000 shares available for purchase at a price of $0.04 per share under the warrant issued on May 14, 2004 to Richard E. Otto, a current director of the Company. Also includes 200,000 shares available for purchase at a price of $0.04 per share under warrants granted on May 14, 2004 to John A. Moore (133,400 shares available for purchase) and Salvatore J. Badalamenti (66,600 shares available for purchase), each a former director of the Company.

(8)
Includes 200,000 shares available for purchase at a price of $0.03 per share under the warrant issued on February 25, 2005 to Richard E. Otto, a current director of the Company. Also includes 100,000 shares available for purchase at a price of $0.03 per share under the warrant granted on February 25, 2005 to John A. Moore, a former director of the Company.

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

Incentive Stock Options (ISOs)

Only employees of the Company or a parent or a subsidiary of the Company are eligible to receive grants of ISOs. Unless otherwise provided in a stock option agreement, the first $100,000 of optioned shares that are part of an option grant and can be exercised first in a given year shall be considered ISOs, and the remainder shall be considered NSOs. The exercise price of an ISO may not be less than 100% of the fair market value of a share of common stock on the date of grant. The term of an ISO shall in no event exceed ten years from the date of grant.

Non-Statutory Stock Options (NSOs)

Employees, independent directors and consultants of the Company are eligible to receive grants of NSOs. NSO grants to any optionee in a single fiscal year of the Company cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). Each individual stock option agreement shall specify the exercise price for the awards as determined by the Board. Options may be awarded in combination with SARs.

Automatic Option Grants to Independent Directors

Upon the conclusion of each annual meeting of the Company’s shareholders commencing in 2002, each independent director who continues to serve on the Board after such annual meeting may receive an NSO at the discretion of the Board. All NSOs granted to an independent director may also become exercisable in full in the event of: (1) the termination of such independent director’s service because of death, total and permanent disability or retirement at or after age 65; or (2) a change in control with respect to the Company, with certain exceptions. The exercise price under all NSOs granted to an independent director shall be equal to 100% of the fair market value of a share of common stock on the date of grant. All NSOs granted to an independent director shall terminate on the earlier of (a) the 6th anniversary of the date of grant or (b) the date 12 months after the termination of such independent director’s service for any reason. The Board may permit an independent director to elect to receive his or her annual retainer payments, if any, and/or meeting fees from the Company in the form of cash, NSOs, or restricted shares or a combination thereof, as determined by the Board. As of December 31, 2006, no option grants have been made to any of the Company’s independent directors under the Equity Incentive Plan.

Stock Appreciation Rights

SARs granted to any individual in a single fiscal year cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). SARs may be awarded in combination with Options, which may vary in accordance with a predetermined formula while the SARs are outstanding. A SAR may be included in an ISO only at the time of grant but may be included in an NSO at the time of grant or thereafter.

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

A copy of the Equity Incentive Plan was attached as “Exhibit B” to the Company’s definitive proxy statement filed with the SEC on June 10, 2002. As of December 31, 2006, options to purchase 370,000 shares of the Company’s common stock have been granted under the Equity Incentive Plan to employees of the Company.

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

The Underlying Purchase Price adjusted to $0.02 per share as of November 1, 2004 when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment. On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $0.02 per share. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

As of January 31, 2005, all of the shares of common stock underlying the warrant had vested. Accordingly, during the fiscal year ended October 31, 2006, the Company recorded no consulting expense with respect to the warrant. For the fiscal year ended October 31, 2005, the Company recorded $1,640 of consulting expense associated with the warrant shares that vested pursuant to the warrant. As of February 25, 2005, all 1,500,000 shares underlying the warrant had been purchased.

Warrant Dated May 14, 2004

On May 14, 2004, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $0.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant becoming available for purchase upon the achievement of specific milestones as follows: 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho litigation; 100,000 shares shall be available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares shall be available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg and Koenig accounting firms; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act; and 100,000 shares became available for purchase upon the acquisition by the Company of a product or line of business.

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

For the fiscal years ended October 31, 2006 and 2005, the Company recorded $12,632 and $0, respectively, of amortization expense associated with the warrant shares that vested pursuant to the warrant. As of December 31, 2006, 500,000 shares underlying the warrant had been purchased and 200,000 shares underlying the warrant remain unvested and are not yet available for purchase.

Warrant Dated February 25, 2005

On February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant had a ten year term and was exercisable at $0.03 per share until February 25, 2015. The warrant vested as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 25, 2005; (b) an additional 20,833 of the shares underlying the warrant became available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005; and (c) 20,837 of the shares underlying the warrant became available for purchase on January 31, 2006. The warrant contained standard anti-dilution provisions and limited registration rights. The warrant had a fair value of approximately $10,674 at the date of issuance.

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

For the fiscal years ended October 31, 2006 and 2005, the Company recorded $3,393 and $7,281, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of November 13, 2006, all 500,000 shares underlying the warrant had been purchased.

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

As of July 24, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the fiscal year ended October 31, 2006, the Company recorded no amortization expense with respect to the warrants. For the fiscal year ended October 31, 2005, the Company recorded $31,504 of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of December 31, 2006, an aggregate of 599,998 shares of the Company’s common stock are available for purchase under the warrants and an aggregate of 200,002 shares underlying the warrants had been cancelled.

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

On February 25, 2005, John A. Moore, a former director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrant. The Company received $2,664 in connection with the issuance of these shares.

As of May 14, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the fiscal year ended October 31, 2006, the Company recorded no amortization expense with respect to the warrants. For the fiscal year ended October 31, 2005, the Company recorded $13,177 of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of December 31, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants are available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

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

On February 25, 2005, John A. Moore, a former director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant issued to him. The Company received $3,000 in connection with the issuance of these shares.

For the fiscal years ended October 31, 2006 and 2005, the Company recorded $2,046 and $4,332 of amortization expense associated with the warrant shares that had vested pursuant to these warrants. As of December 31, 2006, an aggregate of 100,000 shares underlying the warrants had been purchased and an aggregate of 300,000 shares underlying the warrants are available for purchase.

Warrant Issued to Consultant

On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear, a consultant to the Company. The warrant had a five year term and was exercisable at $0.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005. The warrant had a fair value of approximately $2,813 at the date of issuance.

On May 16, 2005, all 100,000 shares underlying the warrant were purchased. The Company received $5,000 of gross proceeds from the issuance of these shares. For the fiscal year ended October 31, 2005, the Company recognized $2,813 of consulting expense associated with the warrant shares that had vested pursuant to the warrant.

Item 12.	Certain Relationships and Related Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are owners and officers of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company as executive management. For the fiscal year ended October 31, 2006, the Company was billed $600,000 for consulting services rendered by Century Capital and the Company recorded $75,000 of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2006 and ending January 31, 2007. During the fiscal year ended October 31, 2006, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of October 31, 2006, the Company owed Century Capital $506,456 for unpaid monthly fees, bonuses and expenses, of which $17,706 was paid by the Company subsequent to the fiscal year ended October 31, 2006.

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

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement has a month to month term that requires sixty days’ written notice to terminate and a monthly rental fee of $2,500. During both the fiscal year ended October 31, 2006 and the fiscal year ended October 31, 2005, the Company was billed $30,000 for rent pursuant to the Shared Services Agreement. As of the fiscal year ended October 31, 2006, the Company owed Century Capital $50,000 for rent, which was paid by the Company subsequent to the fiscal year ended October 31, 2006.

Item 13.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Company was billed $49,500 by Weiser for audit fees relating to the Company’s fiscal year ended October 31, 2006 and was billed $35,000 by Weiser for audit fees relating to the Company’s fiscal year ended October 31, 2005. Audit fees consisted of fees for the audit of the Company's annual financial statements and review of quarterly financial statements as well as services normally provided in connection with statutory and regulatory filings or engagements, comfort letters, consents and assistance with and review of Company documents filed with the SEC.

Audit Related Fees

The Company did not incur any fees associated with audit related services with Weiser, or any other accounting firm, relating to fiscal years ended October 31, 2006 and 2005. Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees

The Company did not incur any fees associated with tax services with Weiser relating to fiscal years ended October 31, 2006 and 2005. The Company was billed $1,750 by Karl Dienes, CPA, for tax compliance services relating to fiscal year ended October 31, 2006 and was billed $1,750 by Karl Dienes, CPA, for tax compliance services relating to fiscal year ended October 31, 2005. Tax fees consisted primarily of fees for tax compliance, tax advice and tax planning services.

All Other Fees

The Company did not incur any fees associated with non-audit services with Weiser, or any other accounting firm, relating to fiscal years ended October 31, 2006 and 2005.

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

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	January 26, 2007
David R. LaVance	Directors, President and Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	January 26, 2007
Thomas S. Gifford	Chief Financial Officer, Secretary and Director

/s/ Richard E. Otto	Director	January 26, 2007
Richard E. Otto

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying consolidated balance sheets of Scivanta Medical Corporation, formerly Medi-Hut Co., Inc., and subsidiary (the “Company”) as of October 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended October 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scivanta Medical Corporation and subsidiary as of October 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Weiser LLP

New York, New York

January 23, 2007

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Balance Sheets

	October 31, 2006	October 31, 2005
Assets
Current assets:
Cash and cash equivalents	$680,381	$612,076
Prepaid insurance and other	13,005	14,645
Note receivable, current portion	150,000	600,000

Total current assets	843,386	1,226,721

Other assets:
Note receivable, net of current portion	—	150,000
Other	791	33,864

Total other assets	791	183,864

Total assets	$844,177	$1,410,585
Liabilities
Current liabilities:
Accounts payable	$179,309	$106,209
Accounts payable - related party	481,456	287,132
Accrued expenses	110,039	139,618
Accrued expenses - related party	75,000	—
Convertible debentures	300,000	—

Total current liabilities	1,145,804	532,959

Long term liabilities:
Convertible debentures	—	300,000

Commitments and contingencies

Stockholders' Equity (Deficiency)
Common stock, $.001 par value; 100,000,000 shares authorized; 21,276,090 shares issued and outstanding	21,276	21,276
Additional paid in capital	19,766,486	19,766,486
Deferred compensation	(18,947)	(37,018)
Accumulated deficit	(20,070,442)	(19,173,118)

Total stockholders' (deficiency) equity	(301,627)	577,626

Total liabilities and stockholders' equity (deficiency)	$844,177	$1,410,585

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Operations

	Years Ended October 31,
	2006	2005

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
General and administrative	1,288,869	1,414,390

Loss from operations	(1,288,869)	(1,414,390)

Proceeds from settlement of litigation	433,500	300,000
Loss on sale and disposal of property and equipment	(17,956)	—
Interest income	—	705
Interest expense	(23,999)	(13,808)

Net loss	$(897,324)	$(1,127,493)

Net loss per common share, basic and diluted	$(0.04)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	21,276,090	16,544,417

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Fiscal Years Ended October 31, 2006 and 2005

						Total
	Common Stock		Additional			Stockholders'
	Number	$0.001	Paid in	Deferred	Accumulated	Equity
	of Shares	Par Value	Capital	Compensation	Deficit	(Deficiency)
Balance at October 31, 2004	13,801,990	$13,802	$19,454,635	$(91,054)	$(18,045,625)	$1,331,758

Cancellation of warrants issued to a former director			(14,794)	14,794		—

Shares issued to Century Capital for partial exercise of warrant dated February 1, 2003	562,500	562	10,689			11,251

Shares issued to Century Capital for partial exercise of warrant dated May 14, 2004	200,000	200	7,800			8,000

Common stock retired - settlement of lawsuits with former officers	(30,000)	(30)	30			—

Shares issued to Century Capital for partial exercise of warrant dated February 25, 2005	375,000	375	10,874			11,249

Shares issued to Century Capital for annual bonus due for the one year period commencing February 1, 2003 and ending January 31, 2004	500,000	500	14,500			15,000

Shares issued to Century Capital as payment of monthly consulting fees	1,600,000	1,600	56,400			58,000

Shares issued to John A. Moore for partial exercise of warrant dated May 14, 2004	66,600	67	2,597			2,664

Shares issued to John A. Moore for partial exercise of warrant dated February 25, 2005	100,000	100	2,900			3,000

Shares issued to Dr. William Sear for exercise of warrant dated May 11, 2005	100,000	100	4,900			5,000

Shares issued in connection with the August 25, 2005 private placement of common stock	4,000,000	4,000	194,450			198,450

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Stockholders’ Equity (Deficiency)
For the Fiscal Years Ended October 31, 2006 and 2005
(Continued)

						Total
	Common Stock		Additional			Stockholders'
	Number	$0.001	Paid in	Deferred	Accumulated	Equity
	of Shares	Par Value	Capital	Compensation	Deficit	(Deficiency)
Consulting expense - warrant issued to Century Capital and warrant issued to Dr. William Sear			4,453			4,453

Deferred compensation - warrants issued to Century Capital and to directors			17,052	(17,052)		—

Amortization of deferred compensation				56,294		56,294

Net loss					(1,127,493)	(1,127,493)

Balance at October 31, 2005	21,276,090	21,276	19,766,486	(37,018)	(19,173,118)	577,626

Amortization of deferred compensation				18,071		18,071

Net loss					(897,324)	(897,324)

Balance at October 31, 2006	21,276,090	$21,276	$19,766,486	$(18,947)	$(20,070,442)	$(301,627)

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Cash Flows

	Years Ended October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(897,324)	$(1,127,493)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,617	8,648
Amortization of deferred compensation	18,071	56,294
Consulting expense related to warrants	—	4,453
Loss on sale and disposal of property and equipment	17,956	—
Changes in operating assets and liabilities:
Accounts receivable	—	5,369
Prepaid insurance and other	1,640	21,037
Income tax refund	—	38,246
Accounts payable	73,100	(12,401)
Accounts payable - related party	194,324	129,012
Accrued expenses	(29,579)	35,858
Accrued expenses - related party	75,000	—
Net cash used in operating activities	(534,195)	(840,977)
Cash flows from investing activity:
Proceeds from sale of distribution rights	600,000	250,000
Proceeds from sale of property and equipment	2,500	—
Net cash provided by investing activities	602,500	250,000

Cash flows from financing activities:
Proceeds from note payable	—	52,520
Repayment of note payable	—	(52,520)
Proceeds from exercise of warrants	—	10,664
Proceeds from issuance of convertible debentures	—	300,000
Net proceeds from issuance of common stock	—	198,450
Net cash provided by financing activities	—	509,114
Increase (decrease) in cash and cash equivalents	68,305	(81,863)
Cash and cash equivalents - beginning of period	612,076	693,939
Cash and cash equivalents - end of period	$680,381	$612,076

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	$1,710
Cash paid during the period for income taxes	$500	$500

Noncash financing activity:
Issuance of common stock as payment of amounts due to related party	$—	$103,500

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

On January 4, 2007, Medi-Hut Co., Inc. changed its name to Scivanta Medical Corporation “Scivanta” or the “Company”). Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey. The Company was incorporated in the State of New Jersey in November 1982. On January 28, 1998, the Company entered into an Agreement and Plan of Reorganization with Indwest, Inc., a Utah corporation, whereby the Company changed its domicile to the State of Utah and became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 2, 1998, the Company completed a second change of domicile transaction and became a Delaware corporation, and, in the fall of 2001, completed a third and final change of domicile transaction and became a Nevada corporation.

On October 17, 2003, the Company formed Scivanta Corporation, a New Jersey corporation and wholly-owned subsidiary of the Company. Scivanta Corporation was formed to be an operating subsidiary of the Company, but is currently inactive.

The Company ceased selling all products during the fiscal year ended October 31, 2004 and has not had any significant recurring revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS. See Note 11.

2.	Basis of Presentation

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. See Note 9.

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of its common stock. The gross proceeds received in connection with this private placement were $200,000 ($.05 per share). See Note 8.

On October 17, 2005, the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”) entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. As of December 31, 2006, the Company received an aggregate of $950,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See Notes 3, 5 and 11.

On February 21, 2006, the Company entered into a settlement agreement and release with its former independent registered public accounting firm, Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”), pursuant to which Rosenberg paid the Company the sum of $425,000. See Note 3.

On November 22, 2006, the Company entered into a settlement agreement and release with Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”) and Intermax Pharmaceuticals, Inc. (“Intermax”) relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a three month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement. See Notes 3 and 11.

Management believes the funds received in connection with the issuance of the Debentures and the sale of common stock and the proceeds received from the settlement agreements with Breckenridge, Rosenberg and the Syntho Group, together with funds currently available to the Company, will be sufficient to support planned operations through February 1, 2008. Management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

3.	Litigation

The Company has been involved in several separate litigations.

Syntest Litigation. On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against Syntho and its principal owner, Muhammed Malik , Breckenridge and its principal owner, Larry Runsdorf (the “Breckenridge Group”), Scott Schrader and his affiliates, namely Schrader Associates, Bluegrass Drug LLC and Medpharm Corporation (collectively, the “Schrader Group”), relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expired no earlier than November 2006. In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm Corporation and Bluegrass Drug LLC to distribute Syntest in violation of its agreement with Syntho and that Scott Schrader and Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, and Scott Schrader and Schrader Associates offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. As of December 31, 2006, the Company received an aggregate of $950,000 of payments from Breckenridge pursuant to the purchase and settlement agreement. See Notes 5 and 11.

Litigation Against Certain Former Officers and Directors and Others. On December 4, 2003, the Company commenced litigation in the Superior Court of New Jersey against certain of its former officers and directors, Healthgen Distributors, Inc. (formerly known as Larval Corp.), Kinray, Inc. and Santi Greco, an officer of Kinray, Inc. In its complaint, the Company alleged that Joseph A. Sanpietro, a former director and the former President and Chief Executive Officer of the Company, Vincent J. Sanpietro, a former director and the former Chief Operating Officer and Secretary of the Company, Laurence M. Simon, the former Chief Financial Officer of the Company, and Lawrence P. Marasco, the former Vice President of Sales of the Company, caused the Company to suffer significant damage and incur substantial costs by engaging in a scheme to overstate the Company’s revenues and earnings through fraudulent accounting practices. The Company also alleged in its complaint that these former officers and directors, in furtherance of their scheme to defraud, filed materially false and misleading documents with the Securities and Exchange Commission (the “SEC”) and disseminated materially false and misleading information to the general public, investors and financial advisors and brokers. In addition to the foregoing, the Company alleged in its complaint that these former officers and directors, with the assistance of Larval Corp., an entity controlled by Mr. Marasco, Kinray, Inc., a New York based pharmaceutical distributor, and Santi Greco, an officer of Kinray, Inc., committed violations of state and federal laws prohibiting forgery and fraudulent practices and otherwise participated in “racketeering activity” as that term is defined in 18 U.S.C. §1961(1) and N.J.S.A. 2C:41-1. Further, as set forth in the complaint, the Company sought payment of a promissory note in the principal amount of $575,000 issued to it by former officer and director, Robert S. Russo, plus all accrued interest thereon.

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

Litigation Against Former Accounting Firms. On January 9, 2004, the Company commenced litigation in the Superior Court of New Jersey against two of its former accounting firms, Rosenberg, which served as the Company’s independent registered public accounting firm from February 1998 to March 2003, excluding a three week period in early 2002, and Koenig, Russo & Associates (“Koenig”), an accounting consultant engaged by the Company to review various tax documents, financial statements and filings by the Company with the SEC. Robert S. Russo, a former officer and director of the Company and a defendant in a litigation commenced by the Company against certain of its former officers and directors on December 4, 2003, is a principal of Koenig. In its complaint, the Company, among other things, alleged that Rosenberg and Koenig, through their negligence and accounting malpractice, caused the Company to suffer significant damage and incur substantial costs.

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

Loures Lawsuit. On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The plaintiffs’ allegations are the same as those alleged in the consolidated class action lawsuit against the Company which was settled by the Company in 2004. The plaintiffs were one of eight parties that opted out of the settlement related to the consolidated class action lawsuit.

On October 4, 2006, the Company filed a motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted the Company’s motion and dismissed the complaint without prejudice.

4.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. See Note 1.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing the consolidated financial statements include the allowance for notes receivable, contingent liabilities and utilization of the Company’s net deferred tax assets and related valuation allowance.

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

Concentration of Credit Risk

The Company has no significant off balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents and notes receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally insured limits. The Company invests its cash in high-quality money market instruments and has not experienced any losses in such accounts and, accordingly, believes it is not exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five years. Expenditures for repairs and maintenance are expensed as incurred. Gross assets as of October 31, 2006 and 2005 amounted to $1,703 and $95,451, respectively, and accumulated depreciation amounted to $912 and $61,587, respectively. The net book value as of October 31, 2006 and 2005 of $791 and $33,864, respectively, is included in other assets.

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

Stock-Based Compensation

As permitted under the Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), the Company applies the intrinsic value method prescribed in APB 25 to measure compensation expense for stock-based awards to employees and thus, recognizes no stock-based compensation expense for options granted with exercise prices equal to or greater than the market value of the Company’s common stock on the date of grant. The Company records deferred stock-based compensation when the market value of the Company’s common stock for financial accounting purposes exceeds the exercise price of the stock options on the date of grant. Any stock-based compensation is amortized over the vesting period of the individual options.

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

During the fiscal year ended October 31, 2006, the Company granted 100,000 options to purchase common stock to an employee. No stock-based compensation is reflected in the net loss for the fiscal year ended October 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the fiscal year ended October 31, 2006, the Company recognized a total of $16,025 of amortization expense related to the warrants issued to Century Capital Associates, LLC (“Century Capital”) on May 14, 2004 and February 25, 2005 and a total of $2,046 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on February 25, 2005. See Note 8.

During the fiscal year ended October 31, 2005, the Company granted 35,000 options to purchase common stock to employees. No stock-based compensation is reflected in the net loss for the fiscal year ended October 31, 2005 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. During the fiscal year ended October 31, 2005, the Company recognized a total of $8,921 of consulting and amortization expense related to the warrants issued to Century Capital on February 1, 2003, May 14, 2004 and February 25, 2005, a total of $49,013 of amortization expense related to the warrants issued to the Company’s directors, other than David R. LaVance and Thomas S. Gifford, on July 24, 2003, May 14, 2004 and February 25, 2005 and $2,813 of consulting expense related to the warrant issued to Dr. William Sear on May 11, 2005. See Note 8.

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all awards.

	Years Ended October 31,
	2006	2005

Reported net loss	$(897,324)	$(1,127,493)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(3,820)	(7,236)
Pro forma net loss	$(901,144)	$(1,134,729)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.07)

Pro forma	$(0.04)	$(0.07)

Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt, provided that the exercise price of the stock options and warrants and the conversion price of the convertible debt is less than the fair market value of the common stock. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive.

During the fiscal years ended October 31, 2006 and 2005, the Company incurred a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted net loss per share computation is the same. As of October 31, 2006, total potential dilutive securities included 2,104,998 shares of common stock subject to warrants, 370,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures. As of October 31, 2005, total potential dilutive securities included 2,104,998 shares of common stock subject to warrants, 270,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures.

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

5.	Note Receivable

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

During the fiscal year ended October 31, 2006, the Company received aggregate payments of $600,000 from Breckenridge on the note receivable. As of October 31, 2006, the outstanding balance on the note receivable was $150,000. As of December 31, 2006, the Company received aggregate payments of $700,000 on the note receivable. See Notes 3 and 11.

6.	Income Taxes

Significant components of the Company’s deferred tax assets as of October 31, 2006 and 2005 are shown below. In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. At October 31, 2006 and 2005, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The change in the valuation allowance for fiscal 2006 was an increase of $275,005 attributable primarily to net operating losses.

	Years Ended October 31,
	2006	2005

Net operating loss	$5,848,556	$4,033,608
Write-down of impaired assets	77,883	1,507,469
Depreciation and amortization	67,604	146,658
Other	5,076	36,379
Total gross deferred tax assets	5,999,119	5,724,114
Valuation allowance	(5,999,119)	(5,724,114)
Net deferred tax assets	$—	$—

As of October 31, 2006, the Company had federal and state operating losses of approximately $15,184,252 and $15,163,974, respectively, which will expire as follows:

Federal		State
Year Expiring	Amount	Year Expiring	Amount

2021	$980,973	2008	$966,906
2022	1,373,163	2009	1,373,163
2023	2,745,837	2010	2,745,837
2024	2,955,050	2011	2,950,689
2025	2,584,960	2012	2,583,660
2026	4,544,269	2013	4,543,719
	$15,184,252		$15,163,974

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

7.	Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are owners and officers of Century Capital. Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Service Agreement, pursuant to which Messrs. LaVance and Gifford currently provide services to the Company as executive management. For the fiscal year ended October 31, 2006, the Company was billed $600,000 for consulting services rendered by Century Capital and the Company recorded $75,000 of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2006 and ending January 31, 2007. During the fiscal year ended October 31, 2006, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of October 31, 2006, the Company owed Century Capital $506,456 for unpaid monthly fees, bonuses and expenses, of which $17,706 was paid by the Company subsequent to the fiscal year ended October 31, 2006. See Note 11.

For the fiscal year ended October 31, 2005, the Company was billed $675,000 for consulting services rendered by Century Capital and the Company recorded $31,250 of consulting expense related to the annual bonus due to Century Capital, pursuant to the Consulting Services Agreement, for the one year period commencing February 1, 2004 and ending January 31, 2005. During the fiscal year ended October 31, 2005, the Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services and issued Century Capital a warrant to purchase 500,000 shares of common stock. As of October 31, 2005, the Company owed Century Capital $242,132 for unpaid monthly fees, bonuses and expenses. See Note 8.

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement commenced has a month to month term that requires sixty days’ written notice to terminate and a monthly rental fee of $2,500. During both the fiscal year ended October 31, 2006 and the fiscal year ended October 31, 2005, the Company was billed $30,000 for rent pursuant to the Shared Services Agreement. As of the fiscal year ended October 31, 2006, the Company owed Century Capital $50,000 for rent, which was paid by the Company subsequent to October 31, 2006.

8.	Stockholders’ Equity

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

Incentive Stock Options (ISOs)

Only employees of the Company are eligible to receive grants of ISOs. Unless otherwise provided in a stock option agreement, the first $100,000 of optioned shares that are part of an option grant and can be exercised first in a given year shall be considered ISOs, and the remainder shall be considered NSOs. The exercise price of an ISO may not be less than 100% of the fair market value of a share of common stock on the date of grant. The term of an ISO shall in no event exceed ten years from the date of grant.

Non-Statutory Stock Options (NSOs)

Employees, independent directors and consultants of the Company are eligible to receive grants of NSOs. NSO grants to any optionee in a single fiscal year of the Company cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). Each individual stock option agreement shall specify the exercise price for the awards as determined by the Company’s Board of Directors (the “Board”). Options may be awarded in combination with SARs.

Automatic Option Grants to Independent Directors

Upon the conclusion of each annual meeting of the Company’s shareholders commencing in 2002, each independent director who continues to serve on the Board after such annual meeting may receive an NSO at the discretion of the Board. All NSOs granted to an independent director may also become exercisable in full in the event of: (a) the termination of such independent director’s service because of death, total and permanent disability or retirement at or after age 65; or (b) a change in control with respect to the Company, with certain exceptions. The exercise price under all NSOs granted to an independent director shall be equal to 100% of the fair market value of a share of common stock on the date of grant. All NSOs granted to an independent director shall terminate on the earlier of (1) the 6th anniversary of the date of grant or (2) the date 12 months after the termination of such independent director’s service for any reason. The Board may permit an independent director to elect to receive his or her annual retainer payments, if any, and/or meeting fees from the Company in the form of cash, NSOs, or restricted shares or a combination thereof, as determined by the Board.

Stock Appreciation Rights

SARs granted to any individual in a single fiscal year cannot cover more than 500,000 shares of common stock (750,000 shares of common stock for new employees in the fiscal year of the Company in which service as an employee first commences). SARs may be awarded in combination with Options, which may vary in accordance with a predetermined formula while the SARs are outstanding. A SAR may be included in an ISO only at the time of grant but may be included in an NSO at the time of grant or thereafter.

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

As of October 31, 2006, the Company had available to issue 1,630,000 options under the Equity Incentive Plan.

Stock option transactions for employees during the fiscal years ended October 31, 2006 and 2005 were as follows:

	Option Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share

Balance, October 31, 2004	248,200	91,952	$0.08 & $6.75	$0.43
Options granted/vested during the year	35,000	103,748	$0.02	$0.02
Exercised during the year	—	—	—	—
Expired/terminated during the year	(13,200)	(13,200)	$6.75	$6.75
Balance, October 31, 2005	270,000	182,500	$0.02 & $0.08	$0.07
Options granted/vested during the year	100,000	87,500	$0.08	$0.08
Exercised during the year	—	—	—	—
Expired/terminated during the year	—	—	—	—
Balance, October 31, 2006	370,000	270,000	$0.02 & $0.08	$0.07

Information with respect to employee stock options outstanding and employee stock options exercisable at October 31, 2006 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.02	35,000	8.2	$0.02	35,000	$0.02
$0.08	335,000	7.8	$0.08	235,000	$0.08
	370,000	7.8	$0.07	270,000	$0.07

No stock options were issued to non-employees during the fiscal years ended October 31, 2006 and 2005.

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

The Underlying Purchase Price adjusted to $0.02 per share as of November 1, 2004, the date when Century Capital exercised its right to purchase 421,876 shares of the Company’s common stock underlying the warrant. The $8,438 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

On February 25, 2005, Century Capital exercised its right to purchase 140,624 shares of the Company’s common stock underlying the warrant at $0.02 per share. The $2,812 due to the Company from Century Capital as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

As of January 31, 2005, all of the shares of common stock underlying the warrant had vested. Accordingly, during the fiscal year ended October 31, 2006, the Company recorded no consulting expense with respect to the warrants. For the fiscal year ended October 31, 2005, the Company recorded $1,640 of consulting expense associated with the warrant shares that vested pursuant to the warrant. As of February 25, 2005, all 1,500,000 shares underlying the warrant had been purchased.

Century Capital Warrant Dated May 14, 2004. On May 14, 2004, the Company issued Century Capital a ten year, non-cancelable warrant to purchase 700,000 shares of the Company’s common stock at a purchase price of $.04 per share. 100,000 shares of the Company’s common stock underlying the warrant became available for purchase as of May 14, 2004, with the remaining shares underlying the warrant available for purchase upon the achievement of specific milestones as follows: 100,000 shares became available for purchase upon the filing of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2002; 100,000 shares became available for purchase upon the filing of the Company’s quarterly reports on Form 10-QSB for the quarters ended January 31, 2003, April 30, 2003 and July 31, 2003; 100,000 shares became available for purchase upon the Company’s receipt of at least $500,000 in cumulative proceeds from the litigation against certain former officers, directors and others and/or the litigation against the Rosenberg and Koenig accounting firms; 100,000 shares shall be available for purchase upon the Company’s receipt of at least $2,000,000 in cumulative proceeds related to the Syntho litigation; 100,000 shares shall be available for purchase upon the Company becoming eligible to register its common stock pursuant to the Securities Act of 1933, as amended; and 100,000 shares became available for purchase upon the acquisition by the Company of a product or line of business.

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

For the fiscal years ended October 31, 2006 and 2005, the Company recorded $12,632 and $0, respectively, of amortization expense associated with the warrant shares that vested pursuant to the warrant. As of October 31, 2006, 200,000 shares underlying the warrant had been purchased, 200,000 shares underlying the warrant are available for purchase and 300,000 shares underlying the warrant remained unvested and were not yet available for purchase.

Century Capital Warrant Dated February 25, 2005. Pursuant to the amended and restated Consulting Services Agreement, on February 25, 2005, a warrant to purchase 500,000 shares of common stock of the Company was issued to Century Capital. The warrant has a ten year term and is exercisable at $0.03 per share until February 25, 2015. The warrant vested as follows: (a) 250,000 of the shares of the Company’s common stock underlying the warrant became available for purchase as of February 25, 2005; (b) an additional 20,833 of the shares underlying the warrant became available for purchase on the last day of each month commencing February 28, 2005 and ending December 31, 2005; and (c) 20,837 of the shares underlying the warrant became available for purchase on January 31, 2006.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.27%; volatility of 57.77%; and an expected life of one month for 250,000 shares underlying the warrant and an expected life of two years for 250,000 shares underlying the warrant. The warrant had a fair value of approximately $10,674 on the date of issuance.

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

For the fiscal years ended October 31, 2006 and 2005, the Company recorded $3,393 and $7,281, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of October 31, 2006, 375,000 shares underlying the warrant had been purchased and 125,000 shares underlying the warrant are available for purchase.

Director Warrants Dated July 24, 2003. On July 24, 2003, a warrant to purchase 200,000 shares of common stock of the Company was issued to each of its directors, other than Mr. LaVance and Mr. Gifford. An aggregate amount of 800,000 shares of common stock could be issued pursuant to these warrants. Each warrant has a five year term and is exercisable at $.26 per share until July 24, 2008. The shares of common stock underlying each warrant vested on the date of issuance (66,666 shares), on the first anniversary of the date of issuance (66,666 shares), and on the second anniversary of the date of issuance (66,668 shares).

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.08%; volatility of 105.64%; and an expected life of five years. The warrants had a fair value of approximately $155,138 at the date of issuance.

As of July 24, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the fiscal year ended October 31, 2006, the Company recorded no amortization expense with respect to the warrants. For the fiscal year ended October 31, 2005, the Company recorded $31,504 of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of October 31, 2006, an aggregate of 599,998 shares of the Company’s common stock are available for purchase under the warrants and an aggregate of 200,002 shares underlying the warrants had been cancelled.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.92%; volatility of 50.47%; and an expected life of five years. The warrants had an aggregate fair value of approximately $32,137 at the date of issuance.

On February 25, 2005, John A. Moore, a former director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrant issued to him. The Company received gross proceeds of $2,664 from the issuance of these shares.

As of May 14, 2005, all of the shares of common stock underlying the warrants had vested. Accordingly, during the fiscal year ended October 31, 2006, the Company recorded no amortization expense with respect to the warrants. For the fiscal year ended October 31, 2005, the Company recorded $13,177 of amortization expense associated with the warrant shares that had vested pursuant to the warrants. As of October 31, 2006, an aggregate of 66,600 shares of the Company’s common stock underlying the warrants had been purchased, an aggregate of 400,000 shares underlying the warrants are available for purchase and an aggregate of 133,400 shares underlying the warrants had been cancelled.

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

The fair value of the warrants were estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.91%; volatility of 57.77%; and an expected life of five years. The warrants had an aggregate fair value of approximately $6,378 at the date of issuance.

On February 25, 2005, John A. Moore, a former director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant issued to him. The Company received $3,000 in connection with the issuance of these shares.

For the fiscal years ended October 31, 2006 and 2005, the Company recorded $2,046 and $4,332, respectively, of amortization expense associated with the warrant shares that had vested pursuant to the warrant. As of October 31, 2006, an aggregate of 100,000 shares underlying the warrants had been purchased and an aggregate of 300,000 shares underlying the warrants were available for purchase.

Consultant Warrant Issued May 11, 2005: On May 11, 2005, a warrant to purchase 100,000 shares of common stock of the Company was issued to Dr. William Sear for consulting services rendered by Dr. Sear to the Company. The warrant had a five year term and was exercisable at $0.05 per share until May 11, 2010. All of the shares of common stock underlying the warrant vested on the date of issuance, May 11, 2005.

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

Stock warrant transactions during the fiscal years ended October 31, 2006 and 2005 were as follows:

	Warrant Shares	Vested Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share

Balance, October 31, 2004	2,709,166	1,468,337	$0.02 - $4.50	$0.32
Warrants granted/vested during the year	1,000,000	1,278,258	$0.03 & $0.05	$0.03
Exercised during the year	(1,404,100)	(1,404,100)	$0.02 - $0.05	$0.03
Expired/terminated during the year	(200,068)	—	$0.04 & $0.26	$0.11
Balance, October 31, 2005	2,104,998	1,342,495	$0.03 - $4.50	$0.39
Warrants granted/vested during the year	—	462,503	$0.03 & $0.04	—
Exercised during the year	—	—	—	—
Expired/terminated during the year	(180,000)	(180,000)	$2.45 & $4.50	$3.48
Balance, October 31, 2006	1,924,998	1,624,998	$0.03 - $0.26	$0.12

Information with respect to warrants outstanding and warrants exercisable at October 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.03 - $0.05	1,325,000	5.1	$0.04	1,025,000	$0.04
$0.26	599,998	1.8	$0.26	599,998	$0.26
	1,924,998	4.1	$0.11	1,624,998	$0.12

Issuances and Retirement of Common Stock

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

On August 25, 2005, the Company closed on a private placement of 4,000,000 shares of common stock. The gross proceeds received in connection with this private placement were $200,000 ($0.05 per share). 3,000,000 shares of common stock were purchased by Richard Rimer, a private investor, for $150,000. 1,000,000 shares of common stock were purchased by John A. Moore, a former director of the Company, for $50,000. The market price of the common stock on the date of the closing of the transaction was $0.04 per share.

On November 29, 2004, the Company retired 30,000 shares of common stock that was received pursuant to the settlement and release agreement entered into by the Company and Laurence M. Simon.

9.	Convertible Debentures

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

For the fiscal years ended October 31, 2006 and 2005, the Company recorded a total of $23,999 and $12,098, respectively, of interest expense related to the Debentures. As of October 31, 2006, the Company had accrued $36,097 of interest related to the Debentures, which amount remains outstanding.

10.	Commitments

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

The initial term of the amended and restated Consulting Services Agreement ended on January 31, 2006. Thereafter, the amended and restated Consulting Services Agreement continues until either party elects to terminate the amended and restated Consulting Services Agreement by providing sixty days written notice. As of December 31, 2006, neither the Company nor Century Capital had provided notice of termination. During the term of the amended and restated Consulting Services Agreement, Century Capital is entitled to receive a monthly consulting fee in the amount of $50,000 and is entitled to be reimbursed for all reasonable and customary business expenses. Century Capital is also eligible to receive an annual bonus at the discretion of the independent members of the Company’s Board of Directors. For the period commencing February 1, 2006 and ending January 31, 2007, Century Capital was awarded a bonus of $100,000. As of October 31, 2006, the Company recorded a liability of $75,000 to account for the portion of the bonus that related to the fiscal year ended October 31, 2006.

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

Upon the execution of the amended and restated Consulting Services Agreement, the Company issued Century Capital a ten year, non-cancelable warrant dated February 25, 2005 to purchase 500,000 shares of the Company’s common stock at a purchase price of $0.03 per share. The warrant had a fair value of $10,674 on the date of issuance. See Note 8.

On February 25, 2005, Century Capital exercised its right to purchase 250,000 shares of the Company’s common stock pursuant to the warrant dated February 25, 2005. On both May 20, 2005 and August 25, 2005, Century Capital exercised its right to purchase 62,500 shares of the Company’s common stock (125,000 shares in total) underlying the warrant. The $11,250 due to the Company from Century Capital as a result of these exercises was offset by the Company against deferred monthly consulting fees due to Century Capital. See Note 8.

11.	Subsequent Events

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

Litigation

Syntest Litigation. On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax. Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey (see Litigation Against Certain Former Officers and Directors and Others). In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a three month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax. As of December 31, 2006, the Company received an aggregate of $350,000 of payments from the Syntho Group pursuant to the settlement agreement.

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

10.2*
Amended and Restated Consulting Services Agreement, dated as of February 1, 2005, between the Registrant and Century Capital Associates, LLC (Incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.3*
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to James G. Aaron. (Incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.4*
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to Richard E. Otto. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.5*
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to John A. Moore. (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.6*
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to Salvatore J. Badalamenti. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.7*
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

10.9*
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

21.1	List of Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*Constitutes a management contract under Section 601 of Regulation S-B.