Form 10QSB
period 2007-01-31
SCIVANTA MEDICAL CORP
filed 2007-03-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 282-1620
(Issuer’s telephone number)

________________________________________________________________
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

As of February 28, 2007, there were 23,067,690 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SCIVANTA MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Balance Sheets

	January 31, 2007 (Unaudited)	October 31, 2006
Assets
Current assets:
Cash and cash equivalents	$769,263	$680,381
Prepaid expenses	47,475	13,005
Note receivable, current portion	—	150,000

Total current assets	816,738	843,386

Other	8,889	791

Total assets	$825,627	$844,177
Liabilities
Current liabilities:
Accounts payable	$153,235	$179,309
Accounts payable - related party	430,612	481,456
Accrued expenses	100,213	110,039
Accrued expenses - related party	100,000	75,000
Convertible debentures	300,000	300,000
Note payable, current portion	75,500	—

Total current liabilities	1,159,560	1,145,804

Note payable, net of current portion	124,675	—

Commitments and contingencies

Stockholders' Deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 21,701,090 and 21,276,090 shares issued and outstanding, respectively	21,701	21,276
Additional paid in capital	19,778,625	19,766,486
Deferred compensation	—	(18,947)
Accumulated deficit	(20,258,934)	(20,070,442)

Total stockholders' deficiency	(458,608)	(301,627)

Total liabilities and stockholders' deficiency	$825,627	$844,177

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2007	2006

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development	236,900	—
General and administrative	394,426	316,055

Loss from operations	(631,326)	(316,055)

Proceeds from settlement of litigation	450,000	8,500
Interest income	3,058	—
Interest expense	(10,224)	(6,049)

Net loss	$(188,492)	$(313,604)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	21,645,655	21,276,090

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(188,492)	$(313,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	294	7,505
Stock based compensation expense	15,761	—
Amortization of deferred compensation	—	10,613
License expense	236,900	—
Interest imputed on note payable	4,175	—
Changes in operating assets and liabilities:
Prepaid expenses	(34,470)	(39,263)
Accounts payable	(26,074)	9,687
Accounts payable - related party	(35,094)	97,485
Accrued expenses	(9,826)	(20)
Accrued expenses - related party	25,000	—
Net cash used in operating activities	(11,826)	(227,597)
Cash flows from investing activities:
Proceeds from sale of distribution rights	150,000	150,000
Purchases of fixed assets	(8,392)	—
Net cash provided by investing activities	141,608	150,000

Cash flows used in financing activity:
Repayment of note payable	(40,900)	—
Increase (decrease) in cash and cash equivalents	88,882	(77,597)
Cash and cash equivalents - beginning of period	680,381	612,076
Cash and cash equivalents - end of period	$769,263	$534,479
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,000	$—
Noncash operating activity:
Issuance of common stock as payment of amounts due to related party	$15,750	$—
Noncash financing activity:
Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$236,900	$—

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

On January 4, 2007, Medi-Hut Co., Inc. changed its name to Scivanta Medical Corporation (“Scivanta” or the “Company”). The consolidated financial statements included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim period to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of October 31, 2006 and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”).

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

Management believes the funds received in connection with the issuance of the convertible debentures on February 8, 2007 (see Note 13) and the proceeds to be received from the settlement agreement with Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), together with funds currently available to the Company, will be sufficient to support planned operations through April 1, 2008 (see Note 11). However, management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

2.	Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2005, the original Consulting Services Agreement entered into between the Company and Century Capital as of February 1, 2003, was replaced by an amended and restated Consulting Services Agreement pursuant to which Mr. LaVance and Mr. Gifford provided services to the Company as executive management. Effective February 1, 2007, the amended and restated Consulting Services Agreement terminated and Messers. LaVance and Gifford became employees of the Company. See Note 13.

For the three months ended January 31, 2007, the Company was billed $150,000 for consulting services rendered by Century Capital and the Company recorded $25,000 of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2006 and ending January 31, 2007. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of January 31, 2007, the Company owed Century Capital $530,612 for unpaid monthly fees, bonuses and expenses, of which $251,862 was paid by the Company subsequent to the quarter ended January 31, 2007.

For the three months ended January 31, 2006, the Company was billed $150,000 for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of October 31, 2006, the Company owed Century Capital $332,117 for unpaid monthly fees, bonuses and expenses.

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $2,500. During both the three months ended January 31, 2007 and the three months ended January 31, 2006, the Company was billed $7,500 for rent. As of January 31, 2007, all amounts due to Century Capital from the Company related to the Shares Services Agreement had been paid in full. As of October 31, 2006, the Company owed Century Capital $50,000 pursuant to the Shared Services Agreement. Effective February 1, 2007, the Shared Services Agreement was terminated and replaced with a Sublease Agreement between the Company and Century Capital. See Note 13.

3.	Note Receivable

On October 17, 2005, as part of the purchase and settlement agreement between the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”), the Company sold its distribution and other rights and business with respect to Syntest, a hormone replacement therapy drug, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid in October 2005 after the execution of the purchase and settlement agreement, and (2) $50,000 was to be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. As of January 31, 2007, the note receivable from Breckenridge had been paid in full.

4.	License

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

The Company agreed to make an initial payment to the Licensor of $264,300 (see Note 5). In addition, the Company has agreed to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, the Company is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS. The Company is also obligated to make milestone payments to the Licensor as follows: (i) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (ii) first submission of the HCMS for regulatory approval in any country - $100,000; and (iii) first notice of regulatory approval to market the HCMS in any country - $150,000.

The Company expenses research and development costs as incurred. Initial and milestone payments made to third parties in connection with technology license agreements are also expensed as incurred as research and development costs, up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval will be capitalized and amortized over the remaining useful life of the related product. The HCMS is currently in the development stage and has not received regulatory approval. Accordingly, during the three months ended January 31, 2007, the Company recorded $236,900 of research and development expense related to the upfront costs associated with the HCMS license (see Note 5).

5.	Note Payable

Pursuant to the terms of the HCMS License Agreement (see Note 4), the Company is required to make an initial payment to the Licensor of $264,300. The Company paid $40,900 on November 16, 2006 and is required to pay $80,000 on or before November 1, 2007 and $143,400 on or before November 1, 2008. This payment obligation is non-interest bearing.

The Company recorded a note payable of $236,900 based on the present value of the original payment obligation with a corresponding discount rate of 8%. The difference between the present value of the original payment obligation ($236,900) and the face value of the original payment obligation ($264,300) is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400). During the three months ended January 31, 2007, the Company recognized $4,175 of interest expense related to the note payable.

6.	Convertible Debentures

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “Debentures”). The gross proceeds received in connection with this private placement were $300,000. The Debentures have a 2 year term maturing on April 30, 2007, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the Debentures. Up to 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the Debentures are convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.20 per share. The Debentures contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding Debentures or the securities receivable upon the conversion of the Debentures.

For the three months ended January 31, 2007, the Company recorded a total of $6,049 of interest expense related to the Debentures. As of January 31, 2007, the Company had accrued $18,147 of interest related to the Debentures, which amount remains outstanding.

7.	Stock-Based Compensation

On November 1, 2007, the Company adopted the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted 123R using the modified prospective method which allows the Company to implement the provisions of SFAS 123R on all stock-based awards granted after the effective date. In addition, SFAS 123R will apply to all awards granted prior to the effective date that were unvested on the effective date based on the fair value of the option or warrant on the grant-date.

Generally, the approach under SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model. In addition, SFAS 123R requires a company to estimate forfeiture rates for all unvested awards. In estimating the forfeiture rate, the Company monitors both option and warrant exercises as well as employee termination patterns.

Prior to November 1, 2006, as allowed by SFAS 123, the Company had applied the intrinsic value method pursuant to APB 25 to measure compensation expense for stock-based awards to employees. Pursuant to APB 25, the Company was not required to recognize stock-based compensation expense for options granted to employees provided that the exercise price of the stock option was equal to or greater than the fair value of the Company’s common stock on the date of grant. The Company recorded deferred stock-based compensation when the deemed fair value of the Company’s common stock for financial accounting purposes exceeded the exercise price of the stock options on the date of grant. Any such deferred stock-based compensation was amortized over the vesting period of the individual options.

The Company accounts for options granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. These options may be subject to periodic re-valuation over their vesting terms. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company.

During the three months ended January 31, 2007, the Company granted no options to its employees and issued a warrant to purchase 125,000 shares of common stock of the Company (estimated fair value of $27,496 at the date of issuance) to a consultant (see Note 10). During the three months ended January 31, 2007, the Company recorded $15,761 of stock based compensation expense related to options and warrants. The Company applied an estimated forfeiture rate of 0% for the three months ended January 31, 2007 in determining the expense recorded in the Company’s consolidated statement of operations.

As a result of adopting SFAS 123R, the Company’s net loss for the three months ended January 31, 2007 was $793 greater than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per share for the three months ended January 31, 2007 was not affected as a result of the adoption of SFAS 123R.

In connection with the adoption of SFAS 123R, the deferred compensation at October 31, 2006 of $18,947 related to previous grants of non-employee warrants to purchase common stock was offset against additional paid-in-capital.

During the three months ended January 31, 2006, the Company granted 100,000 options to an employee. In accordance with APB 25, no stock-based compensation was reflected in the net loss for the three months ended January 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

In addition, during the three months ended January 31, 2006, the Company recognized a total of $10,613 of amortization expense related to warrants.

The following table illustrates the effect on net loss and net loss per share for the three months ended January 31, 2006 if the fair value based method had been applied to all awards:

Reported net loss	$(313,604)
Stock-based employee compensation expense included in net loss, net of related tax effects	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(740)
Pro forma net loss	$(314,344)
Basic and diluted net loss per share:
As reported	$(0.01)

Pro forma	$(0.01)

8.	Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt, provided that the exercise price of the stock options and warrants and the conversion price of the convertible debt is less than the average market price of the common stock during the period. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants would be anti-dilutive.

For the three months ended January 31, 2007, the Company had a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of January 31, 2007, total potential dilutive securities included 1,624,998 shares of common stock subject to warrants, 370,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures.

During the three months ended January 31, 2006, the Company had a net loss. Accordingly, the weighted average number of shares outstanding for both the basic and the diluted income per share computation is the same. As of January 31, 2006, total potential dilutive securities included 2,104,998 shares of common stock subject to warrants, 370,000 shares of common stock subject to options and 2,250,000 shares of common stock issuable upon conversion of the Debentures.

9.	Income Taxes

The Company has approximately $15,184,252 and $15,163,974 in federal and state net operating loss carryovers, respectively, which were generated through October 31, 2006 and are available to offset future taxable income in fiscal years 2007 through 2026. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance increased $66,792 during the three months ended January 31, 2007, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of January 31, 2007 and October 31, 2006 are as follows:

	January 31, 2006	October 31, 2006

Net operating loss	$5,824,529	$5,848,556
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	58,873	67,604
License and patent costs	93,255	—
Other	11,371	5,076
Total gross deferred tax assets	6,065,911	5,999,119
Valuation allowance	(6,065,911)	(5,999,119)
Net deferred tax assets	$—	$—

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

The Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”) (ISOs and NSOs are sometimes collectively referred to as “Options”) and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the Equity Incentive Plan is two million (2,000,000).

As of January 31, 2007, the Company had available to issue 1,630,000 shares of the Company’s common stock under the Equity Incentive Plan.

Option transactions for employees during the three-month period ended January 31, 2007 were as follows:

	Option Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	370,000	$0.02 & 0.08	$0.07
Granted during the period	—	—	—
Exercised during the period	—	—	—
Terminated during the period	—	—	—
Outstanding at January 31, 2007	370,000	$0.02 & 0.08	$0.07	$42,800
Exercisable at January 31, 2007	320,000	$0.02 & 0.08	$0.07	$37,300

Information with respect to Options outstanding and Options exercisable that were granted to employees as of January 31, 2007 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.02	35,000	7.9	$0.02	35,000	$0.02
$0.08	335,000	7.6	$0.08	285,000	$0.08
	370,000	7.6	$0.07	320,000	$0.07

No Options were issued to non-employees during the three-month period ended January 31, 2007.

Warrants to Purchase Common Stock

On January 1, 2007, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to Dian Griesel, the principal owner of the Investors Relations Group, in connection with an investor relations and public relations consulting agreement entered into between the Company and the Investors Relations Group. The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012. The shares of common stock underlying the warrant vest as follows: 31,250 shares vest on March 31, 2007; 31,250 shares vest on June 30, 2007; 31,250 shares vest on September 30, 2007 and 31,250 shares vest on December 31, 2007.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.70%; volatility of 338.02%; and an expected life of 5 years. The warrant had a fair value of approximately $27,496 at the date of issuance. As of January 31, 2007, all 125,000 shares underlying the warrant were unvested and were not yet available for purchase.

In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the option, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity or any other transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

Stock warrant transactions during the three-months ended January 31, 2007 were as follows:

	Warrant Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	1,924,998	$0.03 - 0.26	$0.11
Granted during the period	125,000	$0.25	$0.25
Exercised during the period	(425,000)	$0.03 & 0.04	$0.04
Terminated during the period	—	—	—
Outstanding at January 31, 2007	1,624,998	$0.03 - 0.26	$0.14	$88,500
Exercisable at January 31, 2007	1,399,998	$0.03 - 0.26	$0.13	$81,000

Information with respect to warrants outstanding and warrants exercisable at January 31, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.03 - 0.04	900,000	3.6	$0.04	800,000	$0.04
$0.25 - 0.26	724,998	2.1	$0.26	599,998	$0.26
	1,624,998	2.9	$0.14	1,399,998	$0.13

11.	Litigation

As set forth in “Part II, Item 1. Legal Proceedings,” the Company was involved in various litigation during the periods covered by this report. Set forth below is a brief description of the developments in litigation set forth in “Part II, Item 1. Legal Proceedings,” which occurred during the three months ended January 31, 2007. See Notes 3 and 13.

Syntest Litigation. On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax Pharmaceuticals, Inc. (“Intermax”). As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax. As of February 28, 2007, the Company received an aggregate of $550,000 of payments from the Syntho Group pursuant to the settlement agreement.

Litigation Against Certain Former Officers and Directors and Others. On November 22, 2006, the Company entered into a settlement agreement and release with the Syntho Group and Intermax pursuant to which the Company, the Syntho Group and Intermax agreed to dismiss with prejudice the actions against each other which were pending in the Superior Court of New Jersey. See “Syntest Litigation.”

Loures Lawsuit. On November 3, 2006, the court granted the Company’s motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court and dismissed the complaint without prejudice. On February 7, 2007, the plaintiffs’ supplied the Company with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued and reinstate the complaint. On February 16, 2007, the court granted the plaintiffs’ request to reinstate the complaint. The Company intends to vigorously defend this action.

12.	Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within United States of America generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations or financial condition.

13.	Subsequent Events

Century Capital Consulting Agreement

Effective February 1, 2005, the Company and Century Capital entered into an amended and restated Consulting Services Agreement which replaced the original Consulting Services Agreement that was entered into by such parties as of February 1, 2003. Pursuant to the amended and restated Consulting Services Agreement, Century Capital provided the services of David R. LaVance and Thomas S. Gifford as the Company’s corporate officers. Both Messers. LaVance and Gifford served the Company as independent contractors and were not able to participate in the Company’s employee benefit plans.

Effective February 1, 2007, Mr. LaVance became an employee of the Company and will continue to serve as the Company’s President and Chief Executive Officer and Mr. Gifford became an employee of the Company and will continue to serve as the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Contemporaneously with the Company’s employment of Messers. LaVance and Gifford, the Company and Century Capital terminated the amended and restated Consulting Services Agreement. As employees of the Company, each of Mr. LaVance and Mr. Gifford will receive a base salary of $275,000 per annum, will be entitled to receive an annual bonus based on achievement of objectives agreed to by the Company’s Board of Directors and Messers. LaVance and Gifford and will be able to participate in the Company’s employee benefit plans. The Company and Messers. LaVance and Gifford are in the process of negotiating employment contracts.

Common Stock Issued as Payment for Consulting Services

On February 5, 2007, the Company issued 625,000 shares of its common stock to Mr. LaVance, a principal of Century Capital and the President and Chief Executive Officer of the Company and 625,000 shares of its common stock to Mr. Gifford, a principal of Century Capital and the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company. An aggregate amount of 1,250,000 shares were issued as payment of $250,000 ($0.20 per share) of monthly consulting fees due to Century Capital that had been deferred for payment.

On February 5, 2007, the Company issued 50,000 shares of its common stock to Georgia Capital Management, Inc. (“Georgia Capital”). These shares were issued as payment of $10,000 ($0.20 per share) of consulting fees due to Georgia Capital.

Stock Options Issued to Employees

Executive Officers

On February 5, 2007, the Company issued a non-qualified stock option to purchase 500,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to each of Messers. LaVance and Gifford. An aggregate amount of 1,000,000 shares of common stock could be issued pursuant to these options. Each option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying each option vest at a rate of 14,000 shares per month as of the last day of each calendar month with the first date of vesting being February 28, 2007. The vesting of the shares underlying each option can be accelerated as follows: (i) 25,000 shares upon execution of a Board-approved agreement between the Company and a medical device company for the purpose of collaboration on the development of the HCMS or the distribution of the HCMS; (ii) 100,000 shares upon the Company’s receipt of approval from the United States Food and Drug Administration to market the HCMS; (iii) 50,000 shares upon the Company’s receipt of cash in the amount of $2,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS, the payment of general and administrative expenses and for other purposes; (iv) 50,000 shares upon the Company’s acquisition of a product or technology other than the HCMS; and (v) 50,000 shares upon the Company’s receipt of cash in the amount of $3,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS or any other acquired product, the payment of general and administrative expenses and for other purposes.

In the event of a change in control of the Company, each of the options becomes fully vested as of ten days prior to the change in control. For purposes of the option, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity or any other transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. The shares of common stock issued upon the exercise of the options will be unregistered securities.

The fair value of each of the options was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.81%; volatility of 181.17%; and an expected life of 10 years. Each option had a fair value of approximately $99,672 at the date of issuance.

Other Employees

On February 5, 2007, the Company issued a non-qualified stock option to purchase 100,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to Allan J. Jones, the Company’s controller. The option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying the option vest as follows: 33,333 shares vest on December 31, 2007; 33,333 shares vest on December 31, 2008 and 33,334 shares vest on December 31, 2009.

In the event of a change in control of the Company, the option becomes fully vested as of ten days prior to the change in control. For purposes of the option, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity or any other transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.81%; volatility of 181.17%; and an expected life of 10 years. The option had a fair value of approximately $19,934 at the date of issuance.

Warrants Issued to Directors

Current Director

On February 5, 2007, the Company issued a warrant to purchase 209,000 shares of the Company’s common stock to Richard E. Otto, a member of the Board of Directors of the Company, as consideration for his service to the Company in 2006 and his continued service through 2007. The warrant has a five year term and is exercisable at $0.20 per share. The shares of common stock underlying the warrant vest or vested as follows: 100,000 shares vested immediately on February 5, 2007; 7,250 shares vest on March 31, 2007; 7,250 shares vest on June 30, 2007; 7,250 shares vest on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the option, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity or any other transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $40,213 at the date of issuance.

Former Director

On February 5, 2007, the Company issued a warrant to purchase 100,000 shares of the Company’s common stock to John A. Moore, a former member of the Board of Directors of the Company, as consideration for his service to the Company in 2006. The warrant has a five year term and is exercisable at $0.20 per share. All shares of common stock underlying the warrant vested on February 5, 2007. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $19,241 at the date of issuance.

Issuance of Convertible Debentures Pursuant to a Private Placement

On February 8, 2007, the Company closed on a private placement of convertible debentures. The aggregate amount of gross proceeds received in connection with this private placement was $250,000, which will be used for working capital purposes, including the development of the HCMS. The convertible debentures have a 3 year term maturing on January 31, 2010, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the convertible debentures. Up to 50% of the aggregate principal amount of the convertible debentures are immediately convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share. The remaining 50% of the aggregate principal amount of the convertible debentures are convertible at the option of the holders at any time after February 1, 2008 at a conversion price of $0.30 per share. An aggregate amount of 1,041,667 shares of common stock could be issued pursuant to these convertible debentures.

Common Stock Issued Upon Exercise of Warrant

On February 19, 2007, James G. Aaron, a former director of the Company, exercised his right to purchase 66,600 shares of the Company’s common stock underlying the warrant issued to him on July 24, 2003. The Company received $17,334 ($0.26/share) in connection with the issuance of these shares.

Century Capital Shared Services Agreement and Sublease Agreement

Effective February 1, 2007, the Shared Services Agreement between the Company and Century Capital was terminated and replaced with a Sublease Agreement. Pursuant to this Sublease Agreement, the Company will rent office space approximating 2,000 square feet inside Century Capital’s existing offices. In addition, the Company will rent office furniture and other equipment from Century Capital. This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000. The Company is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

Item 2.  Management Discussion and Analysis or Plan of Operation

General

Certain information included in this quarterly report on Form 10-QSB and other filings of the Company under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions both generally and in the industries in which the Company may participate; competition within the Company’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Company to successfully develop or acquire products and form new business relationships.

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

The critical accounting estimates that the Company believes affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis or Plan of Operation and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2006. There have been no material changes to the critical accounting policies.

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

Research and Development. For the three months ended January 31, 2007, research and development expenses were $236,900, as compared to no research and development expenses for the three months ended January 31, 2006. The increase in research and development expenses for the three months ended January 31, 2007 was due to the HCMS license costs expensed by the Company.

General and Administrative. For the three months ended January 31, 2007, general and administrative expenses were $394,426, as compared to $316,055 for the three months ended January 31, 2006. The $78,371, or 25%, increase in general and administrative expenses for the three months ended January 31, 2007 was primarily due to a $5,337 increase in legal expenses related to general corporate and litigation costs, a $46,000 increase in consulting expenses related to investor relations activities and an annual bonus to be paid to Century Capital and a $8,772 increase in other fees related to the settlement of the litigation with the Syntho Group.

General and administrative expenses overall should increase in the fiscal year ending October 31, 2007 as the Company develops the HCMS and pursues other corporate activities and strategic initiatives. The Company also expects research and development expenses to increase as a result of the development efforts related to the HCMS.

Other Income (Expenses). During the three months ended January 31, 2007, the Company recorded $450,000 of other income related to the settlement of the litigation with the Syntho Group. During the three months ended January 31, 2006, the Company recorded $8,500 of other income related to the settlement of litigation.

During the three months ended January 31, 2007 and 2006, the Company incurred interest expense of $10,224 and $6,049, respectively. The $4,175, or 69%, increase in interest expense for the three months ended January 31, 2007 was due to the interest expense associated with the note payable due in connection with the acquisition of the HCMS technology. See Note 5.

Net Loss. For the three months ended January 31, 2007, the Company had a net loss of $188,492 or $0.01 per share (basic and diluted), as compared to a net loss of $313,604 or $0.01 per share (basic and diluted) for the three months ended January 31, 2006. The decrease in the net loss was primarily attributable to the $450,000 of other income related to the settlement of the litigation with the Syntho Group.

Liquidity and Capital Resources

As of January 31, 2007, the Company had a working capital deficiency of $342,822. As of January 31, 2007, cash on hand was $769,263, an increase of $88,882 from October 31, 2006. The increase in cash on hand was due to net income of $31,071, which was primarily due to the proceeds received in connection with the settlement of litigation with the Syntho Group, a $150,000 decrease in the note receivable related to the sale of the Syntest distribution rights to Breckenridge and a $15,174 increase in accrued expenses and related party accrued expenses. These increases in cash were offset by a $34,470 increase in prepaid expenses, a $61,168 decrease in accounts payable and related party accounts payable and a $40,900 payment on the note payable related to acquisition of the HCMS technology.

On November 22, 2006, the Company, Century Capital, David R. LaVance, Thomas S. Gifford, the Syntho Group and Intermax entered into a settlement agreement and release whereby the Syntho Group agreed to pay the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. As of February 28, 2007, the Company received an aggregate of $550,000 of payments from the Syntho Group pursuant to the settlement agreement. See “Part II, Item 1. Legal Proceedings - Syntest Litigation; Litigation Against Certain Former Officers and Directors and Others.”

On February 8, 2007, the Company closed on a private placement of convertible debentures. The aggregate amount of gross proceeds received in connection with this private placement was $250,000. See Note 13.

The Company has sustained recurring losses and negative cash flows from operations. The Company’s operations have been funded through a combination of convertible debentures, private equity and proceeds received from the settlement of litigation.

No revenue is currently generated by the Company. As of February 28, 2007, the Company’s cash position was approximately $963,000 and $2,550,000 is to be paid by the Syntho Group to the Company by March 27, 2007 pursuant to the Company’s settlement agreement with the Syntho Group. The Company estimates that the combination of the cash on hand and the monies due from the Syntho Group is sufficient in order to fund the Company’s operations and the development of the HCMS for at least the next 12 months.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective. During the Company’s last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

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

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge agreed to pay the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 will be paid on the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. As of January 31, 2007, all amounts due under this purchase and settlement agreement had been received.

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax. Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. See “Litigation Against Certain Former Officers and Directors and Others.” In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 (the “Settlement Amount”) as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 will be paid on the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 will be paid on or before March 27, 2007. A portion of the Settlement Amount, $2,850,000, is secured by a first priority mortgage on real property owned by the spouse of Muhammed Malik. In the event that the Syntho Group defaults on the settlement agreement, the Syntho Group and Intermax will be responsible for all reasonable costs and expenses incurred by the Company as a result of the default, including any foreclosure related expenses associated with the real property which secures the first priority mortgage. In addition, upon a default by the Syntho Group, a consent judgment in favor of the Company in the amount of $4,000,000 will be entered into in the Superior Court of New Jersey against the Syntho Group and Intermax. As of February 28, 2007, the Company received an aggregate of $550,000 of payments from the Syntho Group pursuant to the settlement agreement.

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

On February 7, 2007, the plaintiff’s supplied the Company with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued. On February 16, 2007, the court granted the plaintiff’s request to reinstate the complaint. The Company intends to vigorously defend this action.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2007, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to Dian Griesel, the principal owner of the Investors Relations Group, in connection with an investor relations and public relations consulting agreement entered into between the Company and the Investors Relations Group. The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012. The shares of common stock underlying the warrant vest as follows: 31,250 shares vest on March 31, 2007; 31,250 shares vest on June 30, 2007; 31,250 shares vest on September 30, 2007 and 31,250 shares vest on December 31, 2007.

In the event of a change in control of the Company, the warrant becomes fully vested as of ten days prior to the change in control. For purposes of the option, a change of control means any recapitalization, reorganization, reclassification, consolidation, merger, sale of all or substantially all of the Company’s assets to another individual, partnership, corporation or other such entity and any transaction which is effected in such a way that holders of more than 50% of the shares of common stock then outstanding are entitled to receive (either directly or upon subsequent liquidation) stock, securities or assets of another individual, partnership, corporation or other such entity with respect to or in exchange for their common stock. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

In connection with the issuance to Ms. Griesel of the warrant to purchase 125,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

DATE:	SCIVANTA MEDICAL CORPORATION

March 13, 2007	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 13, 2007	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

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

4.8
Form of Convertible Debenture, dated February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, jtwros ($25,000); Alan Eicoff ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); Robert P. Reynolds ($12,500); Chartwell Partners, LLP ($12,500); and Marc G. Robinson and Joshua Goldfarb ($25,000).

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

10.14	Sublease Agreement, dated February 1, 2007, between the Registrant and Century Capital Associates LLC.

10.15
Technology License Agreement between The Research Foundation of State University of New York for and on behalf of University of Buffalo and the Registrant dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.16	Non-qualified stock option to purchase 500,000 shares of common stock of the Registrant, dated February 5, 2007, issued to David R. LaVance.

10.17	Non-qualified stock option to purchase 500,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Thomas S. Gifford.

10.18	Warrant to purchase 209,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Richard E. Otto.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.