Form 10QSB
period 2007-04-30
SCIVANTA MEDICAL CORP
filed 2007-06-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2007, there were 25,540,444 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SCIVANTA MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Balance Sheets

	April 30, 2007 (Unaudited)	October 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,899,918	$680,381
Prepaid expenses and other	40,142	13,005
Note receivable, current portion	--	150,000

Total current assets	2,940,060	843,386

Other	8,129	791

Total assets	$2,948,189	$844,177
Liabilities
Current liabilities:
Accounts payable	$72,243	$179,309
Accounts payable - related party	1,124	481,456
Accrued expenses	38,689	110,039
Accrued expenses - related party	--	75,000
Convertible debentures	300,000	300,000
Note payable, current portion	77,000	--

Total current liabilities	489,056	1,145,804

Long term liabilities:
Note payable, net of current portion	127,350	--
Convertible debentures	250,000	--

Total long term liabilities	377,350	--

Commitments and contingencies

Stockholders' equity (deficiency)
Common stock, $.001 par value; 100,000,000 shares authorized; 23,301,156 and 21,276,090 shares issued and outstanding, respectively	23,301	21,276
Additional paid in capital	20,135,305	19,766,486
Deferred compensation	--	(18,947)
Accumulated deficit	(18,076,823)	(20,070,442)

Total stockholders' equity (deficiency)	2,081,783	(301,627)

Total liabilities and stockholders' equity (deficiency)	$2,948,189	$844,177

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2007	2006	2007	2006

Net sales	$--	$--	$--	$--
Cost of sales	--	--	--	--
Gross profit	--	--	--	--

Operating expenses:
Research and development	9,171	--	246,071	--
General and administrative	456,985	282,580	851,411	598,635

Loss from operations	(466,156)	(282,580)	(1,097,482)	(598,635)

Proceeds from settlement of litigation	2,650,000	425,000	3,100,000	433,500
Interest income	13,173	--	16,231	--
Interest expense	(14,906)	(5,852)	(25,130)	(11,901)

Net income (loss)	$2,182,111	$136,568	$1,993,619	$(177,036)

Net income (loss) per common share:
Basic	$0.09	$0.01	$0.09	$(0.01)
Diluted	$0.08	$0.01	$0.08	$(0.01)

Weighted average number of common shares outstanding:
Basic	23,024,693	21,276,090	22,323,746	21,276,090
Diluted	26,520,070	21,436,092	24,576,315	21,276,090

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,993,619	$(177,036)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,054	9,209
Stock based compensation expense	88,371	--
Amortization of deferred compensation	--	11,755
License expense	236,900	--
Interest imputed on note payable	8,350	--
Changes in operating assets and liabilities:
Prepaid expenses and other	(27,137)	(23,792)
Accounts payable	(97,066)	14,063
Accounts payable - related party	(214,582)	105,270
Accrued expenses	(71,350)	(17,705)
Accrued expenses - related party	(75,000)	--
Net cash provided by (used in) operating activities	1,843,159	(78,236)

Cash flows from investing activities:
Proceeds from sale of distribution rights	150,000	300,000
Purchases of fixed assets	(8,392)	--
Net cash provided by investing activities	141,608	300,000

Cash flows used in financing activities:
Repayment of note payable	(40,900)	--
Proceeds from exercise of warrants	25,670	--
Proceeds from issuance of convertible debentures	250,000	--
Net cash provided by financing activities	234,770	--

Increase in cash and cash equivalents	2,219,537	221,764
Cash and cash equivalents - beginning of period	680,381	612,076
Cash and cash equivalents - end of period	$2,899,918	$833,840
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,000	$--
Cash paid during the period for income taxes	$530	$500
Noncash operating activities:
Issuance of common stock as payment of amounts due to related party	$265,750	$--
Issuance of common stock as payment of accounts payable	$10,000	$--
Noncash financing activity:
Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$236,900	$--

The accompanying notes are an integral part of these consolidated financial statements.

Scivanta Medical Corporation and Subsidiary
(formerly Medi-Hut Co., Inc.)
Notes to the Unaudited Consolidated Financial Statements

1.	Basis of Presentation

On January 4, 2007, Medi-Hut Co., Inc. changed its name to Scivanta Medical Corporation (“Scivanta” or the “Company”). The consolidated financial statements included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows for the interim period to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited financial statements as of October 31, 2006 and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2006, which is filed with the Securities and Exchange Commission (the “SEC”).

The Company currently does not have any revenue from any sources. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 18 months to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will be successful in the development of the HCMS or that it will receive the appropriate regulatory approvals to market the HCMS.

Management believes the funds received in connection with the issuance of the convertible debentures on February 8, 2007 (see Note 6) and the proceeds received from the settlement agreement with Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”), together with funds currently available to the Company, will be sufficient to support planned operations through June 30, 2008 (see Note 11). However, management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire and develop additional products and technologies.

2.	Related Party Transactions

Consulting Services Agreement with Century Capital

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

For the three and six months ended April 30, 2007, the Company was billed $0 and $150,000, respectively, for consulting services rendered by Century Capital and the Company recorded $0 and $25,000, respectively, of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2006 and ending January 31, 2007. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of April 30, 2007, the Company owed Century Capital $1,124 for expenses, which are included in accounts payable - related party and was paid by the Company subsequent to the quarter ended April 30, 2007.

For the three and six months ended April 30, 2006, the Company was billed $150,000 and $300,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services.

Shared Services Agreement and Sublease Agreement with Century Capital

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement had a month to month term that required sixty days written notice to terminate and a monthly rental fee of $2,500. Effective February 1, 2007, the Shared Services Agreement between the Company and Century Capital was terminated and replaced with a Sublease Agreement. Pursuant to the Sublease Agreement, the Company rents office space approximating 2,000 square feet inside Century Capital’s existing offices. In addition, the Company rents office furniture and other equipment from Century Capital. This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000. The Company is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the three and six months ended April 30, 2007, the Company was billed $16,102 and $23,602, respectively, pursuant to the terms of the Shared Services Agreement and the Sublease Agreement. As of April 30, 2007, all amounts due to Century Capital from the Company related to the Shared Services Agreement and the Sublease Agreement had been paid.

During the three and six months ended April 30, 2006, the Company was billed $7,500 and $15,000, respectively, for rent.

3.	Note Receivable

On October 17, 2005, as part of the purchase and settlement agreement between the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”), the Company sold its distribution and other rights and business with respect to Syntest, a hormone replacement therapy drug, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge paid the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid in October 2005 after the execution of the purchase and settlement agreement, and (2) $50,000 was paid on or about the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. All amounts due under the purchase and settlement agreement had been received by the Company.

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

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, make and sell the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The term of the License Agreement commenced on November 10, 2006, the date of the License Agreement, and ends on the later of (1) the expiration date of the last to expire patent right related to the HCMS which is June 2018 or (2) ten years from the sale of the first HCMS product.

The Company agreed to make an initial payment to the Licensor of $264,300 (see Note 5). In addition, the Company is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. The Company also is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS and is obligated to make milestone payments to the Licensor as follows: (1) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (2) first submission of the HCMS for regulatory approval in any country - $100,000; and (3) first notice of regulatory approval to market the HCMS in any country - $150,000.

The Company expenses research and development costs as incurred. Initial and milestone payments made to third parties in connection with technology license agreements are also expensed as incurred as research and development costs, up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval will be capitalized and amortized over the remaining useful life of the related product. The HCMS is currently in the development stage and has not received regulatory approval. Accordingly, during the three and six months ended April 30, 2007, the Company recorded $0 and $236,900, respectively, of research and development expense related to the upfront costs associated with the HCMS license (see Note 5).

5.	Note Payable

Pursuant to the terms of the HCMS License Agreement (see Note 4), the Company is required to make a payment to the Licensor of $264,300. The Company paid $40,900 on November 16, 2006 and is required to pay $80,000 on or before November 1, 2007 and $143,400 on or before November 1, 2008. This payment obligation is non-interest bearing.

The Company recorded a note payable of $236,900 based on the present value of the original payment obligation with a corresponding discount rate of 8%. The difference between the present value of the original payment obligation ($236,900) and the face value of the original payment obligation ($264,300) is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400). During the three and six months ended April 30, 2007, the Company recognized $4,175 and $8,350, respectively, of interest expense related to the note payable.

6.	Convertible Debentures

May 2005 Convertible Debentures

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “May 2005 Debentures”). The gross proceeds received in connection with this private placement were $300,000. The May 2005 Debentures had a 2 year term maturing on April 30, 2007, and beared interest at a rate of 8% per annum. Interest was payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elected to pay the interest in shares of the Company’s common stock, the number of shares issued as payment would be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2005 Debentures. Up to 50% of the aggregate principal amount of the May 2005 Debentures were convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the May 2005 Debentures were convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.20 per share. An aggregate amount of 2,250,000 shares of common stock could be issued pursuant to the May 2005 Debentures (see Note 13).

For the three and six months ended April 30, 2007, the Company recorded a total of $5,854 and $11,903, respectively, of interest expense related to the May 2005 Debentures. As of April 30, 2007, the Company had accrued $24,000 of interest related to the May 2005 Debentures, which amount was subsequently paid by the Company (see Note 13).

February 2007 Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”). The gross proceeds received in connection with this private placement was $250,000, which will be used for working capital purposes, including the development of the HCMS. The February 2007 Debentures have a 3 year term maturing on January 31, 2010, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures. Up to 50% of the aggregate principal amount of the February 2007 Debentures are immediately convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share. The remaining 50% of the aggregate principal amount of the February 2007 Debentures are convertible at the option of the holders at any time after February 1, 2008 at a conversion price of $0.30 per share. The fair value of the Company’s common stock as of February 1, 2007 was $0.20 per share. An aggregate amount of 1,041,667 shares of common stock can be issued pursuant to the February 2007 Debentures. The February 2007 Debentures contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities receivable upon the conversion of the February 2007 Debentures.

For the three and six months ended April 30, 2007, the Company recorded a total of $4,877 of interest expense related to the February 2007 Debentures.

7.	Stock-Based Compensation

On November 1, 2006, the Company adopted the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted 123R using the modified prospective method which allows the Company to implement the provisions of SFAS 123R on all stock-based awards granted after the effective date. In addition, SFAS 123R will apply to all awards granted prior to the effective date that were unvested on the effective date based on the fair value of the option or warrant on the grant-date.

Generally, the approach under SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model. In addition, SFAS 123R requires the Company to estimate forfeiture rates for all unvested awards. In estimating the forfeiture rate, the Company monitors both option and warrant exercises as well as employee termination patterns.

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

The Company accounts for options granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to the Company, to the extent they do not vest at the grant date.

During the three and six months ended April 30, 2007, the Company granted 1,100,000 options to its employees (estimated fair value of $211,647 at the date of issuance). In addition, during the three and six months ended April 30, 2007, the Company issued warrants to purchase 523,000 shares of common stock of the Company (estimated fair value of $110,053 at the date of issuance) and 648,000 shares of common stock of the Company (estimated fair value of $137,549 at the date of issuance), respectively, to the Company’s current directors, other than Messers. LaVance and Gifford, to a former director of the Company and to a consultant (see Note 10). During the three months ended April 30, 2007, the Company recorded $16,679 of stock based compensation related to options and $55,931 of stock based compensation related to warrants. During the six months ended April 30, 2007, the Company recorded $17,473 of stock based compensation related to options and $70,898 of stock based compensation related to warrants. The Company applied an estimated forfeiture rate of 0% for the three and six months ended April 30, 2007 in determining the expense recorded in the Company’s consolidated statement of operations.

During the three months ended April 30, 2006, the Company did not grant any options to employees. During the six months ended April 30, 2006, the Company granted 100,000 options to an employee. In accordance with APB 25, no stock-based compensation was reflected in the net loss for the six months ended April 30, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123R, the Company’s net income was $16,679 less for the three months ended April 30, 2007 and $17,472 less for the six months ended April 30, 2007 than if it had continued to account for share-based compensation under APB 25. The impact of the adoption of 123R was to reduce basic earnings per share by $0.01 for the three months ended April 30, 2007. Basic net income per share for the six months ended April 30, 2007 and diluted net income per share for the three and six months ended April 30, 2007 were not materially affected as a result of the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, the Company's policy was to expense stock based compensation related to director warrants over the vesting period associated with the warrants.

The following table illustrates the effect on net income (loss) and net income (loss) per share for the three and six months ended April 30, 2006 had the fair value based method been applied to all awards:

	Three Months Ended April 30, 2006	Six Months Ended April 30, 2006

Reported net income (loss)	$136,568	$(177,036)
Stock-based employee compensation expense included in net income (loss), net of related tax effects	--	--
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,006)	(1,746)
Pro forma net income (loss)	$135,562	$(178,782)

Basic and diluted net income (loss) per share:
As reported	$0.01	$(0.01)

Pro forma	$0.01	$(0.01)

In connection with the adoption of SFAS 123R, the deferred compensation at October 31, 2006 of $18,947 related to previous grants of non-employee warrants to purchase common stock was offset against additional paid-in-capital.

During the three and six months ended April 30, 2006, the Company recognized a total of $1,142 and $11,755, respectively, of amortization expense related to the warrants.

8.	Net Income (Loss) Per Common Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt, provided that the exercise price of the stock options and warrants and the conversion price of the convertible debt is less than the average market price of the common stock during the period. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants and the conversion of convertible debt would be anti-dilutive.

For the three months ended April 30, 2007, diluted net income per share did not include the effect of 1,100,000 options, 648,000 warrants and 416,667 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive. For the six months ended April 30, 2007, diluted net income per share did not include the effect of 1,100,000 options, 1,181,332 warrants and 1,791,667 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive.

For the three months ended April 30, 2006, diluted net income per share did not include the effect of 335,000 options, 1,979,996 warrants and 2,250,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive. For the six months ended April 30, 2006, diluted net loss per share did not include the effect of 370,000 options, 2,104,998 warrants and 2,250,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive.

9.	Income Taxes

The Company has approximately $15,184,252 and $15,163,974 in federal and state net operating loss carryovers, respectively, which were generated through October 31, 2006 and are available to offset future taxable income in fiscal years 2007 through 2026. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance decreased $794,736 during the six months ended April 30, 2007, attributable primarily to net income related to the settlement with the Syntho Group.

The components of the Company’s deferred tax assets as of April 30, 2007 and October 31, 2006 are as follows:

	April 30, 2007	October 31, 2006

Net operating loss	$4,935,392	$5,848,556
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,076	67,604
License and patent costs	96,737	--
Other	35,295	5,076
Total gross deferred tax assets	5,204,383	5,999,119
Valuation allowance	(5,204,383)	(5,999,119)
Net deferred tax assets	$--	$--

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

10.	Stockholders’ Equity

Stock Option Plan

On July 5, 2002, the stockholders approved the Company’s 2002 Equity Incentive Plan (the “2002 Equity Incentive Plan”), effective as of January 1, 2002. The 2002 Equity Incentive Plan was placed into effect in order to promote the long-term success of the Company and to (1) encourage employees, independent directors and consultants of the Company to focus on critical long-term objectives, (2) encourage the attraction and retention of employees, independent directors and consultants with exceptional qualifications, and (3) link employees, independent directors and consultants directly to shareholders’ interests through increased stock ownership.

The 2002 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”) and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2002 Equity Incentive Plan is 2,000,000.

Options Issued to Executive Officers

On February 5, 2007, the Company issued a NSO to purchase 500,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to each of Messers. LaVance and Gifford. An aggregate amount of 1,000,000 shares of common stock could be issued pursuant to these options. Each option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying each option vest as follows: 14,000 shares vest on the last day of each month commencing February 28, 2007 through December 31, 2009 and the remaining 10,000 shares vest on January 31, 2010. The vesting of 275,000 shares underlying each option will be accelerated as follows: (i) 25,000 shares upon execution of a Board-approved agreement between the Company and a medical device company for the purpose of collaboration on the development of the HCMS or the distribution of the HCMS; (ii) 100,000 shares upon the Company’s receipt of approval from the United States Food and Drug Administration to market the HCMS; (iii) 50,000 shares upon the Company’s receipt of cash in the amount of $2,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS, the payment of general and administrative expenses and for other purposes; (iv) 50,000 shares upon the Company’s acquisition of a product or technology other than the HCMS; and (v) 50,000 shares upon the Company’s receipt of cash in the amount of $3,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS or any other acquired product, the payment of general and administrative expenses and for other purposes.

In the event of a change in control of the Company, as defined in the options, each of the options becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the options will be unregistered securities.

The fair value of each of the options was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. Each option had a fair value of approximately $96,203 at the date of issuance (see Note 7).

Stock Options Issued to Non-Executive Officers

On February 5, 2007, the Company issued a NSO to purchase 100,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to Allan J. Jones, the Company’s controller. The option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying the option vest as follows: 33,333 shares vest on December 31, 2007; 33,333 shares vest on December 31, 2008 and 33,334 shares vest on December 31, 2009.

In the event of a change in control of the Company, as defined in the option, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The option had a fair value of approximately $19,241 at the date of issuance (see Note 7).

Summary of Stock Options

As of April 30, 2007, the Company had available to issue 530,000 shares of the Company’s common stock under the 2002 Equity Incentive Plan.

Option transactions for employees under the 2002 Equity Incentive Plan during the six month period ended April 30, 2007 were as follows:

	Option Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	370,000	$0.02 & 0.08	$0.07
Granted during the period	1,100,000	$0.20	$0.20
Exercised during the period	--	--	--
Terminated during the period	--	--	--

Outstanding at April 30, 2007	1,470,000	$0.02, 0.08 & 0.20	$0.17	$61,200

Exercisable at April 30, 2007	404,000	$0.02, 0.08 & 0.20	$0.10	$44,540

Information with respect to outstanding options and options exercisable as of April 30, 2007 that were granted to employees is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.02	35,000	7.7	$0.02	35,000	$0.02
$0.08	335,000	7.3	$0.08	285,000	$0.08
$0.20	1,100,000	9.8	$0.20	84,000	$0.20

	1,470,000	9.1	$0.17	404,000	$0.10

A summary of the nonvested shares subject to options issued under the 2002 Equity Incentive Plan as of April 30, 2007 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2006	100,000	$0.08
Granted during the period	1,100,000	$0.20
Vested during the period	(134,000)	$0.16
Terminated during the period	--	--
Nonvested at April 30, 2007	1,066,000	$0.19

As of April 30, 2007, there was $199,126 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 33 months.

No options were issued to non-employees during the six month period ended April 30, 2007 (see Note 13).

Warrants to Purchase Common Stock

Warrant Issued to Consultant Dated January 1, 2007

On January 1, 2007, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to Dian Griesel, the principal owner of the Investors Relations Group, in connection with an investor relations and public relations consulting agreement entered into between the Company and the Investors Relations Group. The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012. The shares of common stock underlying the warrant vest as follows: 31,250 shares vested on March 31, 2007; 31,250 shares vest on June 30, 2007; 31,250 shares vest on September 30, 2007 and 31,250 shares vest on December 31, 2007.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.70%; volatility of 338.02%; and an expected life of 5 years. The warrant had a fair value of approximately $27,496 at the date of issuance. As of April 30, 2007, 31,250 shares underlying the warrant were available for purchase and 93,750 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

Warrants Issued to Current Directors

Richard E. Otto Warrant Dated February 5, 2007. On February 5, 2007, the Company issued a warrant to purchase 209,000 shares of the Company’s common stock to Richard E. Otto, a member of the Board of Directors of the Company, as consideration for his service to the Company in 2006 and his continued service through 2007. The warrant has a five year term and is exercisable at $0.20 per share. The shares of common stock underlying the warrant vest or vested as follows: 100,000 shares vested immediately on February 5, 2007; 7,250 shares vested on March 31, 2007; 7,250 shares vest on June 30, 2007; 7,250 shares vest on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $40,213 at the date of issuance. As of April 30, 2007, 107,250 shares underlying the warrant were available for purchase and 101,750 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

Lawrence M. Levy Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 105,000 shares of the Company’s common stock to Lawrence M. Levy as consideration for his service as a member of the Company’s Board of Directors and his service as a member of the Audit Committee and Compensation Committee of the Board of Directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,250 shares vested on March 31, 2007; 6,250 shares vest on June 30, 2007; 6,250 shares vest on September 30, 2007; 26,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.46%; volatility of 167.82%; and an expected life of 5 years. The warrant had a fair value of approximately $24,827 at the date of issuance. As of April 30, 2007, 6,250 shares underlying the warrant were available for purchase and 98,750 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

Anthony Giordano, III Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 109,000 shares of the Company’s common stock to Anthony Giordano, III as consideration for his service as a member of the Company’s Board of Directors and his service as the Chairman of the Audit Committee and member of the Compensation Committee of the Board of Directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 7,250 shares vested on March 31, 2007; 7,250 shares vest on June 30, 2007; 7,250 shares vest on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.46%; volatility of 167.82%; and an expected life of 5 years. The warrant had a fair value of approximately $25,772 at the date of issuance. As of April 30, 2007, 7,250 shares underlying the warrant were available for purchase and 101,750 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

Warrant Issued to Former Director

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $19,241 at the date of issuance (see Note 7).

Common Stock Issued Upon Exercise of Warrants

On November 13, 2006, Century Capital exercised its right to purchase 425,000 shares of the Company's common stock underlying the warrants issued to it on May 14, 2004 and February 25, 2005. The $15,750 due to the Company as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

On February 19, 2007, James G. Aaron, a former director of the Company, exercised his right to purchase 66,666 shares of the Company’s common stock underlying the warrant issued to him on July 24, 2003. The Company received $17,334 ($0.26/share) in connection with the issuance of these shares.

On April 20, 2007, John A. Moore, a former director of the Company, exercised his right to purchase 133,400 shares of the Company’s common stock underlying the warrant issued to him on May 14, 2004. The Company received $5,336 ($0.04/share) in connection with the issuance of these shares. In addition, on April 20, 2007, Mr. Moore exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant issued to him on February 25, 2005. The Company received $3,000 ($0.03/share) in connection with the issuance of these shares.

Summary of Warrants

Stock warrant transactions during the six months ended April 30, 2007 were as follows:

	Warrant Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	1,924,998	$0.03 - 0.26	$0.11
Granted during the period	648,000	$0.20 & 0.25	$0.23
Exercised during the period	(725,066)	$0.03, 0.04 & 0.26	$0.06
Terminated during the period	--	--	--
Outstanding at April 30, 2007	1,847,932	$0.03 - 0.26	$0.17	$78,185
Exercisable at April 30, 2007	1,450,932	$0.03 - 0.26	$0.15	$88,978

Information with respect to outstanding warrants and warrants exercisable at April 30, 2007 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number Exercisable	Weighted Average Exercise Price Per Common Share

$0.03 - 0.04	666,600	4.0	$0.04	666,600	$0.04
$0.20 - 0.26	1,181,332	3.2	$0.24	784,332	$0.24
	1,847,932	3.5	$0.17	1,450,932	$0.15

A summary of the nonvested shares subject to warrants at April 30, 2007 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2006	300,000	$0.04
Granted during the period	648,000	$0.23
Vested during the period	(551,000)	$0.12
Terminated during the period	--	--
Nonvested at April 30, 2007	397,000	$0.24

As of April 30, 2007, there was $85,599 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants. That cost is expected to be recognized over a weighted average period of 42 months.

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

On February 5, 2007, the Company issued 50,000 shares of its common stock to Georgia Capital Management, Inc. These shares were issued as payment of $10,000 ($0.20 per share) of consulting fees due to Georgia Capital Management, Inc.

11.	Litigation

As set forth in “Part II, Item 1. Legal Proceedings,” the Company was involved in various litigation during the periods covered by this report. Set forth below is a brief description of the developments in litigation set forth in “Part II, Item 1. Legal Proceedings,” which occurred during the three months ended April 30, 2007 (see Note 3).

Syntest Litigation. On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax Pharmaceuticals, Inc. (“Intermax”). As part of the settlement reached by the parties, the Syntho Group paid the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 was paid on or about the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) the balance of $2,550,000 was paid on March 27, 2007.

Loures Lawsuit. On November 3, 2006, the court granted the Company’s motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court and dismissed the complaint without prejudice. On February 7, 2007, the plaintiffs’ supplied the Company with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued and reinstate the complaint. On February 16, 2007, the court granted the plaintiffs’ request to reinstate the complaint. The Company is currently vigorously defending this action.

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)” (“SFAS 158”). SFAS 158 requires companies with defined benefit plans and certain other plans to recognize on the balance sheet the difference between benefit obligations and any plan assets of those benefit plans. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company currently does not have any plans of this nature, therefore, SFAS 158 is not applicable to the Company and will have no impact.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its consolidated results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements when they are identified and is effective for fiscal years ending after November 15, 2006. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to its consolidated financial statements.

13.	Subsequent Events

May 2005 Convertible Debentures

On May 10, 2007, the holders of the May 2005 Debentures, which matured on April 30, 2007, elected to convert $275,000 of the outstanding principal balance into shares of the Company’s common stock. As a result, pursuant to the terms of the May 2005 Debentures, the Company issued 2,125,000 shares of its common stock and repaid the balance of $25,000. In addition, the Company issued 114,288 shares of its common stock to the May 2005 Debenture holders as payment of $24,000 of interest due on the May 2005 Debentures for the period commencing May 1, 2006 and ending April 30, 2007. The number of shares issued as payment of the interest due was calculated based on the fair market value of the Company’s common stock ($0.21 per share) on April 30, 2007.

2007 Equity Incentive Plan

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan (the “2007 Equity Incentive Plan”). The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.

The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.

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

Research and Development. For the three and six months ended April 30, 2007, research and development expenses were $9,171 and $246,071, respectively, as compared to no research and development expenses for the three and six months ended April 30, 2006. The increase in research and development expenses for the six months ended April 30, 2007 was due to the HCMS license costs expensed by the Company.

Research and development expenses are expected to increase in the fiscal year ending October 31, 2007 as the Company develops the HCMS.

General and Administrative. For the three months ended April 30, 2007, general and administrative expenses were $456,985, as compared to $282,580 for the three months ended April 30, 2006. The $174,405, or 62%, increase in general and administrative expenses for the three months ended April 30, 2007 was primarily due to a $17,325 increase in management compensation and benefits costs, a $38,413 increase in consulting expenses related to investor relations activities, a $21,426 increase in expenses related to the Company’s proxy and annual shareholders meeting, a $7,500 increase in rent expense and $71,468 increase in stock based compensation expense to employees, directors and consultants.

For the six months ended April 30, 2007, general and administrative expenses were $851,411, as compared to $598,635 for the six months ended April 30, 2006. The $252,776, or 42%, increase in general and administrative expenses for the six months ended April 30, 2007 was primarily due to a $45,321 increase in management compensation and benefits costs, a $4,929 increase in legal expenses related to general corporate and litigation costs, a $57,458 increase in consulting expenses primarily related to investor relations activities, a $14,762 increase in other fees related to the settlement of the litigation with the Syntho Group and the Company’s stock certificate exchange program, a $21,426 increase in expenses related to the Company’s proxy and annual shareholders meeting, a $7,500 increase in rent expense and $76,616 increase in stock based compensation expense to employees, directors and consultants.

.
General and administrative expenses overall should increase in the fiscal year ending October 31, 2007 as the Company pursues other corporate activities and strategic initiatives.

Other Income (Expenses). During the three months ended April 30, 2007, the Company recorded $2,650,000 of other income related to the settlement of the litigation with the Syntho Group. During the three months ended April 30, 2006, the Company recorded $425,000 of other income related to the settlement of litigation against Rosenberg, Rich, Baker, Berman & Company (“Rosenberg”), the Company’s former independent registered public accounting firm.

During the six months ended April 30, 2007, the Company recorded $3,100,000 of other income related to the settlement of the litigation with the Syntho Group. During the six months ended April 30, 2006, the Company recorded $433,500 of other income primarily related to the settlement of litigation against Rosenberg.

During the three months ended April 30, 2007 and 2006, the Company incurred interest expense of $14,906 and $5,852, respectively. The $9,054 increase in interest expense for the three months ended April 30, 2007 was due to the interest expense associated with the note payable due in connection with the acquisition of the HCMS technology and to the interest expense associated with the February 2007 Debentures. See “Item 1. Financial Statements - Notes 5 and 6.”

During the six months ended April 30, 2007 and 2006, the Company incurred interest expense of $25,130 and $11,901, respectively. The $13,229 increase in interest expense for the six months ended April 30, 2007 was due to the interest expense associated with the note payable due in connection with the acquisition of the HCMS technology and to the interest expense associated with the February 2007 Debentures. See “Item 1. Financial Statements - Notes 5 and 6.”

Net Income (Loss). For the three months ended April 30, 2007, the Company had net income of $2,182,111 or $0.09 per share (basic) and $0.08 per share (diluted), as compared to net income of $136,568 or $0.01 per share (basic and diluted) for the three months ended April 30, 2006. The increase in net income was primarily attributable to the $2,650,000 of other income related to the settlement of the litigation with the Syntho Group.

For the six months ended April 30, 2007, the Company had net income of $1,993,619 or $0.09 per share (basic) and $0.08 per share (diluted), as compared to a net loss of $177,036 or $0.01 per share (basic and diluted) for the six months ended April 30, 2006. The increase in net income was primarily attributable to the $3,100,000 of other income related to the settlement of the litigation with the Syntho Group.

Liquidity and Capital Resources

As of April 30, 2007, the Company had working capital of $2,451,004. As of April 30, 2007, cash on hand was $2,899,918, an increase of $2,219,537 from October 31, 2006. The increase in cash on hand was primarily due to net income of $1,993,619, a $150,000 decrease in the note receivable related to the sale of the Syntest distribution rights to Breckenridge, the receipt of $250,000 of proceeds related to the February 2007 Debentures and $325,271 of non-cash expenses related to license costs and stock based compensation. These increases in cash were offset by a $27,137 increase in prepaid expenses, a $311,648 decrease in accounts payable and related party accounts payable, a $146,350 decrease in accrued expenses and related party accrued expenses and a $40,900 payment on the note payable related to acquisition of the HCMS technology.

During the past several years, the Company has sustained recurring losses and negative cash flows from operations. Although the Company has $1,843,159 of cash flow from operating activities through the first six months of fiscal 2007, management does not expect to maintain this level since the Company does not generate any revenue from operations. The Company’s operations have been funded through a combination of convertible debentures, private equity and proceeds received from the settlement of litigation.

No revenue is currently generated by the Company. As of May 31, 2007, the Company’s cash position was approximately $2,693,000. The Company estimates that the cash on hand is sufficient in order to fund the Company’s operations and the development of the HCMS through June 2008.

Management believes that the Company will require additional capital in order to complete the development of the HCMS, to acquire and develop additional products and technologies and to otherwise implement its strategy for business development. The Company currently does not have any lending relationships with commercial banks and does not anticipate establishing such relationships in the foreseeable future due to the Company’s limited operations and assets. Consequently, management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities. There can be no assurance as to the availability or terms upon which such capital might be available.

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

On October 17, 2005, the Company and Breckenridge entered into a purchase and settlement agreement pursuant to which the Company sold its distribution and other rights and business with respect to the hormone replacement drug, Syntest, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement, Breckenridge paid the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid shortly after the execution of the purchase and settlement agreement, and (2) $50,000 was paid on or about the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. Further, pursuant to the settlement agreement, the Company and Breckenridge dismissed their actions against each other and released each other from any further claims arising out of the distribution and sale of Syntest, except as provided under the purchase and settlement agreement. As of January 2, 2007, all amounts due under the purchase and settlement agreement had been received by the Company.

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with the Syntho Group and Intermax. Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group paid the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 was paid on or about the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 was paid on March 27, 2007. As of March 27, 2007, all amounts due the purchase and settlement agreement had been received by the Company.

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures, against the Company and certain of its former officers and directors. The plaintiffs allege that the Company, its former officers and certain of its former directors engaged in a scheme to inflate the Company’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the plaintiffs’ loss of approximately $120,000. The plaintiffs’ allegations are the same as those alleged in the class action lawsuit previously settled by the Company on August 18, 2003. The plaintiffs were one of eight parties that opted out of the settlement related to the class action lawsuit.

On October 4, 2006, the Company filed a motion to dismiss the plaintiffs’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted the Company’s motion and dismissed the complaint without prejudice.

On February 7, 2007, the plaintiff’s supplied the Company with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued. On February 16, 2007, the court granted the plaintiff’s request to reinstate the complaint. The Company is currently vigorously defending this action.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Options Issued to Executive Officers

On February 5, 2007, the Company issued a NSO to purchase 500,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to each of Messers. LaVance and Gifford. An aggregate amount of 1,000,000 shares of common stock could be issued pursuant to these options. Each option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying each option vest as follows: 14,000 shares vest on the last day of each month commencing February 28, 2007 through December 31, 2009 and the remaining 10,000 shares vest on January 31, 2010. The vesting of 275,000 shares underlying each option will be accelerated as follows: (1) 25,000 shares upon execution of a Board-approved agreement between the Company and a medical device company for the purpose of collaboration on the development of the HCMS or the distribution of the HCMS; (2) 100,000 shares upon the Company’s receipt of approval from the United States Food and Drug Administration to market the HCMS; (3) 50,000 shares upon the Company’s receipt of cash in the amount of $2,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS, the payment of general and administrative expenses and for other purposes; (4) 50,000 shares upon the Company’s acquisition of a product or technology other than the HCMS; and (5) 50,000 shares upon the Company’s receipt of cash in the amount of $3,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS or any other acquired product, the payment of general and administrative expenses and for other purposes.

In the event of a change in control of the Company, as defined in the options, each of the options becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the options will be unregistered securities.

In connection with the issuance to Messers. LaVance and Gifford of the options to purchase an aggregate of 1,000,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Stock Option Issued to Non-Executive Officer

On February 5, 2007, the Company issued a NSO to purchase 100,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to Allan J. Jones, the Company’s controller. The option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying the option vest as follows: 33,333 shares vest on December 31, 2007; 33,333 shares vest on December 31, 2008; and 33,334 shares vest on December 31, 2009.

In the event of a change in control of the Company, as defined in the option, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

In connection with the issuance to Mr. Jones of the option to purchase 100,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Warrants Issued to Current Directors

Richard E. Otto Warrant Dated February 5, 2007. On February 5, 2007, the Company issued a warrant to purchase 209,000 shares of the Company’s common stock to Richard E. Otto, a member of the Board of Directors of the Company, as consideration for his service to the Company in 2006 and his continued service through 2007. The warrant has a five year term and is exercisable at $0.20 per share. The shares of common stock underlying the warrant vest or vested as follows: 100,000 shares vested immediately on February 5, 2007; 7,250 shares vested on March 31, 2007; 7,250 shares vest on June 30, 2007; 7,250 shares vest on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

In connection with the issuance to Mr. Otto of the warrant to purchase 209,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Lawrence M. Levy Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 105,000 shares of the Company’s common stock to Lawrence M. Levy as consideration for his service as a member of the Company’s Board of Directors and his service as a member of the Audit Committee and Compensation Committee of the Board of Directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,250 shares vested on March 31, 2007; 6,250 shares vest on June 30, 2007; 6,250 shares vest on September 30, 2007; 26,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

In connection with the issuance to Mr. Levy of the warrant to purchase 105,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Anthony Giordano, III Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 109,000 shares of the Company’s common stock to Anthony Giordano, III as consideration for his service as a member of the Company’s Board of Directors and his service as the Chairman of the Audit Committee and member of the Compensation Committee of the Board of Directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 7,250 shares vested on March 31, 2007; 7,250 shares vest on June 30, 2007; 7,250 shares vest on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

In connection with the issuance to Mr. Giordano of the warrant to purchase 109,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Warrant Issued to Former Director

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

In connection with the issuance to Mr. Moore of the warrant to purchase 100,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued Upon Exercise of Warrant Dated July 24, 2003

On February 19, 2007, James G. Aaron, a former director of the Company, exercised his right to purchase 66,666 shares of the Company’s common stock underlying the warrant issued to him on July 24, 2003. The Company received $17,334 ($0.26/share) in connection with the issuance of these shares.

In connection with the issuance to Mr. Aaron of 66,666 shares of common stock upon the exercise of the warrant issued to him on July 24, 2003, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued Upon Exercise of Warrant Dated May 14, 2004

On April 20, 2007, John A. Moore, a former director of the Company, exercised his right to purchase 133,400 shares of the Company’s common stock underlying the warrant issued to him on May 14, 2004. The Company received $5,336 ($0.04/share) in connection with the issuance of these shares.

In connection with the issuance to Mr. Moore of 133,400 shares of common stock upon the exercise of the warrant issued to him on May 14, 2004, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Common Stock Issued Upon Exercise of Warrant Dated February 25, 2005

On April 20, 2007, John A. Moore, a former director of the Company, exercised his right to purchase 100,000 shares of the Company’s common stock underlying the warrant issued to him on February 25, 2005. The Company received $3,000 ($0.03/share) in connection with the issuance of these shares.

In connection with the issuance to Mr. Moore of 100,000 shares of common stock upon the exercise of the warrant issued to him on February 25, 2005, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

On February 5, 2007, the Company issued 50,000 shares of its common stock to Georgia Capital Management, Inc. These shares were issued as payment of $10,000 ($0.20 per share) of consulting fees due to Georgia Capital Management, Inc.

In connection with the issuance of an aggregate of 1,300,000 shares of common stock to Mr. LaVance, Mr. Gifford and Georgia Capital Management, Inc., the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

DATE:	SCIVANTA MEDICAL CORPORATION

June 14, 2007	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 14, 2007	By:	/s/ Thomas S. Gifford
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

4.2
Form of Convertible Debenture, dated February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, jtwros ($25,000); Alan Eicoff ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); Robert P. Reynolds ($12,500); Chartwell Partners, LLP ($12,500); and Marc G. Robinson and Joshua Goldfarb ($25,000) (Incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.1
The Registrant’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (Incorporated by reference to Exhibit B of the Registrant’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.3
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to John A. Moore (Incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.4
Warrant to purchase 200,000 shares of common stock of the Registrant, dated July 24, 2003, issued to Salvatore J. Badalamenti (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.5
Warrant to purchase 200,000 shares of common stock of the Registrant, dated May 14, 2004, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.6
Warrant to purchase 200,000 shares of common stock of the Registrant, dated May 14, 2004, issued to Salvatore J. Badalamenti (Incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.7
Warrant to purchase 700,000 shares of common stock of the Registrant, dated May 14, 2004, issued to Century Capital Associates LLC (Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.8
Warrant to purchase 200,000 shares of common stock of the Registrant, dated February 25, 2005, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2002, filed with the SEC on November 25, 2005).

10.9
Sublease Agreement, dated February 1, 2007, between the Registrant and Century Capital Associates LLC (Incorporated by reference to Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.10
Technology License Agreement between The Research Foundation of State University of New York for and on behalf of University of Buffalo and the Registrant dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.11
Non-qualified stock option to purchase 500,000 shares of common stock of the Registrant, dated February 5, 2007, issued to David R. LaVance (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.12
Non-qualified stock option to purchase 500,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Thomas S. Gifford (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.13
Warrant to purchase 209,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.14
Warrant to purchase 105,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Lawrence M. Levy (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.15
Warrant to purchase 109,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Anthony Giordano, III (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.16
The Registrant’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (Incorporated by reference to Appendix to the Registrant’s definitive proxy statement, filed with the SEC on April 27, 2007).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.