Form 10QSB
period 2007-07-31
SCIVANTA MEDICAL CORP
filed 2007-09-12
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 282-1620
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 7, 2007, there were 25,750,444 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐No ☒

SCIVANTA MEDICAL CORPORATION

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Balance Sheets

	July 31, 2007 (Unaudited)	October 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,543,600	$680,381
Prepaid expenses and other	28,165	13,005
Note receivable, current portion	—	150,000

Total current assets	2,571,765	843,386

Other	7,368	791

Total assets	$2,579,133	$844,177
Liabilities
Current liabilities:
Accounts payable	$34,237	$179,309
Accounts payable - related party	2,077	481,456
Accrued expenses	21,662	110,039
Accrued expenses - related party	—	75,000
Convertible debentures	—	300,000
Note payable, current portion	78,500	—

Total current liabilities	136,476	1,145,804

Long term liabilities:
Note payable, net of current portion	128,682	—
Convertible debentures	250,000	—

Total long term liabilities	378,682	—

Commitments and contingencies

Stockholders’ equity (deficiency)
Common stock, $.001 par value; 100,000,000 shares authorized; 25,540,444 and 21,276,090 shares issued and outstanding, respectively	25,540	21,276
Additional paid in capital	20,467,592	19,766,486
Deferred compensation	—	(18,947)
Accumulated deficit	(18,429,157)	(20,070,442)

Total stockholders’ equity (deficiency)	2,063,975	(301,627)

Total liabilities and stockholders’ equity (deficiency)	$2,579,133	$844,177

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2007	2006	2007	2006

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Research and development	12,217	—	258,288	—
General and administrative	361,069	297,414	1,212,480	896,049

Loss from operations	(373,286)	(297,414)	(1,470,768)	(896,049)

Proceeds from settlement of litigation	—	—	3,100,000	433,500
Interest income	30,581	—	46,812	—
Interest expense	(9,629)	(6,049)	(34,759)	(17,950)

Net (loss) income	$(352,334)	$(303,463)	$1,641,285	$(480,499)

Net (loss) income per common share:
Basic	$(0.01)	$(0.01)	$0.07	$(0.02)
Diluted	$(0.01)	$(0.01)	$0.07	$(0.02)

Weighted average number of common shares outstanding:
Basic	25,540,444	21,276,090	23,407,761	21,276,090
Diluted	25,540,444	21,276,090	25,107,774	21,276,090

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,641,285	$(480,499)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,815	10,913
Stock based compensation expense	123,897	—
Amortization of deferred compensation	—	18,071
License expense	235,557	—
Interest imputed on note payable	12,525	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(15,160)	(9,043)
Accounts payable	(135,072)	55,652
Accounts payable - related party	(213,629)	149,402
Accrued expenses	(64,377)	(37,069)
Accrued expenses - related party	(75,000)	—
Net cash provided by (used in) operating activities	1,511,841	(292,573)
Cash flows from investing activities:
Proceeds from sale of distribution rights	150,000	450,000
Purchases of fixed assets	(8,392)	—
Net cash provided by investing activities	141,608	450,000

Cash flows used in financing activities:
Repayment of note payable	(40,900)	—
Proceeds from exercise of warrants	25,670	—
Proceeds from issuance of convertible debentures	250,000	—
Repayment of convertible debentures	(25,000)	—
Net cash provided by financing activities	209,770	—
Increase in cash and cash equivalents	1,863,219	157,427
Cash and cash equivalents - beginning of period	680,381	612,076
Cash and cash equivalents - end of period	$2,543,600	$769,503
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,413	$—
Cash paid during the period for income taxes	$2,530	$500
Noncash operating activities:
Issuance of common stock as payment of amounts due to related party	$265,750	$—
Issuance of common stock as payment of accounts payable	$10,000	$—
Noncash financing activities:
Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$235,557	$—
Issuance of 2,239,288 shares of common stock as payment of principal and interest on convertible debentures	$299,000	$—

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Notes to the Financial Statements

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

On July 12, 2007, the Company dissolved Scivanta Corporation, a New Jersey corporation and wholly-owned subsidiary of the Company. Scivanta Corporation remained inactive from the date of its formation, October 17, 2003, to the date of its dissolution.

The Company currently does not have any revenue from any sources. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. On June 29, 2007, the Company entered into two separate development agreements for the catheter and software components of the HCMS. On August 22, 2007, the Company entered into a development agreement for the hardware component of the HCMS. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 15 to 18 months from the date of this filing to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will be successful in the development of the HCMS or that it will receive the appropriate regulatory approvals to market the HCMS.

Management believes the funds currently available to the Company will be sufficient to support planned operations through September 30, 2008. However, management believes that the Company will require additional capital to complete the development of the HCMS and to be able to acquire and develop additional products and technologies.

2.	Related Party Transactions

Consulting Services Agreement with Century Capital

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are Principals of Century Capital Associates LLC (“Century Capital”), a consulting firm. Effective February 1, 2007, the Consulting Services Agreement, as amended and restated, between the Company and Century Capital terminated and Messers. LaVance and Gifford became employees of the Company. Mr. LaVance continues to serve as the Company’s President and Chief Executive Officer and Mr. Gifford continues to serve as the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. As employees of the Company, each of Mr. LaVance and Mr. Gifford will receive a base salary of $275,000 per annum, will be entitled to receive an annual bonus based on achievement of performance objectives agreed to by the Compensation Committee of the Company’s Board of Directors and will be able to participate in the Company’s employee benefit plans. The Company and Messers. LaVance and Gifford are in the process of negotiating employment contracts.

For the three and nine months ended July 31, 2007, the Company was billed $0 and $150,000, respectively, for consulting services rendered by Century Capital and the Company recorded $0 and $25,000, respectively, of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2006 and ending January 31, 2007. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of July 31, 2007, the Company owed Century Capital $1,148 for expenses, which are included in accounts payable - related party and were paid by the Company subsequent to the quarter ended July 31, 2007.

For the three and nine months ended July 31, 2006, the Company was billed $150,000 and $525,000, respectively, for consulting services rendered by Century Capital. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services.

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

During the three and nine months ended July 31, 2007, the Company was billed $17,799 and $41,301, respectively, pursuant to the terms of the Shared Services Agreement and the Sublease Agreement. As of July 31, 2007, all amounts due to Century Capital from the Company related to the Shared Services Agreement had been paid and the Company owed Century Capital $929 for expenses related to the Sublease Agreement, which are included in accounts payable - related party, and were paid by the Company subsequent to the quarter ended July 31, 2007.

During the three and nine months ended July 31, 2006, the Company was billed $7,500 and $22,500, respectively, for rent pursuant to the Shared Services Agreement.

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

4.	License and Development Agreements

HCMS License Agreement

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

The Company agreed to make an initial payment to the Licensor of $264,300 (see Note 5). In addition, the Company is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. The Company also is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS and is obligated to make additional milestone payments to the Licensor as follows: (1) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (2) first submission of the HCMS for regulatory approval in any country - $100,000; and (3) first notice of regulatory approval to market the HCMS in any country - $150,000. As of July 31, 2007, none of the milestones have been met and no payments are due to the Licensor.

On June 27, 2007, the Company and the Foundation entered into a subcontractor agreement. Pursuant to this agreement, the Foundation contracted the Company to develop the software and hardware components of the HCMS outlined in the technology incentive program contract awarded by the New York State Office of Science Technology and Academic Research to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”).

On June 29, 2007, the Company amended the License Agreement to allow the Licensor to enter into a non-exclusive manufacturing license agreement with Ethox, entered into on June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the HCMS for Scivanta. In addition, as part of the amended License Agreement, the Company’s original payment obligation of $264,300 to the Licensor was reduced to $262,957.

As a result of the subcontractor agreement, the amended License Agreement and the non-exclusive manufacturing license agreement between the Licensor and Ethox, the development of the HCMS will be partially funded through the NYSTAR contract. Pursuant to the terms of the NYSTAR Contract, up to $937,500 of funding is available for the development of the HCMS with the State of New York providing $750,000 of the funding and Ethox providing $187,500 of the funding. Ethox is also required to provide $562,500 of in-kind contributions. Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007 (see Catheter Development Agreement), Scivanta will provide Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox will provide the $562,500 of in-kind contributions (primarily contributed services). The funding received from the NYSTAR Contract will partially support the development of: the catheter component of the HCMS by Ethox (see Catheter Development Agreement); the software component of the HCMS by Applied Sciences Group, Inc. (“ASG”) (see Software Development Agreement); and the hardware component of the HCMS by Sparton Medical Systems (see Note 13 - Hardware Development Agreement). Under the terms of the subcontractor agreement between the Foundation and the Company, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, will reimburse the Company up to $899,500 of allowable expenditures incurred by the Company in connection with the development of the software and hardware components of the HCMS.

The Company expenses research and development costs as incurred. Initial and milestone payments made to third parties in connection with technology license agreements are also expensed as incurred as research and development costs, up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval will be capitalized and amortized over the remaining useful life of the related product. The HCMS is currently in the development stage and has not received regulatory approval. Accordingly, during the three and nine months ended July 31, 2007, the Company recorded $0 and $235,557, respectively, of research and development expense related to the upfront costs associated with the HCMS license (see Note 5).

Catheter Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS and a cash payment of $187,500 to be made in connection with the NYSTAR Contract funding discussed above. The development agreement has a two year term which may be extended up to six additional months. The services to be provided by Ethox include: (1) the management of project costs and schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the United States Food and Drug Administration and the European Medicines Agency. Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design. During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system. The development agreement also contains standard provisions regarding indemnification and termination.

Terms for the manufacturing of the catheter component of the HCMS are contained in a supply agreement which will be entered into by Scivanta and Ethox upon regulatory approval of the HCMS. The form of the supply agreement has been attached as a schedule to the development agreement. The supply agreement will have a four year term commencing on the date of the first commercial production of the catheter component of the HCMS, and thereafter shall renew on an annual basis unless terminated by either party in accordance with the supply agreement. The supply agreement will also contain a minimum order requirement, a pricing schedule and will provide for an additional payment to Ethox of up to $535,000, which will be paid to Ethox over the term of the supply agreement on a per unit basis based on the minimum number of units that the Company is required to order under the supply agreement.

The Company has not recorded any research and development expense related to this agreement during the three and nine months ended July 31, 2007.

Software Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG. Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS. The fees to be charged by ASG related to this agreement could range between $335,000 and $400,000. Scivanta can terminate the agreement at any time upon written notification.

No services have been performed through July 31, 2007 pursuant to this agreement and as such, the Company has not recorded any research and development expense related to this agreement during the three and nine months ended July 31, 2007 (see Note 13 - Hardware Development Agreement).

5.	Note Payable

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 4), the Company is required to make a payment to the Licensor of $262,957. The Company paid $40,900 on November 16, 2006 and is required to pay $80,000 on or before November 1, 2007 and $142,057 on or before November 1, 2008. This payment obligation is non-interest bearing.

The Company recorded a note payable of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%. The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400). During the three and nine months ended July 31, 2007, the Company recognized $4,175 and $12,525, respectively, of interest expense related to the note payable.

6.	Convertible Debentures

May 2005 Convertible Debentures

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “May 2005 Debentures”). The gross proceeds received in connection with this private placement were $300,000. The May 2005 Debentures had a 2 year term maturing on April 30, 2007, and bore interest at a rate of 8% per annum. Interest was payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elected to pay the interest in shares of the Company’s common stock, the number of shares issued as payment would be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2005 Debentures. Up to 50% of the aggregate principal amount of the May 2005 Debentures were convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share. The remaining 50% of the aggregate principal amount of the May 2005 Debentures were convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.20 per share. An aggregate amount of 2,250,000 shares of common stock could be issued pursuant to the May 2005 Debentures.

On May 10, 2007, the holders of the May 2005 Debentures, which matured on April 30, 2007, elected to convert $275,000 of the outstanding principal balance into shares of the Company’s common stock. As a result, pursuant to the terms of the May 2005 Debentures, the Company issued 2,125,000 shares of its common stock and repaid the balance of $25,000 in cash. In addition, the Company issued 114,288 shares of its common stock to the May 2005 Debenture holders as payment of $24,000 of interest due on the May 2005 Debentures for the period commencing May 1, 2006 and ending April 30, 2007. The number of shares issued as payment of the interest due was calculated based on the fair market value of the Company’s common stock ($0.21 per share) on April 30, 2007.

For the three and nine months ended July 31, 2007, the Company recorded a total of $0 and $11,903, respectively, of interest expense related to the May 2005 Debentures.

February 2007 Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”). The gross proceeds received in connection with this private placement were $250,000, which will be used for working capital purposes, including the development of the HCMS. The February 2007 Debentures have a 3 year term maturing on January 31, 2010, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

Up to 50% of the aggregate principal amount of the February 2007 Debentures are immediately convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share. The remaining 50% of the aggregate principal amount of the February 2007 Debentures are convertible at the option of the holders at any time after February 1, 2008 at a conversion price of $0.30 per share. The fair value of the Company’s common stock as of February 1, 2007 was $0.20 per share. An aggregate amount of 1,041,667 shares of common stock can be issued pursuant to the February 2007 Debentures. The February 2007 Debentures contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures. The Company has determined that the value attributable to the demand registration rights is de minimis.

For the three and nine months ended July 31, 2007, the Company recorded a total of $5,041 and $9,918, respectively, of interest expense related to the February 2007 Debentures. As of July 31, 2007, the Company had accrued $9,918 of interest related to the February 2007 Debentures.

7.	Stock-Based Compensation

On November 1, 2006, the Company adopted the Financial Accounting Standards Board (the “FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation.” SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted 123R using the modified prospective method which allows the Company to implement the provisions of SFAS 123R on all stock-based awards granted after the effective date. In addition, SFAS 123R will apply to all awards granted prior to the effective date that were unvested on the effective date based on the fair value of the option or warrant on the grant-date.

Generally, the approach under SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. The Company calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model. In addition, SFAS 123R requires the Company to estimate forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, the Company monitors both option and warrant exercises as well as employee termination patterns. The Company accounts for options and warrants granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The resulting stock-based compensation expense is recorded over the service period in which the employee or non-employee provides services to the Company, to the extent the options or warrants do not vest at the grant date and are not subject to forfeiture. Options and warrants issued to employees and non-employees that are subject to forfeiture are expensed on the vesting date.

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

During the three months ended July 31, 2007, the Company did not grant any options or issue any warrants to its employees or non-employees. During the nine months ended July 31, 2007, the Company granted 1,100,000 options to its employees (estimated fair value of $211,647 at the date of grant). In addition, during the nine months ended July 31, 2007, the Company issued warrants to purchase 648,000 shares of common stock of the Company (estimated fair value of $137,549 at the date of issuance) to the Company’s current directors, other than Messers. LaVance and Gifford, to a former director of the Company and to a consultant (see Note 10).

During the three months ended July 31, 2007, the Company recorded $26,073 of stock based compensation related to options and $9,453 of stock based compensation related to warrants. During the nine months ended July 31, 2007, the Company recorded $43,546 of stock based compensation related to options and $80,351 of stock based compensation related to warrants. The Company applied an estimated forfeiture rate of 0% for the three and nine months ended July 31, 2007 in determining the expense recorded in the Company’s statement of operations.

During the three months ended July 31 2006, the Company did not grant any options to employees. During the nine months ended July 31, 2006, the Company granted 100,000 options to an employee. In accordance with APB 25, no stock-based compensation was reflected in the net loss for the nine months ended July 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123R, the Company’s net loss was $26,073 greater for the three months ended July 31, 2007 and its net income was $43,545 less for the nine months ended July 31, 2007 than if it had continued to account for share-based compensation under APB 25. Basic net income (loss) per share for the three and nine months ended July 31, 2007 and diluted net income (loss) per share for the three and nine months ended July 31, 2007 were not materially affected as a result of the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, the Company’s policy was to expense stock based compensation related to director warrants over the vesting period associated with the warrants.

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended July 31, 2006 had the fair value based method been applied to all awards:

	Three Months Ended July 31, 2006	Nine Months Ended July 31, 2006

Reported net loss	$(303,463)	$(480,499)
Stock-based employee compensation expense included in net loss, net of related tax effects	—	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(1,036)	(2,782)
Pro forma net loss	$(304,499)	$(483,281)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.02)

Pro forma	$(0.01)	$(0.02)

In connection with the adoption of SFAS 123R, the deferred compensation at October 31, 2006 of $18,947 related to previous grants of non-employee warrants to purchase common stock was offset against additional paid-in-capital.

During the three and nine months ended July 31, 2006, the Company recognized a total of $6,316 and $18,071, respectively, of amortization expense related to the warrants.

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

For the three months ended July 31, 2007, diluted net loss per share did not include the effect of 1,470,000 options, 1,847,932 warrants and 1,041,667 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive. For the nine months ended July 31, 2007, diluted net income per share did not include the effect of 1,100,000 options, 1,181,332 warrants and 1,041,667 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive (see Note 10).

For the three and nine months ended July 31, 2006, diluted net loss per share did not include the effect of 370,000 options, 2,104,998 warrants and 2,250,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive.

9.	Income Taxes

The Company has federal and state net operating loss carryovers of $15,184,252 and $15,163,974, respectively, which were generated through October 31, 2006 and are available to offset future taxable income in fiscal years 2007 through 2026. The net operating losses for federal income tax purposes begin to expire in 2021 and for state income tax purposes begin to expire in 2008. The valuation allowance decreased $654,612 during the nine months ended July 31, 2007, attributable primarily to net income related to the settlement with the Syntho Group.

The components of the Company’s deferred tax assets as of July 31, 2007 and October 31, 2006 are as follows:

	July 31, 2007 (Unaudited)	October 31, 2006

Net operating loss	$5,063,328	$5,848,556
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,220	67,604
License and patent costs	89,516	—
Other	54,560	5,076
Total gross deferred tax assets	5,344,507	5,999,119
Valuation allowance	(5,344,507)	(5,999,119)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

10.	Stockholders’ Equity

Stock Option Plans

2002 Equity Incentive Plan

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

The 2002 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”) and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2002 Equity Incentive Plan is 2,000,000. As of July 31, 2007, up to 530,000 shares of the Company’s common stock could be awarded under the 2002 Equity Incentive Plan.

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

The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, ISOs, NSOs and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. As of July 31, 2007, up to 3,000,000 shares of the Company’s common stock could be awarded under the 2007 Equity Incentive Plan.

Options Granted to Executive Officers

On February 5, 2007, the Company granted a NSO to purchase 500,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to each of Messers. LaVance and Gifford. An aggregate amount of 1,000,000 shares of common stock could be granted pursuant to these options. Each option has a ten year term and is exercisable at $0.20 per share.

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

On June 29, 2007, 25,000 shares of common stock underlying each option vested due to the Company’s execution of its development agreement with Ethox (see Note 4 - Catheter Development Agreement). As a result of this accelerated vesting, the remaining unvested shares of common stock underlying each option vest as follows: 14,000 shares vest on the last day of each month through October 31, 2009 and the remaining 13,000 shares vest on November 30, 2009.

In the event of a change in control of the Company, as defined in the options, each of the options becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the options will be unregistered securities.

The fair value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. Each option had a fair value of approximately $96,203 at the date of grant (see Note 7).

Stock Options Granted to Non-Executive Officers

On February 5, 2007, the Company granted a NSO to purchase 100,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to Allan J. Jones, the Company’s controller. The option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying the option vest as follows: 33,333 shares vest on December 31, 2007; 33,333 shares vest on December 31, 2008 and 33,334 shares vest on December 31, 2009.

In the event of a change in control of the Company, as defined in the option, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The option had a fair value of approximately $19,241 at the date of grant (see Note 7).

Summary of Stock Options

Option transactions for employees under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the nine month period ended July 31, 2007 were as follows:

	Option Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	370,000	$0.02 & 0.08	$0.07
Granted during the period	1,100,000	$0.20	$0.20
Exercised during the period	—	—	—
Terminated during the period	—	—	—
Outstanding at July 31, 2007	1,470,000	$0.02, 0.08 & 0.20	$0.17	$42,800
Exercisable at July 31, 2007	538,000	$0.02, 0.08 & 0.20	$0.12	$37,300

Information with respect to outstanding options and options exercisable as of July 31, 2007 that were granted to employees is as follows:

Exercise Price	Number of Shares Available Under Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Options	Weighted Average Exercise Price Per Common Share

$ 0.02	35,000	7.4	$0.02	35,000	$0.02
$ 0.08	335,000	7.1	$0.08	285,000	$0.08
$ 0.20	1,100,000	9.5	$0.20	218,000	$0.20
	1,470,000	8.9	$0.17	538,000	$0.12

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of July 31, 2007 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2006	100,000	$0.08
Granted during the period	1,100,000	$0.20
Vested during the period	(268,000)	$0.18
Terminated during the period	—	—
Nonvested at July 31, 2007	932,000	$0.19

As of July 31, 2007, there was $173,053 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 28 months.

No options were granted to non-employees during the nine month period ended July 31, 2007.

Warrants to Purchase Common Stock

Warrant Issued to Consultant Dated January 1, 2007

On January 1, 2007, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to Dian Griesel, the principal owner of the Investors Relations Group, in connection with an investor relations and public relations consulting agreement entered into by the Company and the Investors Relations Group. The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012. The shares of common stock underlying the warrant vest as follows: 31,250 shares vested on March 31, 2007; 31,250 shares vested on June 30, 2007; 31,250 shares vest on September 30, 2007 and 31,250 shares vest on December 31, 2007.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.70%; volatility of 338.02%; and an expected life of 5 years. The warrant had a fair value of approximately $27,496 at the date of issuance. As of July 31, 2007, 62,500 shares underlying the warrant were available for purchase and 62,500 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

Warrants Issued to Current Directors

Richard E. Otto Warrant Dated February 5, 2007. On February 5, 2007, the Company issued a warrant to purchase 209,000 shares of the Company’s common stock to Richard E. Otto, a member of the Board of Directors of the Company, as consideration for his service to the Company in 2006 and his continued service through 2007. The warrant has a five year term and is exercisable at $0.20 per share. The shares of common stock underlying the warrant vest or vested as follows: 100,000 shares vested immediately on February 5, 2007; 7,250 shares vested on March 31, 2007; 7,250 shares vested on June 30, 2007; 7,250 shares vest on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $40,213 at the date of issuance. As of July 31, 2007, 114,500 shares underlying the warrant were available for purchase and 94,500 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

Lawrence M. Levy Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 105,000 shares of the Company’s common stock to Lawrence M. Levy as consideration for his service as a member of the Company’s Board of Directors and his service as a member of the Audit Committee and Compensation Committee of the Board of Directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,250 shares vested on March 31, 2007; 6,250 shares vested on June 30, 2007; 6,250 shares vest on September 30, 2007; 26,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.46%; volatility of 167.82%; and an expected life of 5 years. The warrant had a fair value of approximately $24,827 at the date of issuance. As of July 31, 2007, 12,500 shares underlying the warrant were available for purchase and 92,500 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

Anthony Giordano, III Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 109,000 shares of the Company’s common stock to Anthony Giordano, III as consideration for his service as a member of the Company’s Board of Directors and his service as the Chairman of the Audit Committee and member of the Compensation Committee of the Board of Directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 7,250 shares vested on March 31, 2007; 7,250 shares vested on June 30, 2007; 7,250 shares vest on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.46%; volatility of 167.82%; and an expected life of 5 years. The warrant had a fair value of approximately $25,772 at the date of issuance. As of July 31, 2007, 14,500 shares underlying the warrant were available for purchase and 94,500 shares underlying the warrant were unvested and were not yet available for purchase (see Note 7).

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $19,241 at the date of issuance. As of July 31, 2007, all 100,000 shares underlying the warrant were available for purchase (see Note 7).

Common Stock Issued Upon Exercise of Warrants

On November 13, 2006, Century Capital exercised its right to purchase 425,000 shares of the Company’s common stock underlying the warrants issued to it on May 14, 2004 and February 25, 2005. The $15,750 due to the Company as a result of this exercise was offset by the Company against monthly consulting fees due and owing to Century Capital that had been deferred for payment.

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

Summary of Warrants

Stock warrant transactions during the nine months ended July 31, 2007 were as follows:

	Warrant Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	1,924,998	$0.03 - 0.26	$0.11
Issued during the period	648,000	$0.20 & 0.25	$0.23
Exercised during the period	(725,066)	$0.03, 0.04 & 0.26	$0.06
Terminated during the period	—	—	—
Outstanding at July 31, 2007	1,847,932	$0.03 - 0.26	$0.17	$101,990
Exercisable at July 31, 2007	1,503,932	$0.03 - 0.26	$0.15	$101,990

Information with respect to outstanding warrants and warrants exercisable at July 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share

$ 0.03 - 0.04	666,600	3.5	$0.04	666,600	$0.04
$ 0.20 - 0.26	1,181,332	2.9	$0.24	837,332	$0.24
	1,847,932	3.5	$0.17	1,503,932	$0.15

A summary of the nonvested shares subject to warrants at July 31, 2007 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2006	300,000	$0.04
Issued during the period	648,000	$0.23
Vested during the period	(604,000)	$0.13
Terminated during the period	—	—
Nonvested at July 31, 2007	344,000	$0.24

As of July 31, 2007, there was $74,594 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants. That cost is expected to be recognized over a weighted average period of 40 months.

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

Syntest Litigation

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

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”) and Intermax Pharmaceuticals, Inc. (“Intermax”). Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey. As part of the settlement reached by the parties, the Syntho Group paid the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 was paid on or about the 27th day of each month for a 3 month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 was paid on March 27, 2007.

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

On February 7, 2007, the plaintiffs’ supplied the Company with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued and reinstate the complaint. On February 16, 2007, the court granted the plaintiffs’ request and reinstated the complaint. The Company is currently defending this action.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements when they are identified and is effective for fiscal years ending after November 15, 2006. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115” (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial condition.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-3 to have a material impact on its results of operations or financial condition.

13.	Subsequent Events

Issuances of Common Stock

On August 21, 2007, the Company issued 200,000 shares of its common stock to Buckman, Buckman & Reid, Inc. as consideration for investment banking and consulting services. The Company did not receive any proceeds from this issuance and recorded $36,000 of consulting expense based on the fair market value of the Company’s common stock ($0.18 per share) on the date the agreement was executed (August 21, 2007).

On August 21, 2007, the Company issued 10,000 shares of its common stock to Red Bank Capital, LLC as consideration for consulting services. The Company did not receive any proceeds from this issuance and recorded $1,800 of consulting expense based on the fair market value of the Company’s common stock ($0.18 per share) on the date the common stock was issued (August 21, 2007).

Hardware Development Agreement

On August 22, 2007, the Company and Sparton Medical Systems (“Sparton”), a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton will provide Scivanta engineering and development support for the hardware component of the HCMS. Sparton Electronics Florida, Inc. is a wholly owned subsidiary of Sparton Corporation (NYSE: SPA). The development agreement has a one year term and may be extended for additional one year terms. The development agreement can be terminated at any time by either party upon the delivery of written notice to the other party. The services to be provided by Sparton include: (1) planning and development of design control documents, (2) concept development, including mechanical, electrical and software design, (3) completion of a detailed design and an engineering model, (4) assembly of proto-type models and preliminary design verification testing, (5) the production of “pilot” devices using formal drawings and validated processes, and (6) design verification testing on the “pilot” units.

Scivanta is required to make an initial deposit of $60,000 which will be applied to the payment of material costs and fees owed by Scivanta under the development agreement; provided that Scivanta makes timely payments to Sparton during the first four months of the development agreement. Scivanta is also required to pre-pay for any material with a cost in excess of $5,000. It is estimated that up to $1,650,000 could be billed by Sparton for services and materials provided under the development agreement. Such expenditures will be recorded as research and development expenses as incurred.

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

Research and Development. For the three and nine months ended July 31, 2007, research and development expenses were $12,217 and $258,288, respectively, as compared to no research and development expenses for the three and nine months ended July 31, 2006. The increase in research and development expenses for the three and nine months ended July 31, 2007 was due to the HCMS license costs expensed by the Company.

Research and development expenses are expected to increase in the fiscal year ending October 31, 2007 as the Company develops the HCMS.

General and Administrative. For the three months ended July 31, 2007, general and administrative expenses were $361,069, as compared to $297,414 for the three months ended July 31, 2006. The $63,655, or 21%, increase in general and administrative expenses for the three months ended July 31, 2007 was primarily due to a $12,056 increase in management compensation and benefits costs, a $35,926 increase in consulting expenses primarily related to investor relations activities, a $7,500 increase in rent expense, a $12,792 increase in office expenses and a $29,210 increase in stock based compensation expense to employees, directors and consultants. These increases in general and administrative expenses during the three months ended July 31, 2007 were offset by a decrease in legal expenses of $46,181 which were primarily related to a reduction in litigation costs.

For the nine months ended July 31, 2007, general and administrative expenses were $1,212,480, as compared to $896,049 for the nine months ended July 31, 2006. The $316,431, or 35%, increase in general and administrative expenses for the nine months ended July 31, 2007 was primarily due to a $57,776 increase in management compensation and benefits costs, a $93,384 increase in consulting expenses primarily related to investor relations activities, a $15,324 increase in other fees primarily related to the settlement of the litigation with the Syntho Group and the Company’s stock certificate exchange program, a $22,550 increase in expenses related to the Company’s annual shareholders meeting, a $15,000 increase in rent expense, a $38,351 increase in office expenses and a $112,141 increase in stock based compensation expense to employees, directors and consultants. These increases in general and administrative expenses during the nine months ended July 31, 2007 were offset by a decrease in legal expenses of $41,253 which were primarily related to a reduction in litigation costs and a $9,071 decrease in the cost of director and officer liability insurance.

General and administrative expenses overall should increase in the fiscal year ending October 31, 2007 as the Company pursues other corporate activities and strategic initiatives.

Other Income (Expenses). During the nine months ended July 31, 2007, the Company recorded $3,100,000 of other income related to the settlement of the litigation with the Syntho Group. During the nine months ended July 31, 2006, the Company recorded $433,500 of other income primarily related to the settlement of litigation against Rosenberg, Rich, Baker, Berman & Company, the Company’s former independent registered public accounting firm.

During the three months ended July 31, 2007 and 2006, the Company incurred interest expense of $9,629 and $6,049, respectively. The $3,580 increase in interest expense for the three months ended July 31, 2007 was due to the interest expense associated with the note payable due in connection with the acquisition of the HCMS technology and to the interest expense associated with the February 2007 Debentures. See “Item 1. Financial Statements - Notes 5 and 6.”

During the nine months ended July 31, 2007 and 2006, the Company incurred interest expense of $34,759 and $17,950, respectively. The $16,809 increase in interest expense for the nine months ended July 31, 2007 was due to the interest expense associated with the note payable due in connection with the acquisition of the HCMS technology and to the interest expense associated with the February 2007 Debentures. See “Item 1. Financial Statements - Notes 5 and 6.”

Net Income (Loss). For the three months ended July 31, 2007, the Company had a net loss of ($352,334) or ($0.01) per share (basic and diluted), as compared to a net loss of ($303,463) or ($0.01) per share (basic and diluted) for the three months ended July 31, 2006.

For the nine months ended July 31, 2007, the Company had net income of $1,641,285 or $0.07 per share (basic and diluted), as compared to a net loss of ($480,499) or ($0.02) per share (basic and diluted) for the nine months ended July 31, 2006. The increase in net income was primarily attributable to the $3,100,000 of other income related to the settlement of the litigation with the Syntho Group.

Liquidity and Capital Resources

As of July 31, 2007, the Company had working capital of $2,435,289. As of July 31, 2007, cash on hand was $2,543,600, an increase of $1,863,219 from October 31, 2006. The increase in cash on hand was primarily due to net income of $1,641,285, receipt of $150,000 on the note receivable related to the sale of the Syntest distribution rights to Breckenridge, the receipt of $250,000 of proceeds related to the February 2007 Debentures and $359,454 of non-cash expenses related to license costs and stock based compensation. These increases in cash were offset by a $15,160 increase in prepaid expenses, a $348,701 decrease in accounts payable and related party accounts payable, a $139,377 decrease in accrued expenses and related party accrued expenses and a $40,900 payment on the note payable related to acquisition of the HCMS technology.

During the past several years, the Company has sustained recurring losses and negative cash flows from operations. Although the Company has $1,511,841 of cash flow from operating activities through the first nine months of fiscal 2007, management does not expect to maintain this level since the Company does not generate any revenue from operations. The Company’s operations have been funded through a combination of convertible debentures, private equity and proceeds received from the settlement of litigation.

No revenue is currently generated by the Company. As of August 31, 2007, the Company’s cash position was approximately $2,450,000. The Company estimates that the cash on hand is sufficient in order to fund the Company’s operations and the development of the HCMS through September 2008.

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

Expenditures under the Company’s development agreements with Ethox, ASG and Sparton are at the Company’s discretion. The Company estimates that it could spend between $1,100,000 and $1,500,000 related to these agreements over the next twelve months. Of this amount, the Company estimates that $875,000 could be reimbursed to the Company by the Foundation with proceeds from the NYSTAR Contract.

Pursuant to the License Agreement, as amended, between the Company and the Licensor, the Company is required to make an $80,000 payment to the Licensor on or before November 1, 2007. In addition, the Company estimates that it could be required to make the first two additional milestone payments ($175,000 in aggregate) pursuant to the License Agreement, as amended, during the next 12 months provided that the Company is successful in maintaining its current development schedule for the HCMS (see “Item 1. Financial Statements - Notes 4 and 5).

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

On February 7, 2007, the plaintiff’s supplied the Company with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued. On February 16, 2007, the court granted the plaintiff’s request and reinstated the complaint. The Company is currently defending this action.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of Scivanta’s stockholders at Scivanta’s 2007 Annual Meeting of Stockholders held on May 31, 2007 (the “Annual Meeting). The number of shares of Scivanta’s common stock that were present at the Annual Meeting in person or by proxy was 20,838,497.

Election of Directors
At the Annual Meeting, the stockholders elected each of David R. LaVance, Thomas S. Gifford, Richard E. Otto, Lawrence M. Levy and Anthony Giordano III to serve as a director of Scivanta. Each nominee for director was elected for a one year term. The balloting for election was as follows:
Name of Director	Votes For	Percentage of Shares Voted	Votes Withheld	Percentage of Shares Voted

David R. LaVance	20,713,412	99.40%	125,085	0.60%
Thomas S. Gifford	20,713,362	99.40%	125,135	0.60%
Richard E. Otto	20,682,980	99.25%	155,517	0.75%
Lawrence M. Levy	20,726,612	99.46%	111,885	0.54%
Anthony Giordano, III	20,726,612	99.46%	111,885	0.54%

Adoption of Scivanta’s 2007 Equity Incentive Plan

At the Annual Meeting, the stockholders approved the proposal to approve and adopt the 2007 Equity Incentive Plan. Holders of 13,643,259 shares of common stock, or 65% of the shares of common stock eligible to vote on the proposal, voted to approve the 2007 Equity Incentive Plan. Holders of 365,799 shares of common stock, or 0.02% of the shares of common stock eligible to vote on the proposal, voted against the 2007 Equity Incentive Plan. Holders of 47,082 shares of common stock, or 0.002% of the shares of common stock eligible to vote on the proposal, abstained from voting on the 2007 Equity Incentive Plan.

Item 5.    Other Information

None.

Item 6.    Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

September 11, 2007	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 11, 2007	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit
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

10.17
Product Development Agreement, dated June 29, 2007, between the Registrant and Ethox International, Inc. including Schedule 2.4 - Form of Agreement to Manufacture Disposable Catheters. Upon the request of the SEC, the Registrant agrees to furnish copies of each of the following schedules: Schedule 2.1 - Project Costs and Schedule; Schedule 2.2 - System Hardware and Software Specifications; and Schedule 2.3 - Disposable Catheter Specifications (Incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.18
Addendum to the Technology License Agreement, dated November 10, 2006, between the Registrant and The Research Foundation of State University of New York, for and on behalf of the University at Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren, dated June 29, 2007 (Incorporated by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.19
Software Engineering Agreement, dated July 2, 2007, between the Registrant and Applied Sciences Group, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.20
Product Development Agreement, dated August 23, 2007, between the Registrant and Sparton Medical Systems, a business group of Sparton Electronics Florida, Inc., including Exhibit B - Change Approval Form and Exhibit D - Payment Terms. Upon the request of the SEC, the Registrant agrees to furnish copies of each of the following exhibits: Exhibit A - Statement of Work; and Exhibit C - Sparton Medical Systems Labor Rates (Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2007).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.