Form 10KSB
period 2007-10-31
SCIVANTA MEDICAL CORP
filed 2008-01-24
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 31, 2007

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
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

Revenues for the fiscal year ended October 31, 2007 were $0.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant, as of January 15, 2008, was $2,163,053. The Registrant has no other class of capital stock outstanding.

As of January 15, 2008, 25,750,444 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2008. The Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") on or before February 28, 2008.

Transitional Small Business Disclosure Format (check one): Yes  No X

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Registrant to successfully acquire, develop or market products and form new business relationships.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this annual report on Form 10-KSB is submitted to the SEC.

SCIVANTA MEDICAL CORPORATION

* The information required under this Item is contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2008, and is incorporated herein by reference. The Proxy Statement will be filed with the SEC on or before February 28, 2008.

PART I

Item 1.	Description of Business

General

Scivanta Medical Corporation (“Scivanta” or the “Company”) is a Nevada corporation that is headquartered in Spring Lake, New Jersey. On January 4, 2007, we changed our name from Medi-Hut Co., Inc. to Scivanta Medical Corporation.

On July 12, 2007, we dissolved our wholly-owned subsidiary, Scivanta Corporation, a New Jersey corporation. Scivanta Corporation remained inactive from the date of its formation, October 17, 2003, to the date of its dissolution.

Until the fiscal year ended October 31, 2003, our business included the distribution of over the counter medical devices and supplies, such as condoms and alcohol preparation pads, and generic and name brand pharmaceuticals. Our business also included the sale of hormone replacement therapy drugs (Syntest), which were manufactured and supplied to us by a third party manufacturer. Our products generally were sold by distributors or wholesalers to pharmacies or directly to customers through mail order. During this time period we also were developing the Elite Safety Syringe and the Solo-Safe Safety Syringe. Due to vendor disputes, low profit margins and/or minimal market opportunities, we ceased selling and/or developing each of these products. We currently do not sell any products or technologies.

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and we anticipate that it will take approximately 12 to 15 months from the date of this report to complete development and related clinical trials. In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that we will receive the appropriate regulatory approvals to market the HCMS.

Strategy for Business Development

The HCMS will provide the primary measures of cardiac performance and left atrial pressure which are crucial measurements in treating critically ill patients. The HCMS is currently in the development stage and we anticipate that it will take approximately 12 to 15 months from the date of this report to complete development and related clinical trials. In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.

We anticipate funding the development of the HCMS through cash on hand of approximately $1,925,000 (as of January 15, 2008), proceeds received from the NYSTAR Contract (see Company Developments - Acquisition of the HCMS), equity and/or debt financing and corporate partnerships. No assurances can be given that our cash position, together with the proceeds from the NYSTAR Contract and any corporate partnerships, will be sufficient to develop the HCMS, or if such cash and proceeds are insufficient, that we will be able to obtain additional funds through equity and/or debt financing. In addition, no assurances can be given that if we successfully develop and market the HCMS, such product will become profitable.

In addition to developing the HCMS, our strategy for business development will focus on the acquisition, through licensing or purchasing, of technologies or products that are sold or are capable of being sold in a specialty or niche market. Technologies or products of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies or patented products. Specialty or niche-market technologies or products, in comparison to commodities, generally offer greater operating margins. These products are distributed through specialty distributor networks or manufacturer representatives to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

Annual sales, if any, of the prospective technologies and products that we will evaluate are generally less than $5 million. We believe that these technologies or products generally are not attractive to larger companies because they do not represent opportunities for revenues and earnings that would be material to those companies. We will consider technologies and products that generally experience lower sales or lack of development because of inadequate distribution channels, lack of companion products or insufficient capital.

Below is a listing of criteria we utilize in identifying and evaluating potential technology or product acquisitions:

•	Whether the technology or product is a specialty or niche-market product which is distributed through specialty distributors.

•	Whether the technology or product is unique or patented.

•	Whether the technology or product has, or is capable of achieving, an attractive gross margin, usually in excess of 35%.

•	Whether the prospective seller is receptive to receiving equity as part of the purchase price.

•	Whether the market for the technology or product is expanding, but not to such a degree as to attract larger manufacturers or result in the technology or product achieving commodity status.

•	Whether we can access marketing channels to market and distribute the technology or product.

No assurances can be given that we will have the financial and other resources necessary for us to acquire additional technologies or products or implement any part of our business development strategy. In addition, no assurances can be given that any technology or product that we acquire as part of our business development strategy will be profitable.

Company Developments

Litigation

Syntest Litigation - See “Item 3. Legal Proceedings - Syntest Litigation.”

Loures Lawsuit - See “Item 3. Legal Proceedings - Loures Lawsuit.”

Acquisition of the HCMS

On November 10, 2006, we entered into a technology license agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”). The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.” Pursuant to the License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The term of the License Agreement commenced on November 10, 2006 and ends on the latter of (1) the expiration date of the last to expire patent right related to the HCMS, which is currently June 12, 2018, or (2) ten years from the sale of the first HCMS product.

Scivanta agreed to make an initial payment of $264,300 which was subsequently reduced to $262,957 pursuant to an amendment to the License Agreement dated June 29, 2007. Scivanta paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007 and is required to pay $142,057 on or before November 1, 2008. In addition, Scivanta is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, Scivanta is required to pay the Licensor 25% of all sublicensing revenue received by it in connection with the HCMS. Scivanta is also obligated to make milestone payments to the Licensor as follows: (1) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (2) first submission of the HCMS for regulatory approval in any country - $100,000; and (3) first notice of regulatory approval to market the HCMS in any country - $150,000.

The License Agreement also requires Scivanta to use commercially reasonable efforts to commercialize and market the HCMS within certain timeframes, subject to specified exceptions as detailed in the License Agreement. Further, the License Agreement contains standard provisions regarding indemnification, termination and patent prosecution.

On June 27, 2007, Scivanta and the Foundation entered into a subcontractor agreement. Pursuant to this agreement, the Foundation contracted Scivanta to develop the software and hardware components of the HCMS outlined in the contract awarded by the New York State Office of Science Technology and Academic Research (“NYSTAR”) to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”). The initial term of the NYSTAR Contract was for a 2 year period ended November 30, 2007, which was extended by NYSTAR for an additional 1 year period ending November 30, 2008.

On June 29, 2007, Scivanta amended the License Agreement to allow the Licensor to enter into a non-exclusive manufacturing license agreement with Ethox, entered into on June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the HCMS for Scivanta.

As a result of the subcontractor agreement, the amended License Agreement and the non-exclusive manufacturing license agreement between the Licensor and Ethox, the development of the HCMS will be partially funded through the NYSTAR Contract. Pursuant to the terms of the NYSTAR Contract, up to $937,500 of funding is available for the development of the HCMS with the State of New York providing $750,000 of the funding and Ethox providing $187,500 of the funding. Ethox is also required to provide $562,500 of in-kind contributions. Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007 (see Catheter Development Agreement), Scivanta will provide Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox will provide the $562,500 of in-kind contributions (primarily contributed services). The funding received from the NYSTAR Contract will partially support the development of: the catheter component of the HCMS by Ethox (see Catheter Development Agreement); the software component of the HCMS by Applied Sciences Group, Inc. (“ASG”) (see Software Development Agreement); and the hardware component of the HCMS by Sparton Medical Systems (“Sparton”) (see Hardware Development Agreement). Under the terms of the subcontractor agreement between the Foundation and Scivanta, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, will reimburse Scivanta up to $899,500 of allowable expenditures incurred by Scivanta in connection with the development of the software and hardware components of the HCMS.

Catheter Development Agreement

On June 29, 2007, Scivanta and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS. Scivanta also agreed to make a cash payment to Ethox of $187,500 which will be made in connection with the NYSTAR Contract funding discussed above. The cash payment of $187,500 will be paid in installments over the next 6 to 12 months in amounts that will be based on Ethox’s funding requirements as specified in the NYSTAR Contract. Scivanta paid $46,875 to Ethox on September 12, 2007 related to the NYSTAR Contract. The development agreement has a two year term which may be extended up to six additional months. The services to be provided by Ethox include: (1) the management of project costs and schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the United States Food and Drug Administration (the “FDA”) and the European Medicines Agency. Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design. During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system. The development agreement also contains standard provisions regarding indemnification and termination.

Terms for the manufacturing of the catheter component of the HCMS are contained in a supply agreement which will be entered into by Scivanta and Ethox upon regulatory approval of the HCMS. The form of the supply agreement has been attached as a schedule to the development agreement. The supply agreement will have a four year term commencing on the date of the first commercial production of the catheter component of the HCMS, and thereafter shall renew on an annual basis unless terminated by either party in accordance with the supply agreement. The supply agreement will also contain a minimum order requirement, a pricing schedule and will provide for an additional payment to Ethox of up to $535,000, which will be paid to Ethox over the term of the supply agreement on a per unit basis based on the minimum number of units that Scivanta is required to order under the supply agreement.

Software Development Agreement

On July 2, 2007, Scivanta entered into a development agreement with ASG. Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS. The fees to be charged by ASG related to this agreement could potentially range between $335,000 and $400,000. Scivanta can terminate the agreement at any time upon written notification.

Hardware Development Agreement

On August 22, 2007, Scivanta and Sparton entered into a development agreement whereby Sparton will provide Scivanta engineering and development support for the hardware component of the HCMS. The development agreement has a one year term and may be extended for additional one year terms. The development agreement can be terminated at any time by either party upon the delivery of written notice to the other party. The services to be provided by Sparton include: (1) planning and development of design control documents, (2) concept development, including mechanical, electrical and software design, (3) completion of a detailed design and an engineering model, (4) assembly of proto-type models and preliminary design verification testing, (5) the production of “pilot” devices using formal drawings and validated processes, and (6) design verification testing on the “pilot” units.

Pursuant to the development agreement, Scivanta made an initial deposit of $60,000 on September 6, 2007, which will be applied to the payment of material costs and fees owed by Scivanta under the development agreement provided that Scivanta makes timely payments to Sparton during the first four months of the development agreement. Scivanta is also required to pre-pay for any material with a cost in excess of $5,000. It is estimated that up to $1,650,000 could be billed by Sparton for services and materials provided under the development agreement.

Private Placement of Convertible Debentures

On February 8, 2007, the Company closed on a private placement of convertible debentures (the “February 2007 Debentures”). The aggregate amount of gross proceeds received in connection with this private placement was $250,000, which will be used for working capital purposes, including the development of the HCMS. The February 2007 Debentures have a 3 year term maturing on January 31, 2010, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures. Up to 50% of the aggregate principal amount of the February 2007 Debentures are immediately convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share. The remaining 50% of the aggregate principal amount of the February 2007 Debentures are convertible at the option of the holders at any time after February 1, 2008 at a conversion price of $0.30 per share. An aggregate amount of 1,041,667 shares of common stock could be issued pursuant to these February 2007 Debentures.

Conversion and Repayment of May 2005 Convertible Debentures

On May 26, 2005, Company closed on a private placement of 8% convertible debentures (the “May 2005 Debentures”). The May 2005 Debentures matured on April 30, 2007. Interest of 8% per annum was payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elected to pay the interest in shares of the Company’s common stock, the number of shares issued as payment would be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2005 Debentures.

In connection with the maturity of the May 2005 Debentures, the holders of the May 2005 Debentures elected to convert $275,000 of the outstanding principal balance into shares of the Company’s common stock. As a result, pursuant to the terms of the May 2005 Debentures, the Company issued 2,125,000 shares of its common stock to the holders of the May 2005 Debentures. In addition, the Company issued 114,288 shares of its common stock to the holders of the May 2005 Debentures as payment of $24,000 of interest due on the May 2005 Debentures for the period commencing May 1, 2006 and ending April 30, 2007. The number of shares issued as payment of the interest due was calculated based on the fair market value of the Company’s common stock ($0.21 per share) on April 30, 2007.

Sale of New Jersey Tax Losses

In October 2007, we were approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the NJEDA Technology Business Tax Certificate Transfer Program. This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits. On December 19, 2007, we received $306,803 of net proceeds from a third party related to the sale of approximately $3,874,000 of our unused net operating loss carryovers for the State of New Jersey. We will use these proceeds to continue the development of the HCMS and for working capital purposes.

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

Unlike the Swan-Ganz catheter, the HCMS will provide the primary measurements of cardiac performance in a minimally invasive and more cost effective manner and is designed to be used outside of an intensive care setting. In addition, the HCMS also provides clinical measurements of left ventricular contractility, left atrial transmural pressure and pleural pressure, which the Swan-Ganz does not provide. We believe that the measure of contractility during isovolumic contraction is an important advance offered by the HCMS, and is a distinct advantage over the Swan-Ganz catheter. Measurement of left ventricular contractility is potentially a new standard for monitoring the treatment of congestive heart failure.

The HCMS is currently in the development stage and we anticipate that it will take approximately 12 to 15 months from the date of this report to complete development and related clinical trials. In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.

Patents and Copyrights

The HCMS is the subject of 11 United States patents and corresponding patents in major international markets, including Canada, the European Union, Japan and India. The patents cover the important facets of the HCMS, including catheter design and construction, catheter positioning, monitor design, algorithms and balloon inflation techniques. The United States patents include United States Patent and Trademark Office numbers: 5,048,532; 5,181,517; 5,263,485; 5,398,692; 5,551,439; 5,570,671; 5,697,375; 5,921,935; 6,120,442; 6,238,349; and 6,432,059. In addition, the software that converts the pressure signals into useful clinical information is the subject of copyright.

Manufacturing and Principal Suppliers

We currently intend to outsource the manufacturing of the components for the HCMS. We recently entered into a development agreement with Ethox whereby Ethox will assist in the development of the catheter component of the HCMS and will manufacture the catheter component of the HCMS (see Company Developments - Catheter Development Agreement). No other formal manufacturing agreements have been entered into at this time.

Distribution, Sales and Marketing

We currently do not maintain a dedicated sales force and currently do not sell any products. We currently intend to outsource the distribution and sales requirements related to the HCMS. No formal distribution or sales agreements have been entered into at this time.

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

Government Regulation

Medical Devices

As a developer and possible future distributor of medical devices, we are subject to regulation by, among other governmental entities, the FDA, and the corresponding agencies of the states and foreign countries in which we may sell its products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations could have a material impact on our future operations in the event we successfully develop the HCMS and implement our strategy for business development and acquire or develop additional medical devices and related products.

All medical device manufacturing establishments are required to be registered with the FDA. Similarly, all categories of medical devices marketed by a company in the United States are required to be listed. This listing information must be updated pursuant to FDA regulations. The FDA can take regulatory action against a company that does not provide or update its registration and listing information. Pursuant to the Food, Drug and Cosmetic Act (the “FDC Act”), medical devices intended for human use are classified into three categories, Classes I, II and III, on the basis of the controls deemed necessary by the FDA to reasonably assure their safety and effectiveness. Class I devices are subject to general controls (for example, labeling, pre-market notification and adherence to good manufacturing practice regulations) and Class II devices are subject to general and special controls (for example, performance standards, post-market surveillance, patient registries, and FDA guidelines). Generally, Class III devices are those which must receive pre-market approval (“PMA”) from the FDA to ensure their safety and effectiveness (for example, life-sustaining, life-supporting and implantable devices, or new devices which have not been found substantially equivalent to legally marketed devices).

Some Class I devices and most Class II devices require pre-market notification (510(k)) clearance pursuant to Section 510(k) of the FDC Act. Most Class III devices are required to have an approved PMA application. Obtaining PMA approval can take up to several years or more and involve preclinical studies and clinical testing. In contrast, the process of obtaining a 510(k) pre-market notification clearance typically requires the submission of substantially less data and generally involves a shorter review period. A 510(k) pre-market notification clearance indicates that the FDA agrees with an applicant’s determination that the product for which clearance has been sought is substantially equivalent in terms of safety and effectiveness to another medical device that has been previously marketed, but does not indicate that the product is safe and effective.

In addition to requiring clearance or approval for new products, the FDA may require clearance or approval prior to marketing products that are modifications of existing products. FDA regulations provide that new 510(k) pre-market notification clearances are required when, among other things, there is a major change or modification in the intended use of the device or a change or modification to a legally marketed device that could significantly affect its safety or effectiveness. The developer and/or manufacturer is expected to make the initial determination as to whether a proposed change to a cleared device or to its intended use is of a kind that would necessitate the filing of a new 510(k) pre-market notification.

In order to conduct clinical trials of an uncleared or unapproved device, companies generally are required to comply with the FDA’s Investigational Device Exemptions regulations. For significant risk devices, the Investigational Device Exemptions regulations require FDA approval of an investigational device before a clinical study may begin. In its approval letter for significant risk investigational device studies, the agency may limit the number of patients that may be treated with the device and/or the number of institutions at which the device may be used. Device studies subject to the Investigational Device Exemption regulations, including both significant risk and non-significant risk device studies, are subject to various restrictions imposed by the FDA. Patients must give informed consent to be treated with an investigational device. The institutional review board of each institution where a study is being conducted must also approve the clinical study. The device generally may not be advertised or otherwise promoted. Unexpected adverse experiences must be reported to the FDA. The company sponsoring the investigation must ensure that the investigation is being conducted in accordance with the Investigational Device Exemptions regulations.

Pursuant to the FDA’s Good Manufacturing Practices under the Quality System Regulations, a medical device manufacturer must manufacture products and maintain records in a prescribed manner with respect to manufacturing, testing and control activities. Further, the manufacturer, distributor and/or owner of a medical device are required to comply with FDA requirements for labeling and promotion of its medical devices. For example, the FDA prohibits cleared or approved devices from being marketed or promoted for uncleared or unapproved uses. The medical device reporting regulations require that a company provide information to the FDA whenever there is evidence to reasonably suggest that one of the company’s devices may have caused or contributed to a death or serious injury, or that there has occurred a malfunction that would be likely to cause or contribute to a death or serious injury if the malfunction were to recur. Additionally, the FDA imposes other requirements on medical device manufacturers, including reporting and record keeping requirements for device corrections and removals (recalls).

Medical device manufacturers and distributors are generally subject to periodic inspections by the FDA. If the FDA determines that a company is not in compliance with applicable laws and regulations, it can, among other things, issue a warning letter apprising the company of violative conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees. In addition, it is possible that clearances or approvals could be withdrawn in certain circumstances. Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on our future business, financial condition and results of operations.

Medical device laws and regulations are also in effect in many of the countries in which we may conduct business outside the United States. These range from comprehensive device approval requirements for certain medical device products to simple requests for product data or certifications. The number and scope of these requirements are increasing. Medical device laws and regulations are also in effect in many of the states in which we may conduct business in the future. State and foreign medical device laws and regulations may have a material impact on us. In addition, international sales of certain medical devices manufactured in the United States, but not cleared or approved by the FDA for distribution in the United States, are subject to the FDA export requirements and policies, including a policy whereby we provide a statement to the FDA certifying that the product to be exported meets certain criteria and FDA issues a certificate to facilitate device export.

Federal, state and foreign laws and regulations regarding the manufacture, sale and distribution of medical devices are subject to future changes. For example, Congress enacted the Medical Device User Fee and Modernization Act of 2002, which included several significant amendments to the prior law governing medical devices. Additionally, the FDA made significant changes to its Good Manufacturing Practices under the Quality System Regulations in 1996 and may make changes to other regulations as well. We cannot predict what impact, if any, such changes might have on our future business; however, such changes could have a material impact on us and our business, financial condition and operating results.

We currently believe that the HCMS will require 510(k) pre-market notification clearance from the FDA. A working prototype of the HCMS currently exists. However, in order for us to be in a position to market the HCMS, we need to: (1) design and construct production models of the HCMS for clinical testing, (2) file a request with the FDA for authority to conduct clinical trials, (3) undertake the clinical trials, (4) file for 510(k) pre-market notification clearance to distribute the HCMS and (5) initiate manufacturing and distribution of the HCMS. We currently anticipate that it will take approximately 12 to 15 months from the date of this report to complete development and the related clinical trials and receive the appropriate regulatory approvals. If the FDA does not grant us a 510(k) pre-market notification clearance for the HCMS, we would be required to apply for a PMA from the FDA which could significantly increase the amount of time required to receive the FDA’s approval to market the HCMS. No assurance can be given that the FDA will ultimately approve the HCMS for sale.

Pharmaceutical Products

Although we are not currently selling or developing any pharmaceutical products, if we acquire or develop one or more pharmaceutical products, the development and sale thereof will be subject to government regulation as briefly described below.

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of such products. Under the FDC Act, all drugs require FDA approval before marketing, with certain limited exceptions. This approval requires that the drug company establish that the drug is safe and effective for its labeled use. These regulations could have a material impact on our future ability to distribute pharmaceutical products.

Additionally, products that contain controlled substances are subject to the requirements of the Drug Enforcement Administration relating to the manufacturing, marketing and selling of such products. Under the Drug Enforcement Agency’s requirements, there are two ways in which a product can be legally manufactured, marketed and sold: registration or exemption. Under the registration requirements, a company that wishes to produce or market any product containing a controlled substance can register to manufacture, market and sell such product and this registration is done by schedule and not by product. Further, if a company is registered to produce products containing substances at a certain schedule level, the registration also includes the right to produce products containing ingredients on a “higher” numbered schedule. Under the exemption requirements, a product can be exempted from Drug Enforcement Agency requirements and can be legally manufactured, marketed and distributed. Exemptions are given on a product by product basis.

General

When offering for sale medical devices and pharmaceutical products, we may also have to comply with federal and state anti-kickback and other healthcare fraud and abuse laws. Moreover, approval must be obtained for a pharmaceutical product by comparable governmental regulatory authorities in foreign countries prior to the commencement of clinical trials and subsequent marketing of such product in those countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

The regulatory policies of the FDA and other regulatory bodies may change and additional governmental regulations may be enacted which could prevent or delay regulatory approval of the products we may distribute in the future. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, within the United States or abroad.

Insurance

We maintain insurance in such amounts and against such risks as we deem prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect us against significant claims for damages. The occurrence of a significant event not fully insured could materially and adversely affect our business, financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

Employees

We currently have three full-time employees, including David R. LaVance, President and Chief Executive Officer, and Thomas S. Gifford, Executive Vice President, Chief Financial Officer (Treasurer) and Secretary. We have not experienced any work stoppages to date and we believe that our relationship with these employees is good.

Item 2.	Description of Property

On May 1, 2004, Scivanta and Century Capital Associates LLC (“Century Capital”) entered into a Shared Services Agreement whereby Scivanta rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement had a month to month term that required sixty days written notice to terminate and a monthly rental fee of $2,500. David R. LaVance, Scivanta’s President and Chief Executive Officer and Thomas S. Gifford, Scivanta’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital.

Effective February 1, 2007, the Shared Services Agreement between Scivanta and Century Capital was terminated and replaced with a Sublease Agreement. Pursuant to the Sublease Agreement, Scivanta rents office space approximating 2,000 square feet inside Century Capital’s existing offices. In addition, Scivanta rents office furniture and other equipment from Century Capital. This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000. Scivanta is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

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

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures (collectively, the “Loures”), against Scivanta and certain of its former officers and directors. The Loures alleged that Scivanta, our former officers and certain of our former directors engaged in a scheme to inflate Scivanta’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the Loures’ loss of approximately $120,000. The Loures allegations are the same as those alleged in the consolidated class action lawsuit against Scivanta which was settled in 2004. The Loures were one of eight parties that opted out of the settlement related to the consolidated class action lawsuit.

On October 4, 2006, Scivanta filed a motion to dismiss the Loures’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted Scivanta’s motion and dismissed the complaint without prejudice. On February 7, 2007, the Loures’ supplied Scivanta with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued and reinstate the complaint. On February 16, 2007, the court granted the Loures’ request to reinstate the complaint.

On October 22, 2007, Scivanta and the Loures reached a settlement. Pursuant to the settlement, Scivanta paid $20,000 to the Loures and the Loures dismissed their complaint against Scivanta.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Our common stock commenced trading on the NASDAQ OTC Bulletin Board under the ticker symbol “SCVM” on August 2, 2007. Prior to that date, no established public trading market existed for our common stock and shares of our common stock were neither listed on any national securities exchange, or traded on any public stock exchange nor in any other public market. During this period, quotations for shares of our common stock were available through the Pink Sheets maintained by Pink Sheets LLC. Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2005 through August 1, 2007 as reported by the Pink Sheets and from August 2, 2007 through October 31, 2007 as reported by the OTC Bulletin Board. For the period commencing November 1, 2005 through January 19, 2007, our common stock traded under the ticker symbol “MHUT.” In connection with the change of our name to Scivanta Medical Corporation, effective January 22, 2007, our ticker symbol changed to “SCVM.” These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2007	High	Low
First Quarter	$0.29	$0.02
Second Quarter	0.50	0.19
Third Quarter	0.25	0.16
Fourth Quarter	0.24	0.09

Year Ended October 31, 2006	High	Low
First Quarter	$0.15	$0.07
Second Quarter	0.08	0.03
Third Quarter	0.08	*
Fourth Quarter	0.07	*

* Less than $0.01.

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer. As of January 15, 2008, the following were market makers for our common stock: Buckman, Buckman and Reid, Inc., E*Trade Capital Markets LLC, Hill Thompson Magid and Co., Inc., Domestic Securities, Inc. GunnAllen Financial, Inc., Hudson Securities, Inc. and Maxim Group, LLC.

Shareholders

As of January 15, 2008, the approximate number of registered holders of our common stock was 430; the number of issued and outstanding shares of our common stock was 25,750,444; and there were 1,976,682 shares of common stock subject to outstanding warrants, 1,801,000 shares of common stock subject to outstanding stock options, and 1,041,668 shares of common stock subject to outstanding convertible debentures.

Dividends

It is anticipated that cash dividends will not be declared on our common stock in the foreseeable future. Our dividend policy is subject to the discretion of our board of directors and depends upon a number of factors, including operating results, financial condition and general business conditions. Holders of our common stock are entitled to receive dividends as, if and when declared by our board of directors out of funds legally available therefor. We may pay cash dividends if net income available to stockholders fully funds the proposed dividends, and the expected rate of earnings retention is consistent with capital needs, asset quality and overall financial condition.

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2007

There were no sales of unregistered securities during the fiscal year ended October 31, 2007, other than those set forth below or otherwise reported on Forms 10-QSB and/or 8-K filed by the Company during the fiscal year ended October 31, 2007.

On August 21, 2007, Scivanta issued 200,000 shares of its common stock to Buckman, Buckman & Reid, Inc. as consideration for investment banking and consulting services. Scivanta did not receive any proceeds from this issuance. These shares had a fair market value of $32,000 ($0.16 per share) on the date the Company agreed to issue the shares (August 15, 2007). In connection with the issuance of the 200,000 shares of common stock to Buckman, Buckman & Reid, Inc., the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On August 21, 2007, Scivanta issued 10,000 shares of its common stock to Red Bank Capital, LLC as consideration for consulting services. Scivanta did not receive any proceeds from this issuance. These shares had a fair market value of $1,800 ($0.18 per share) on the date the Company agreed to issue the shares (August 21, 2007). In connection with the issuance of the 10,000 shares of common stock to Red Bank Capital, LLC, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Repurchases of Securities

The Company did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2007 and 2006. This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2007 and 2006 and the related notes thereto, which are included on pages F-1 through F-34 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey. On January 4, 2007, we changed our name from Medi-Hut Co., Inc. to Scivanta Medical Corporation.

Scivanta currently does not have any revenue from any sources. On November 10, 2006, pursuant to the License Agreement, we acquired from the Licensor the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and we anticipate that it will take approximately 12 to 15 months from the date of this report to complete development and related clinical trials. In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that we will receive the appropriate regulatory approvals to market the HCMS.

Critical Accounting Policies

The discussion and analysis of our financial condition is based upon the financial statements contained elsewhere herein, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, contingencies and litigation. Scivanta based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein.

Research and Development

Scivanta expenses research and development costs as incurred. Advance payments related to development agreements are recorded as prepaid expenses and expensed as the work is performed.

Income Taxes

Scivanta accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While Scivanta has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that Scivanta would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

In October 2007, we were approved by the NJEDA to participate in the NJEDA Technology Business Tax Certificate Transfer Program. This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits. On December 19, 2007, the Company received $306,803 of net proceeds from a third party related to the sale of approximately $3,874,000 of our unused net operating loss carryovers for the State of New Jersey. As a result of this transaction, we have recognized a current income tax benefit of $306,803 related to the sale of the net operating losses.

Stock Based Compensation

On November 1, 2006, Scivanta adopted the Financial Accounting Standards Board (the “FASB”) SFAS 123R, which is a revision of SFAS 123. SFAS 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”). Scivanta adopted 123R using the modified prospective method which allows us to implement the provisions of SFAS 123R on all stock-based awards granted after the effective date. In addition, SFAS 123R will apply to all awards granted prior to the effective date that were unvested on the effective date based on the fair value of the option or warrant on the grant-date.

Generally, the approach under SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees. Scivanta calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model. In addition, SFAS 123R requires us to estimate forfeiture rates for all unvested awards. In estimating the forfeiture rate, we monitor both option and warrant exercises as well as employee termination patterns. We account for options granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. The resulting stock-based compensation expense is recorded over the service period in which the non-employee provides services to us, to the extent they do not vest at the grant date.

The resulting stock-based compensation expense is recorded over the service period in which the employee or non-employee provides services to Scivanta, to the extent the options or warrants do not vest at the grant date and are not subject to forfeiture. Options and warrants issued to employees and non-employees that are subject to forfeiture are expensed on the vesting date.

Prior to November 1, 2006, as allowed by SFAS 123, we had applied the intrinsic value method pursuant to APB 25 to measure compensation expense for stock-based awards to employees. Pursuant to APB 25, we were not required to recognize stock-based compensation expense for options granted to employees provided that the exercise price of the stock option was equal to or greater than the fair value of our common stock on the date of grant. We recorded deferred stock-based compensation when the deemed fair value of our common stock for financial accounting purposes exceeded the exercise price of the stock options on the date of grant. Any such deferred stock-based compensation was amortized over the vesting period of the individual options.

Legal Contingencies

During the fiscal years ended October 31, 2007 and 2006, Scivanta was involved in certain legal proceedings. These legal proceedings against us were settled as of October 31, 2007. During the period when these legal proceedings were active, management periodically reviewed estimates of potential costs to be incurred in conjunction with the adjudication or settlement, if any, of the proceedings. Estimates were developed in consultation with outside counsel and were based on an analysis of potential litigation outcomes and settlement strategies. In accordance with the FASB Statement No. 5, Accounting for Contingencies, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated. We do not believe that there are any proceedings that could have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in management’s assumptions or the effectiveness of the our strategies relating to any legal proceedings.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. Scivanta adopted FIN 48 effective November 1, 2007 and has determined that FIN 48 will not have a material impact on its results of operations or financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements when they are identified and is effective for fiscal years ending after November 15, 2006. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. Scivanta applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.115 (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Scivanta does not expect SFAS 159 to have a material impact on our results of operations or financial condition.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. Scivanta does not expect EITF 07-3 to have a material impact on our results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004).  Scivanta does not expect SAB 110 to have a material impact on its results of operations or financial condition.

Results of Operations

Net Sales. Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue. On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and we anticipate that it will take approximately 12 to 15 months from the date of this report to complete development and related clinical trials. In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that we will receive the appropriate regulatory approvals to market the HCMS.

Research and Development. For the fiscal year ended October 31, 2007, research and development expenses were $276,098, as compared to no research and development expenses for the fiscal year ended October 31, 2006. The increase in research and development expenses for the fiscal year ended October 31, 2007 was due to the HCMS license costs incurred by Scivanta and software and hardware development costs associated with the HCMS.

Research and development expenses are expected to significantly increase in the fiscal year ending October 31, 2008 as we continue the development of the HCMS.

General and Administrative. For the fiscal year ended October 31, 2007, general and administrative expenses were $1,726,166, as compared to $1,288,869 for the fiscal year ended October 31, 2006. The $437,297, or 34%, increase in general and administrative expenses for the fiscal year ended October 31, 2007 was primarily due to a $42,593 increase in management compensation and benefits costs, a $134,588 increase in consulting expenses primarily related to investor relations activities, a $15,199 increase in other fees primarily related to the settlement of the litigation with the Syntho Group and Scivanta’s stock certificate exchange program, a $22,550 increase in expenses related to our annual shareholders meeting, a $22,500 increase in rent expense, a $60,240 increase in office expenses and a $167,250 increase in stock based compensation expense to employees, directors and consultants. These increases in general and administrative expenses during the fiscal year ended October 31, 2007 were offset by a decrease in legal expenses of $62,850 which were primarily related to a reduction in litigation costs and a $12,267 decrease in the cost of director and officer liability insurance.

General and administrative expenses overall should increase in the fiscal year ending October 31, 2008 as we pursue other corporate activities and strategic initiatives.

Other Income (Expenses). During the fiscal year ended October 31, 2007, we recorded $3,100,000 of other income related to the settlement of the litigation with the Syntho Group. During the fiscal year ended October 31, 2006, we recorded $433,500 of other income primarily related to the settlement of litigation against Rosenberg, Rich, Baker, Berman & Company, our former independent registered public accounting firm.

During the fiscal years ended October 31, 2007 and 2006, we incurred interest expense of $44,016 and $23,999, respectively. The $20,017 increase in interest expense for the fiscal year ended October 31, 2007 was due to the interest expense associated with the note payable due in connection with the acquisition of the HCMS technology and to the interest expense associated with the February 2007 Debentures.

Income Tax Benefit. During the fiscal year ended October 31, 2007, we recorded an income tax benefit of $306,803 related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the NJEDA Technology Business Tax Certificate Transfer Program.

Net Income (Loss). For the fiscal year ended October 31, 2007, we reported net income of $1,414,379 or $0.06 per share (basic and diluted), as compared to a net loss of ($897,324) or ($0.04) per share (basic and diluted) for the fiscal year ended October 31, 2006. The increase in net income was primarily attributable to the $3,100,000 of other income related to the settlement of the litigation with the Syntho Group.

Liquidity and Capital Resources

As of October 31, 2007, Scivanta had working capital of $2,273,243. As of October 31, 2007, cash on hand was $2,008,909, an increase of $1,328,528 from October 31, 2006. The increase in cash on hand was primarily due to the receipt of $3,100,000 in proceeds related to the settlement of the litigation with the Syntho Group, the receipt of $150,000 on the note receivable related to the sale of the Syntest distribution rights to Breckenridge and the receipt of $250,000 of proceeds related to the February 2007 Debentures. These increases in cash were offset by a $33,753 increase in prepaid expenses, a $60,000 increase in deposits, a $368,512 increase in other receivables and tax loss receivable, a $296,631 decrease in accounts payable and related party accounts payable, a $38,487 decrease in accrued expenses and related party accrued expenses, a $120,900 payment on the note payable related to acquisition of the HCMS technology and general operating activities.

During the past several years, Scivanta has sustained recurring losses and negative cash flows from operations. Although we realized $1,057,150 of cash flow from operating activities for the fiscal year ended October 31, 2007, management does not expect to maintain this level during the fiscal year ended October 31, 2008 since we do not currently generate any revenue from operations. Scivanta’s operations most recently have been funded through a combination of the sale of our convertible debentures and common stock, proceeds received from the settlement of litigation and the sale of New Jersey tax losses.

No revenue is currently generated by Scivanta. On December 19, 2007, we received $306,803 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the NJEDA Technology Business Tax Certificate Transfer Program. We will use these proceeds to continue the development of the HCMS and for working capital purposes. As of January 15, 2008, our cash position was approximately $1,925,000. We estimate that the cash on hand is sufficient in order to fund our operations and the development of the HCMS through January 2009.

We believe that we will require additional capital in order to complete the development of the HCMS, to acquire and develop additional products and technologies and to otherwise implement our strategy for business development. Scivanta currently does not have any lending relationships with commercial banks and does not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets. Management believes that Scivanta will have to focus on obtaining additional capital through the private placement of its securities. There can be no assurance as to the availability or terms upon which such capital might be available. In addition, the Company will apply in 2008 to the NJEDA to participate in the NJEDA Technology Business Tax Certificate Transfer Program, to the extent that the Company has New Jersey tax losses and credits. There can be no assurance that the Company will be approved by the NJEDA in 2008 to participate in the NJEDA Technology Business Tax Certificate Transfer Program or that the State of New Jersey will continue the program.

Expenditures under our development agreements with Ethox, ASG and Sparton are at our discretion. We estimate that we could potentially spend between $1,100,000 and $1,500,000 related to these agreements over the next 12 months. Of this amount, we estimate that approximately $899,000 could be reimbursed to us by the Foundation with proceeds from the NYSTAR Contract. In addition, we could be obligated to make the three milestone payments pursuant to the License Agreement ($325,000 in aggregate) during the next 12 months provided that we are successful in maintaining our current development schedule for the HCMS.

Inflation and Seasonality

Inflation has had no material effect on the operations or financial condition of our business. In addition, our operations are not considered seasonal in nature.

Item 7.	Financial Statements

The financial statements of the Company called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 hereof.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act

The information required by this Item with respect to Scivanta's directors and executive officers is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2008, under the captions "Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act" and "Executive Officers," and is incorporated herein by reference.

Item 10.	Executive Compensation

The information required by this Item with respect to executive compensation is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2008, under the captions "Executive Compensation" and "Director Compensation," and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2008, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Stockholders and Security Ownership of Management," and is incorporated herein by reference.

Item 12.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2008, under the caption "Certain Relationships and Related Transactions" and "Director Independence," and is incorporated herein by reference.

Item 13.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2008, under the caption "Principal Accountant Fees and Services," and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIVANTA MEDICAL CORPORATION

DATE: January 23, 2008	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	January 23, 2008
David R. LaVance	Directors, President and Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	January 23, 2008
Thomas S. Gifford	Chief Financial Officer, Secretary and Director

/s/ Richard E. Otto	Director	January 23, 2008
Richard E. Otto

/s/ Lawrence M. Levy	Director	January 23, 2008
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	January 23, 2008
Anthony Giordano, III

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation, formerly Medi-Hut Co., Inc. (the “Company”), as of October 31, 2007 and 2006 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”; applying the modified prospective method at the beginning of the year ended October 31, 2007.

/s/ Weiser LLP

New York, New York
January 23, 2008

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Balance Sheets

	October 31, 2007	October 31, 2006
Assets
Current assets:
Cash and cash equivalents	$2,008,909	$680,381
Prepaid expenses and other	54,984	13,005
Tax loss receivable	306,803	—
Other receivables	53,483	—
Note receivable	—	150,000
Deposit	60,000	—

Total current assets	2,484,179	843,386

Other	6,608	791

Total assets	$2,490,787	$844,177
Liabilities
Current liabilities:
Accounts payable	$85,961	$179,309
Accounts payable - related party	2,423	481,456
Accrued expenses	122,552	110,039
Accrued expenses - related party	—	75,000
Convertible debentures	—	300,000

Total current liabilities	210,936	1,145,804

Long term liabilities:
Note payable	131,357	—
Convertible debentures	250,000	—

Total long term liabilities	381,357	—

Commitments and contingencies

Stockholders' equity (deficiency)
Common stock, $.001 par value; 100,000,000 shares authorized; 25,750,444 and 21,276,090 shares issued and outstanding, respectively	25,750	21,276
Additional paid in capital	20,528,807	19,766,486
Deferred compensation	—	(18,947)
Accumulated deficit	(18,656,063)	(20,070,442)

Total stockholders' equity (deficiency)	1,898,494	(301,627)
Total liabilities and stockholders' equity (deficiency)	$2,490,787	$844,177

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Statements of Operations

	Years Ended October 31,
	2007	2006

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net	276,098	—
General and administrative	1,726,166	1,288,869

Loss from operations	(2,002,264)	(1,288,869)

Other income (expense):
Proceeds from settlement of litigation	3,100,000	433,500
Loss on sale and disposal of property and equipment	—	(17,956)
Interest income	73,856	—
Interest expense	(44,016)	(23,999)
Settlement of litigation	(20,000)	—

Income (loss) before income tax benefit	1,107,576	(897,324)

Income tax benefit	306,803	—

Net income (loss)	$1,414,379	$(897,324)

Net income (loss) per common share:
Basic	$0.06	$(0.04)
Diluted	$0.06	$(0.04)

Weighted average number of common shares outstanding:
Basic	23,986,163	21,276,090
Diluted	25,396,859	21,276,090

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Statements of Stockholders’ Equity (Deficiency)
For the Years Ended October 31, 2007 and 2006

						Total
	Common Stock		Additional			Stockholders'
	Number	$0.001	Paid in	Deferred	Accumulated	Equity
	of Shares	Par Value	Capital	Compensation	Deficit	(Deficiency)
Balance at October 31, 2005	21,276,090	$21,276	$19,766,486	$(37,018)	$(19,173,118)	$577,626
Amortization of deferred compensation				18,071		18,071
Net loss					(897,324)	(897,324)
Balance at October 31, 2006	21,276,090	21,276	19,766,486	(18,947)	(20,070,442)	(301,627)
Shares issued to Century Capital upon partial exercises of warrants dated May 14, 2004 and February 25, 2005	425,000	425	15,325			15,750
Shares issued to Century Capital as payment of monthly consulting fees that had been deferred for payment	1,250,000	1,250	248,750			250,000
Shares issued to James G. Aaron upon partial exercise of warrant dated July 24, 2003	66,666	67	17,267			17,334
Shares issued to John A. Moore upon partial exercises of warrants dated May 14, 2004 and February 25, 2005	233,400	233	8,103			8,336
Shares issued as payment of accounts payable	50,000	50	9,950			10,000
Shares issued upon conversion of the May 1, 2005 convertible debentures	2,125,000	2,125	272,875			275,000
Shares issued as payment of interest due on the May 1, 2005 convertible debentures	114,288	114	23,886			24,000
Shares issued to consultants as payment for services rendered	210,000	210	33,590			33,800
Stock based compensation			151,522			151,522
Elimination of deferred compensation as a result of adoption of SFAS 123R			(18,947)	18,947		—
Net income					1,414,379	1,414,379
Balance at October 31, 2007	25,750,444	$25,750	$20,528,807	$—	$(18,656,063)	$1,898,494

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Statements of Cash Flows

	Years Ended October 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,414,379	$(897,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,575	12,617
Stock based expense	185,322	—
Amortization of deferred compensation	—	18,071
License expense	235,557	—
Loss on sale and disposal of property and equipment	—	17,956
Interest imputed on note payable	16,700	—
Changes in operating assets and liabilities:
Prepaid expenses and other	(41,979)	1,640
Tax loss receivable	(306,803)	—
Other receivables	(53,483)	—
Deposit	(60,000)	—
Accounts payable	(83,348)	73,100
Accounts payable - related party	(213,283)	194,324
Accrued expenses	36,513	(29,579)
Accrued expenses - related party	(75,000)	75,000
Net cash provided by (used in) operating activities	1,057,150	(534,195)
Cash flows from investing activity:
Proceeds from sale of distribution rights	150,000	600,000
Purchase of fixed assets	(8,392)	—
Proceeds from sale of property and equipment	—	2,500
Net cash provided by investing activities	141,608	602,500

Cash flows from financing activities:
Repayment of note payable	(120,900)	—
Proceeds from exercise of warrants	25,670	—
Proceeds from issuance of convertible debentures	250,000	—
Repayment of convertible debentures	(25,000)	—
Net cash provided by financing activities	129,770	—
Increase in cash and cash equivalents	1,328,528	68,305
Cash and cash equivalents - beginning of period	680,381	612,076
Cash and cash equivalents - end of period	$2,008,909	$680,381
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,413	$—
Cash paid during the period for income taxes	$2,530	$500
Noncash operating activities:
Issuance of common stock as payment of amounts due related party	$265,750	$—
Issuance of common stock as payment of accounts payable and consulting services	$43,800	$—
Noncash financing activities:
Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$235,557	$—
Issuance of 2,239,288 shares of common stock as payment of principal and interest on convertible debentures	$299,000	$—

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
(formerly Medi-Hut Co., Inc.)
Notes to the Financial Statements

1.	Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”) is a Nevada corporation headquartered in Spring Lake, New Jersey. On January 4, 2007, Medi-Hut Co., Inc. changed its name to Scivanta Medical Corporation.

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

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 12 to 15 months from the date of this report to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

2.	Basis of Presentation

On November 22, 2006, the Company entered into a settlement agreement and release with Syntho Pharmaceuticals Inc. (“Syntho”) and its principal owner, Muhammed Malik (collectively, the “Syntho Group”) and Intermax Pharmaceuticals, Inc. (“Intermax”) relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest. As part of the settlement reached by the parties, the Syntho Group agreed to pay the Company an aggregate of $3,100,000 as follows: (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 was paid on or about the 27th day of each month for a three month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 was paid on March 27, 2007 (see Note 11 - Syntest Litigation).

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures. The gross proceeds received in connection with this private placement were $250,000 (see Note 9 - February 2007 Convertible Debentures).

On December 19, 2007, the Company received $306,803 of net proceeds from a third party related to the sale of a portion of the Company’s unused State of New Jersey net operating loss carryovers (see Note 6).

Management believes the funds currently available to the Company will be sufficient to support planned operations through February 1, 2009. However, management believes that the Company will likely require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates relied upon in preparing the financial statements include the allowance for notes receivable, contingent liabilities and utilization of the Company’s net deferred tax assets and related valuation allowance.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, tax loss receivable, other receivables, a note receivable, accounts payable, accrued expenses, convertible debentures and a note payable, approximate their fair values.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity (at date of purchase) of three months or less to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market instruments. The Company places its cash and cash equivalents with established United States of America financial institutions.

Concentration of Credit Risk

The Company has no significant off balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents and notes receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally-insured limits. The Company invests its cash in high-quality money market instruments and has not experienced any losses in such accounts and, accordingly, believes it is not exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets, generally five years. Expenditures for repairs and maintenance are expensed as incurred. Gross assets as of October 31, 2007 and 2006 amounted to $10,095 and $1,703, respectively, and accumulated depreciation amounted to $3,487 and $912, respectively. The net book value as of October 31, 2007 and 2006 of $6,608 and $791, respectively, is included in other assets.

Income Taxes

The Company provides for deferred income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods. Deferred tax assets are periodically reviewed for realizability. Valuation allowances are recorded when realizability of deferred tax assets is not likely.

Research and Development

The Company expenses research and development costs as incurred. Advance payments related to development agreements are recorded as prepaid expenses and expensed as the work is performed. Initial and milestone payments made to third parties in connection with technology license agreements are also expensed as incurred as research and development costs, up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval will be capitalized and amortized over the remaining useful life of the related product. The HCMS is currently in the development stage and has not received regulatory approval.

Stock Based Compensation

On November 1, 2006, the Company adopted the Financial Accounting Standards Board (the “FASB”) SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of SFAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company adopted 123R using the modified prospective method which allows the Company to implement the provisions of SFAS 123R on all stock-based awards granted after the effective date. In addition, SFAS 123R will apply to all awards granted prior to the effective date that were unvested on the effective date based on the fair value of the option or warrant on the grant-date.

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

During the fiscal year ended October 31, 2007, the Company granted 1,100,000 options to its employees (estimated fair value of $211,647 at the date of grant). In addition, during the fiscal year ended October 31, 2007, the Company issued warrants to purchase 648,000 shares of common stock of the Company (estimated fair value of $137,549 at the date of issuance) to the Company’s current directors, other than Messers. LaVance and Gifford, to a former director of the Company and to a consultant (see Note 8).

During the fiscal year ended October 31, 2007, the Company recorded $59,710 of stock based compensation related to options and $91,812 of stock based compensation related to warrants. The Company applied an estimated forfeiture rate of 0% for the fiscal year ended October 31, 2007 in determining the expense recorded in the Company’s statement of operations. In addition, the Company recorded $33,800 of stock based compensation related to shares of common stock issued to consultants.

During the fiscal year ended October 31, 2006, the Company granted 100,000 options to an employee. In accordance with APB 25, no stock-based compensation was reflected in the net loss for the fiscal year ended October 31, 2006 as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

As a result of adopting SFAS 123R, the Company’s net income was $59,710 less for the fiscal year ended October 31, 2007 than if it had continued to account for share-based compensation under APB 25. Basic and diluted net income per share for the fiscal year ended October 31, 2007 was not materially affected as a result of the adoption of SFAS 123R. Prior to the adoption of SFAS 123R, the Company's policy was to expense stock based compensation related to director warrants over the vesting period associated with the warrants.

The following table illustrates the effect on net loss and net loss per share for the fiscal year ended October 31, 2006 had the fair value based method been applied to all awards:

Reported net loss	$(897,324)
Stock-based employee compensation expense included in net loss, net of related tax effects	—
Stock-based employee compensation determined under the fair value based method, net of related tax effects	(3,820)
Pro forma net loss	$(901,144)

Basic and diluted net loss per share:
As reported	$(0.04)

Pro forma	$(0.04)

In connection with the adoption of SFAS 123R, the deferred compensation at October 31, 2006 of $18,947 related to previous grants of non-employee warrants to purchase common stock was offset against additional paid-in-capital.

During the fiscal year ended October 31, 2006, the Company recognized a total of $18,071 of amortization expense of deferred compensation related to warrants.

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

For the fiscal year ended October 31, 2007, diluted net income per share did not include the effect of 1,100,000 shares of common stock subject to options, 1,181,332 shares of common stock subject to warrants and 1,041,667 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive (see Note 8).

For the fiscal year ended October 31, 2006, diluted net loss per share did not include the effect of 370,000 shares of common stock subject to options, 2,104,998 shares of common stock subject to warrants and 2,250,000 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective November 1, 2007 and has determined that FIN 48 will not have a material impact on its results of operations or financial condition.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements when they are identified and is effective for fiscal years ending after November 15, 2006. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheets and statement of operations and the related financial statement disclosures. The Company applied the provisions of SAB 108 beginning in the first quarter of fiscal 2007 and there was no impact to its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect SFAS 159 to have a material impact on its results of operations or financial condition.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company does not expect EITF 07-3 to have a material impact on its results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004).  The Company does not expect SAB 110 to have a material impact on its results of operations or financial condition.

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

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The term of the License Agreement commenced on November 10, 2006 and ends on the latter of (1) the expiration date of the last to expire patent right related to the HCMS which is currently June 12, 2018 or (2) ten years from the sale of the first HCMS product.

The Company agreed to make an initial payment to the Licensor of $264,300 which was subsequently reduced to $262,957 pursuant to an amendment to the License Agreement dated June 29, 2007 (see Note 10). The Company has paid a total of $120,900 ($40,900 on November 16, 2006 and $80,000 on October 31, 2007) and is required to pay $142,057 on or before November 1, 2008. During the fiscal year ended October 31, 2007, the Company recorded $235,557 of research and development expense related to the upfront costs associated with the License Agreement.

The Company also is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, the Company is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS and is obligated to make milestone payments to the Licensor as follows: (1) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (2) first submission of the HCMS for regulatory approval in any country - $100,000; and (3) first notice of regulatory approval to market the HCMS in any country - $150,000. As of October 31, 2007, none of the milestones had been met and no payments were due to the Licensor.

On June 27, 2007, the Company and the Foundation entered into a subcontractor agreement. Pursuant to this agreement, the Foundation contracted the Company to develop the software and hardware components of the HCMS outlined in the technology incentive program contract awarded by the New York State Office of Science Technology and Academic Research (“NYSTAR”) to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”). The initial term of the NYSTAR Contract was for a 2 year period ended November 30, 2007, which was extended by NYSTAR for an additional 1 year period ending November 30, 2008.

On June 29, 2007, the Company amended the License Agreement to allow the Licensor to enter into a non-exclusive manufacturing license agreement with Ethox, entered into on June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the HCMS for Scivanta.

As a result of the subcontractor agreement, the amended License Agreement and the non-exclusive manufacturing license agreement between the Licensor and Ethox, the development of the HCMS will be partially funded through the NYSTAR Contract. Pursuant to the terms of the NYSTAR Contract, up to $937,500 of funding is available for the development of the HCMS with the State of New York providing $750,000 of the funding and Ethox providing $187,500 of the funding. Ethox is also required to provide $562,500 of in-kind contributions. Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007 (see Catheter Development Agreement), Scivanta will provide Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox will provide the $562,500 of in-kind contributions (primarily contributed services). The funding received from the NYSTAR Contract will partially support the development of: the catheter component of the HCMS by Ethox (see Catheter Development Agreement); the software component of the HCMS by Applied Sciences Group, Inc. (“ASG”) (see Software Development Agreement); and the hardware component of the HCMS by Sparton Medical Systems (“Sparton”) (see Hardware Development Agreement). Under the terms of the subcontractor agreement between the Foundation and the Company, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, will reimburse the Company up to $899,500 of allowable expenditures incurred by the Company in connection with the development of the software and hardware components of the HCMS.

As of October 31, 2007, the Company had submitted to the Foundation for reimbursement $53,483 of expenses related to the software and hardware development of the HCMS. This amount is included in other receivables as of October 31, 2007 and was recorded by the Company during the fiscal year ended October 31, 2007 as a reduction to research and development expenses. The reimbursement was received by the Company in December 2007.

Catheter Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS and a cash payment of $187,500 to be made in connection with the NYSTAR Contract funding discussed above. The cash payment of $187,500 will be paid in installments over the next 6 to 12 months in amounts that will be based on Ethox’s funding requirements as specified in the NYSTAR Contract. On September 12, 2007, Scivanta paid $46,875 to Ethox as partial payment of the NYSTAR Contract funding requirement. This amount was recorded as a prepaid expense by the Company and is being expensed as research and development on a pro-rata basis as the HCMS is developed pursuant to the NYSTAR Contract. During the fiscal year ended October 31, 2007, the Company recorded $17,810 of research and development expense related to the NYSTAR Contract payment. As of October 31, 2007, the balance of the prepaid expense related to the NYSTAR Contract payment was $29,065.

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

The Company did not record any research and development expense related to this development agreement during the fiscal year ended October 31, 2007.

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

The Company recorded $44,453 of research and development expense related to this development agreement during the fiscal year ended October 31, 2007.

Hardware Development Agreement

On August 22, 2007, Scivanta and Sparton, a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton will provide Scivanta engineering and development support for the hardware component of the HCMS. The development agreement has a one year term and may be extended for additional one year terms. The development agreement can be terminated at any time by either party upon the delivery of written notice to the other party. The services to be provided by Sparton include: (1) planning and development of design control documents, (2) concept development, including mechanical, electrical and software design, (3) completion of a detailed design and an engineering model, (4) assembly of proto-type models and preliminary design verification testing, (5) the production of “pilot” devices using formal drawings and validated processes, and (6) design verification testing on the “pilot” units.

Pursuant to the development agreement, Scivanta made a deposit of $60,000 on September 6, 2007, which will be applied to the payment of material costs and fees owed by Scivanta under the development agreement provided that Scivanta makes timely payments to Sparton during the first four months of the development agreement. Scivanta is also required to pre-pay for any material with a cost in excess of $5,000. It is estimated that up to $1,650,000 could be billed by Sparton for services and materials provided under the development agreement. The Company recorded $9,030 of research and development expense related to this development agreement during the fiscal year ended October 31, 2007.

5.	Note Receivable

On October 17, 2005, as part of the purchase and settlement agreement between the Company and Breckenridge Pharmaceutical Inc. (“Breckenridge”), the Company sold its distribution and other rights and business with respect to Syntest, a hormone replacement therapy drug, to Breckenridge. In consideration for the sale of such rights and the other benefits provided under the purchase and settlement agreement between Breckenridge and the Company, Breckenridge paid the Company an aggregate of $1,000,000 as follows: (1) $250,000 was paid in October 2005 after the execution of the purchase and settlement agreement, and (2) $50,000 was paid on or about the first day of each month for a 15 month period commencing on November 1, 2005 and ending on January 1, 2007. As of October 31, 2007 and 2006, the outstanding balances on the note receivable were $0 and $150,000, respectively.

6.	Income Taxes

Significant components of the Company’s deferred tax assets as of October 31, 2007 and 2006 are shown below. In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. As of October 31, 2007 and 2006, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The valuation allowance decreased $794,716 during the fiscal year ended October 31, 2007, attributable primarily to income related to the settlement with the Syntho Group and the sale of a portion of net operating loss carryovers for the State of New Jersey. During the fiscal year ended October 31, 2007, the effective tax rate differed from the statutory tax rate primarily as the result of the utilization of federal and state net operating loss carryovers to offset current taxable income. The income tax benefit recorded during the fiscal year ended October 31, 2007 is attributable solely to the sale of net operating loss carryovers for the State of New Jersey. The tax effects of temporary differences and carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2007	2006
Net operating loss	$4,913,691	$5,848,556
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,364	67,604
License and patent costs	87,872	—
Stock based compensation	60,517	—
Other	5,076	5,076
Total gross deferred tax assets	5,204,403	5,999,119
Valuation allowance	(5,204,403)	(5,999,119)
Net deferred tax assets	$—	$—

In October 2007, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the NJEDA Technology Business Tax Certificate Transfer Program. This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits. On December 19, 2007, the Company received $306,803 of net proceeds ($348,640 gross proceeds less $41,837 of expenses incurred) from a third party related to the sale of approximately $3,874,000 of its unused net operating loss carryovers for the State of New Jersey. The Company will use these proceeds to continue the development of the HCMS and for working capital purposes.

During the fiscal year ended October 31, 2007, the Company utilized approximately $1,764,000 of federal net operating losses and approximately $1,767,000 of state net operating losses to offset current taxable income. In addition, the Company sold approximately $3,874,000 of state operating losses as noted above and forfeited approximately $969,000 of state operating losses due to a prior change in domicile.

As of October 31, 2007, the Company had federal and state operating losses of approximately $13,420,076 and $8,556,584, respectively, which will expire as follows:

Federal		State
Year Expiring	Amount	Year Expiring	Amount

2022	$589,960	2009	$—
2023	2,745,837	2010	2,352,294
2024	2,955,050	2011	—
2025	2,584,960	2012	1,660,571
2026	4,544,269	2013	4,543,719
	$13,420,076		$8,556,584

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

Consulting Services Agreement with Century Capital

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary, are Principals of Century Capital Associates LLC (“Century Capital”), a consulting firm. Effective February 1, 2007, the Consulting Services Agreement, as amended and restated, between the Company and Century Capital terminated and Messers. LaVance and Gifford became employees of the Company. Mr. LaVance continues to serve as the Company’s President and Chief Executive Officer and Mr. Gifford continues to serve as the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary. The Company has entered into an executive employment agreement with each of Messers. LaVance and Gifford effective January 1, 2008 (see Note 12 - Executive Employment Agreements).

For the fiscal year ended October 31, 2007, the Company was billed $150,000 for consulting services rendered by Century Capital and the Company recorded $25,000 of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2006 and ending January 31, 2007. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of October 31, 2007, the Company owed Century Capital $2,423 for expenses, which are included in accounts payable - related party and were paid by the Company subsequent to the fiscal year ended October 31, 2007.

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

During the fiscal year ended October 31, 2007, the Company was billed $58,232 pursuant to the terms of the Shared Services Agreement and the Sublease Agreement. As of October 31, 2007, all amounts due to Century Capital from the Company related to the Shared Services Agreement and Sublease Agreement had been paid.

During the fiscal year ended October 31, 2006, the Company was billed $30,000 for rent pursuant to the Shared Services Agreement.

8.	Stockholders’ Equity

Stock Option Plans

2002 Equity Incentive Plan

On July 5, 2002, the stockholders approved the Company’s 2002 Equity Incentive Plan (the “2002 Equity Incentive Plan”), effective as of January 1, 2002. The 2002 Equity Incentive Plan was placed into effect in order to promote the long-term success of the Company and to: (1) encourage employees, independent directors and consultants of the Company to focus on critical long-term objectives, (2) encourage the attraction and retention of employees, independent directors and consultants with exceptional qualifications, and (3) link employees, independent directors and consultants directly to stockholders’ interests through increased stock ownership.

The 2002 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2002 Equity Incentive Plan is 2,000,000. As of October 31, 2007, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

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

The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. As of October 31, 2007, up to 3,000,000 shares of the Company’s common stock could be awarded under the 2007 Equity Incentive Plan.

Options Granted to Executive Officers

On February 5, 2007, the Company granted a non-qualified stock option to purchase 500,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to each of Messers. LaVance and Gifford. An aggregate amount of 1,000,000 shares of common stock could be granted pursuant to these options. Each option has a ten year term and is exercisable at $0.20 per share.

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

The fair value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. Each option had a fair value of approximately $96,203 at the date of grant (see Note 3 - Stock Based Compensation).

Stock Options Granted to Non-Executive Officer

Option Granted December 23, 2005

On December 23, 2005, the Company granted a non-qualified stock option to purchase 100,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to Allan J. Jones, the Company’s controller. The option has a ten year term and is exercisable at $0.08 per share. The shares of common stock underlying the option vest as follows: 25,000 shares vested on December 23, 2005; 25,000 shares vested on December 23, 2006; 25,000 shares vest on December 23, 2007 and 25,000 shares vest on December 23, 2008.

In the event of a change in control of the Company, as defined in the option, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.38%; volatility of 66.90%; and an expected life of 5 years. The option had a fair value of approximately $6,152 at the date of grant (see Note 3 - Stock Based Compensation).

Option Granted February 5, 2007

On February 5, 2007, the Company granted a non-qualified stock option to purchase 100,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to Allan J. Jones, the Company’s controller. The option has a ten year term and is exercisable at $0.20 per share. The shares of common stock underlying the option vest as follows: 33,333 shares vest on December 31, 2007; 33,333 shares vest on December 31, 2008 and 33,334 shares vest on December 31, 2009.

In the event of a change in control of the Company, as defined in the option, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The option had a fair value of approximately $19,241 at the date of grant (see Note 3 - Stock Based Compensation).

Summary of Stock Options

Option transactions for employees under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the fiscal years ended October 31, 2007 and 2006 were as follows:

	Option Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2005	270,000	$0.02 & 0.08	$0.07
Granted during the period	100,000	$0.08	$0.08
Exercised during the period	—	—	—
Terminated during the period	—	—	—
Outstanding at October 31, 2006	370,000	$0.02 & 0.08	$0.07	$—
Granted during the period	1,100,000	$0.20	$0.20
Exercised during the period	—	—	—
Terminated during the period	—	—	—
Outstanding at October 31, 2007	1,470,000	$0.02, 0.08 & 0.20	$0.17	$13,200
Exercisable at October 31, 2007	622,000	$0.02, 0.08 & 0.20	$0.13	$11,700
Exercisable at October 31, 2006	270,000	$0.02 & 0.08	$0.07	$—

Information with respect to outstanding options and options exercisable as of October 31, 2007 that were granted to employees is as follows:

Exercise Price	Number of Shares Available Under Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Options	Weighted Average Exercise Price Per Common Share

$ 0.02	35,000	7.2	$0.02	35,000	$0.02
$ 0.08	335,000	6.8	$0.08	285,000	$0.08
$ 0.20	1,100,000	9.3	$0.20	302,000	$0.20
	1,470,000	8.6	$0.17	622,000	$0.13

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of October 31, 2007 and 2006 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2005	87,500	$0.08
Granted during the period	100,000	$0.08
Vested during the period	(87,500)	$0.08
Terminated during the period	—	—
Nonvested at October 31, 2006	100,000	$0.08
Granted during the period	1,100,000	$0.20
Vested during the period	(352,000)	$0.18
Terminated during the period	—	—
Nonvested at October 31, 2007	848,000	$0.19

As of October 31, 2007, there was $156,611 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 25 months.

No options were granted to non-employees during the fiscal years ended October 31, 2007 and 2006.

Warrants to Purchase Common Stock

Warrant Issued to Consultant Dated January 1, 2007

On January 1, 2007, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to the principal owner of the Investors Relations Group in connection with an investor relations and public relations consulting agreement entered into by the Company and the Investors Relations Group. The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012. The shares of common stock underlying the warrant vest as follows: 31,250 shares vested on March 31, 2007; 31,250 shares vested on June 30, 2007; 31,250 shares vested on September 30, 2007 and 31,250 shares vest on December 31, 2007.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.70%; volatility of 338.02%; and an expected life of 5 years. The warrant had a fair value of approximately $27,496 at the date of issuance. As of October 31, 2007, 93,750 shares underlying the warrant were available for purchase and 31,250 shares underlying the warrant were unvested and were not yet available for purchase (see Note 3 - Share Based Compensation).

Warrants Issued to Current Directors

Richard E. Otto - Warrant Dated February 5, 2007. On February 5, 2007, the Company issued a warrant to purchase 209,000 shares of the Company’s common stock to Richard E. Otto, a member of the board of directors of the Company, as consideration for his service to the Company in 2006 and his continued service through 2007. The warrant has a five year term and is exercisable at $0.20 per share. The shares of common stock underlying the warrant vest or vested as follows: 100,000 shares vested immediately on February 5, 2007; 7,250 shares vested on March 31, 2007; 7,250 shares vested on June 30, 2007; 7,250 shares vested on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $40,213 at the date of issuance. As of October 31, 2007, 121,750 shares underlying the warrant were available for purchase and 87,250 shares underlying the warrant were unvested and were not yet available for purchase (see Note 3 - Share Based Compensation).

Lawrence M. Levy - Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 105,000 shares of the Company’s common stock to Lawrence M. Levy as consideration for his service as a member of the Company’s board of directors and his service as a member of the audit committee and compensation committee of the board of directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,250 shares vested on March 31, 2007; 6,250 shares vested on June 30, 2007; 6,250 shares vested on September 30, 2007; 26,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.46%; volatility of 167.82%; and an expected life of 5 years. The warrant had a fair value of approximately $24,827 at the date of issuance. As of October 31, 2007, 18,750 shares underlying the warrant were available for purchase and 86,250 shares underlying the warrant were unvested and were not yet available for purchase (see Note 3 - Share Based Compensation).

Anthony Giordano, III - Warrant Dated March 15, 2007. On March 15, 2007, the Company issued a warrant to purchase 109,000 shares of the Company’s common stock to Anthony Giordano, III as consideration for his service as a member of the Company’s board of directors and his service as the chairman of the audit committee and member of the compensation committee of the board of directors in 2007. The warrant has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrant vest or vested as follows: 7,250 shares vested on March 31, 2007; 7,250 shares vested on June 30, 2007; 7,250 shares vested on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vest on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.46%; volatility of 167.82%; and an expected life of 5 years. The warrant had a fair value of approximately $25,772 at the date of issuance. As of October 31, 2007, 21,750 shares underlying the warrant were available for purchase and 87,250 shares underlying the warrant were unvested and were not yet available for purchase (see Note 3 - Share Based Compensation).

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

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of 5 years. The warrant had a fair value of approximately $19,241 at the date of issuance. As of February 5, 2007, all 100,000 shares underlying the warrant were available for purchase (see Note 3 - Share Based Compensation).

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

Summary of Warrants

Stock warrant transactions during the fiscal years ended October 31, 2007 and 2006 were as follows:

	Warrant Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2005	2,104,998	$0.03 - 4.50	$0.39
Issued during the period	—	—	—
Exercised during the period	—	—	—
Terminated during the period	(180,000)	$2.45 & 4.50	$3.48
Outstanding at October 31, 2006	1,924,998	$0.03 - 0.26	$0.11	$—
Issued during the period	648,000	$0.20 & 0.25	$0.23
Exercised during the period	(725,066)	$0.03, 0.04 & 0.26	$0.06
Terminated during the period	—	—	—
Outstanding at October 31, 2007	1,847,932	$0.03 - 0.26	$0.17	$48,662
Exercisable at October 31, 2007	1,555,932	$0.03 - 0.26	$0.16	$48,662
Exercisable at October 31, 2006	1,624,998	$0.03 - 0.26	$0.12	$—

Information with respect to outstanding warrants and warrants exercisable at October 31, 2007 is as follows:

Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share

$ 0.03 - 0.04	666,600	3.3	$0.04	666,600	$0.04
$ 0.20 - 0.26	1,181,332	2.7	$0.24	889,332	$0.24
	1,847,932	2.9	$0.17	1,555,932	$0.16

A summary of the nonvested shares subject to warrants as of October 31, 2007 and 2006 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2005	762,503	$0.04
Issued during the period	—	—
Vested during the period	(462,503)	$0.03
Terminated during the period	—	—
Nonvested at October 31, 2006	300,000	$0.04
Issued during the period	648,000	$0.23
Vested during the period	(656,000)	$0.14
Terminated during the period	—	—
Nonvested at October 31, 2007	292,000	$0.24

As of October 31, 2007, there was $64,685 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants. That cost is expected to be recognized over a weighted average period of 37 months.

Common Stock Issued as Payment for Consulting Services

On February 5, 2007, the Company issued 625,000 shares of its common stock to Mr. LaVance, a principal of Century Capital and the President and Chief Executive Officer of the Company and 625,000 shares of its common stock to Mr. Gifford, a principal of Century Capital and the Executive Vice President, Chief Financial Officer (Treasurer) and Secretary of the Company. An aggregate amount of 1,250,000 shares were issued as payment of $250,000 ($0.20 per share) of monthly consulting fees due to Century Capital that had been deferred for payment.

On February 5, 2007, the Company issued 50,000 shares of its common stock to Georgia Capital Management, Inc. These shares were issued as payment of $10,000 ($0.20 per share) of accounts payable related to consulting fees due to Georgia Capital Management, Inc.

On August 21, 2007, Scivanta issued 200,000 shares of its common stock to Buckman, Buckman & Reid, Inc. as consideration for investment banking and consulting services. Scivanta did not receive any proceeds from this issuance. These shares had a fair market value of $32,000 ($0.16 per share) on the date the Company agreed to issue the shares (August 15, 2007).

On August 21, 2007, Scivanta issued 10,000 shares of its common stock to Red Bank Capital, LLC as consideration for consulting services. Scivanta did not receive any proceeds from this issuance. These shares had a fair market value of $1,800 ($0.18 per share) on the date the Company agreed to issue the shares (August 21, 2007).

9.	Convertible Debentures

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

For the fiscal years ended October 31, 2007 and 2006, the Company recorded a total of $11,903 and $23,999, respectively, of interest expense related to the May 2005 Debentures.

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

For the fiscal year ended October 31, 2007, the Company recorded a total of $15,000 of interest expense related to the February 2007 Debentures. This amount is accrued as of October 31, 2007.

10.	Note Payable

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 4 - HCMS License Agreement), the Company is required to make a payment to the Licensor of $262,957. The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007 and is required to pay $142,057 on or before November 1, 2008. This payment obligation is non-interest bearing.

The Company recorded a note payable of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%. The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400). During the fiscal year ended October 31, 2007, the Company recognized $16,700 of interest expense related to the note payable.

11.	Litigation

Syntest Litigation

On May 12, 2003, the Company commenced an action in the United States District Court for the Eastern District of New York against Syntho and its principal owner, Muhammed Malik, Breckenridge and its principal owner, Larry Runsdorf (the “Breckenridge Group”), Scott Schrader and his affiliates, namely Schrader Associates, Bluegrass Drug LLC and Medpharm Corporation (collectively, the “Schrader Group”), relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest, under an agreement with Syntho which expired no earlier than November 2006. In its complaint, the Company alleged, among other things, that Syntho permitted Breckenridge, Medpharm Corporation and Bluegrass Drug LLC to distribute Syntest in violation of its agreement with Syntho and that Scott Schrader and Schrader Associates, which had been appointed by the Company as the exclusive broker with respect to sales of Syntest to drug wholesalers, chain drug stores and managed care companies, and Scott Schrader and Schrader Associates offered discounts, incentives and rebates to customers of the Company without the Company’s authorization.

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

Loures Lawsuit

On December 28, 2004, an action was commenced in the Superior Court of New Jersey by James J. Loures, Jr. and his wife, Christine Loures (collectively, the “Loures”), against Scivanta and certain of its former officers and directors. The Loures alleged that Scivanta, its former officers and certain of its former directors engaged in a scheme to inflate Scivanta’s revenues and earnings through a series of accounting irregularities and fraudulent financial disclosures during the period June 2001 through March 2003 which resulted in the Loures’ loss of approximately $120,000. The Loures allegations are the same as those alleged in the consolidated class action lawsuit against Scivanta which was settled in 2004. The Loures were one of eight parties that opted out of the settlement related to the consolidated class action lawsuit.

On October 4, 2006, Scivanta filed a motion to dismiss the Loures’ complaint for failure to comply with discovery requests in the time required by the court. On November 3, 2006, the court granted Scivanta’s motion and dismissed the complaint without prejudice. On February 7, 2007, the Loures’ supplied Scivanta with the outstanding discovery requests and requested that the court vacate the dismissal order previously issued and reinstate the complaint. On February 16, 2007, the court granted the Loures’ request to reinstate the complaint.

On October 22, 2007, Scivanta and the Loures reached a settlement. Pursuant to the settlement, Scivanta paid $20,000 to the Loures and the Loures dismissed their complaint against Scivanta.

12.	Subsequent Events

Warrants Issued to Consultants

Harvey Sacks, MD - Warrant I Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 70,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest as follows: 14,000 shares vest on January 31, 2008; 14,000 shares vest on April 30, 2008; 14,000 shares vest on July 31, 2008; 14,000 shares vest on October 31, 2008 and 14,000 shares vest on January 31, 2009.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.02%; volatility of 60.66%; and an expected life of 5 years. The warrant had a fair value of approximately $5,018 at the date of issuance.

Harvey Sacks, MD - Warrant II Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest as follows: 6,000 shares vest on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008 and 6,000 shares vest on January 31, 2009.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.02%; volatility of 60.66%; and an expected life of 5 years. The warrant had a fair value of approximately $2,151 at the date of issuance.

Andrew D. Shaw, MD - Warrant Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Andrew D. Shaw, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest as follows: 6,000 shares vest on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008 and 6,000 shares vest on January 31, 2009.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.02%; volatility of 60.66%; and an expected life of 5 years. The warrant had a fair value of approximately $2,151 at the date of issuance.

Paul Sierzenski, MD - Warrant Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Paul Sierzenski, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest as follows: 6,000 shares vest on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008 and 6,000 shares vest on January 31, 2009.

In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the warrant will be unregistered securities.

The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 4.02%; volatility of 60.66%; and an expected life of 5 years. The warrant had a fair value of approximately $2,151 at the date of issuance.

Executive Employment Agreements

On January 1, 2008, the Company entered into an executive employment agreement with each of David R. LaVance, the Company’s President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary (collectively, the “Employment Agreements”). The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2010, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements. Both Messers. LaVance and Gifford shall be paid an annual base salary of $275,000, which may be increased by the compensation committee of the Company’s board of directors. In addition, both Messers. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

In the event that Mr. LaVance or Mr. Gifford is terminated without Good Cause (as defined in the Employment Agreements and used herein), or Mr. LaVance or Mr. Gifford terminates his employment for Good Reason (as defined in the Employment Agreements and used herein), Mr. LaVance or Mr. Gifford, as the case may be, will be entitled to receive a severance payment equal to his annual base salary in effect on the date of termination.

In addition, in the event that within 180 days of a Change of Control (as defined in the Employment Agreements and used herein) of the Company, the employment of Mr. LaVance or Mr. Gifford is terminated by the Company or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with the Company or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by the Company at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment. The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s of Mr. Gifford’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the 12 months prior to the earlier of (A) the effective date of the Change of Control and (B) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with the Company.

Options Granted to Executive Officers

On January 1, 2008, the Company granted a non-qualified stock option to purchase 100,000 shares of common stock under the 2007 Equity Incentive Plan to each of Messers. LaVance and Gifford. An aggregate of 200,000 shares of common stock could be purchased pursuant to these options. Each option has a ten year term and is exercisable at $0.14 per share. The shares of common stock underlying each option vest as follows: 33,333 shares vest on December 31, 2008; 33,333 shares vest on December 31, 2009; and 33,334 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the options will be unregistered securities.

The fair value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. Each option had a fair value of approximately $6,999 at the date of grant.

Options Granted to Non-Executive Officer

On January 1, 2008, the Company granted a non-qualified stock option to purchase 50,000 shares of common stock under the 2007 Equity Incentive Plan to Allan J. Jones, the Company’s controller. The option has a ten year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 16,666 shares vest on December 31, 2008; 16,666 shares vest on December 31, 2009; and 16,668 shares vest on December 31, 2010.

In the event of a change in control of the Company, as defined in the 2007 Equity Inventive Plan, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a fair value of approximately $3,500 at the date of grant.

Options Granted to Directors

Richard E. Otto - Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 27,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto. The option was granted as partial consideration for Mr. Otto’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as the chairman of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 6,750 shares vest on March 31, 2008; 6,750 shares vest on June 30, 2008; 6,750 shares vest on September 30, 2008; and 6,750 shares vest on December 31, 2008.

In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a fair value of approximately $1,890 at the date of grant.

Lawrence M. Levy - Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 25,000 shares of common stock under the 2007 Equity Incentive Plan to Lawrence M. Levy. The option was granted as partial consideration for Mr. Levy’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 6,250 shares vest on March 31, 2008; 6,250 shares vest on June 30, 2008; 6,250 shares vest on September 30, 2008; and 6,250 shares vest on December 31, 2008.

In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a fair value of approximately $1,750 at the date of issuance.

Anthony Giordano, III - Option Dated January 1, 2008. On January 1, 2008, the Company issued a non-qualified stock option to purchase 29,000 shares under the 2007 Equity Incentive Plan to Anthony Giordano, III. The option was granted as partial consideration for Mr. Giordano’s continuing service in 2008 as a member of the Company’s board of directors, as the chairman of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 7,250 shares vest on March 31, 2008; 7,250 shares vest on June 30, 2008; 7,250 shares vest on September 30, 2008; and 7,250 shares vest on December 31, 2008.

In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control. The shares of common stock issued upon the exercise of the option will be unregistered securities.

The fair value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a fair value of approximately $2,030 at the date of issuance.

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

Exhibit No.	Description of Exhibit

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

10.11*
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.12*
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.13*
Warrant to purchase 209,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

Exhibit No.	Description of Exhibit

10.14*
Warrant to purchase 105,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Lawrence M. Levy (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.15*
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

10.21*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit No.	Description of Exhibit

10.22*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.23*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 27,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.24*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.25*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 29,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.26*
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.27*
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

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