Form 10QSB
period 2008-01-31
SCIVANTA MEDICAL CORP
filed 2008-03-13
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2008

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

As of February 29, 2008, there were 25,750,444 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SCIVANTA MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Scivanta Medical Corporation
Balance Sheets

	January 31, 2008 (Unaudited)	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,848,830	$2,008,909
Prepaid expenses	64,848	54,984
Tax loss receivable	—	306,803
Other receivables	57,083	53,483
Deposit	60,000	60,000

Total current assets	2,030,761	2,484,179

Other	5,848	6,608

Total assets	$2,036,609	$2,490,787
Liabilities
Current liabilities:
Accounts payable	$79,509	$85,961
Accounts payable - related party	1,271	2,423
Accrued expenses	42,022	122,552
Note payable, current portion	134,032	—

Total current liabilities	256,834	210,936

Long-term liabilities:
Note payable, net of current portion	—	131,357
Convertible debentures	250,000	250,000

Total long-term liabilities	250,000	381,357

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 25,750,444 shares issued and outstanding	25,750	25,750
Additional paid in capital	20,573,109	20,528,807
Accumulated deficit	(19,069,084)	(18,656,063)

Total stockholders' equity	1,529,775	1,898,494

Total liabilities and stockholders' equity	$2,036,609	$2,490,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2008	2007

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net	33,215	236,900
General and administrative	392,999	394,426

Loss from operations	(426,214)	(631,326)

Proceeds from settlement of litigation	—	450,000
Interest income	20,868	3,058
Interest expense	(7,675)	(10,224)

Net loss	$(413,021)	$(188,492)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	25,750,444	21,645,655

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(413,021)	$(188,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	760	294
Stock based compensation expense	44,302	15,761
License expense	—	236,900
Interest imputed on note payable	2,675	4,175
Changes in operating assets and liabilities:
Prepaid expenses	(9,864)	(34,470)
Tax loss receivable	306,803	—
Other receivables	(3,600)	—
Accounts payable	(6,452)	(26,074)
Accounts payable - related party	(1,152)	(35,094)
Accrued expenses	(80,530)	(9,826)
Accrued expenses - related party	—	25,000
Net cash used in operating activities	(160,079)	(11,826)

Cash flows from investing activities:
Proceeds from sale of distribution rights	—	150,000
Purchases of fixed assets	—	(8,392)
Net cash provided by investing activities	—	141,608

Cash flows used in financing activity:
Repayment of note payable	—	(40,900)

(Decrease) increase in cash and cash equivalents	(160,079)	88,882
Cash and cash equivalents - beginning of period	2,008,909	680,381

Cash and cash equivalents - end of period	$1,848,830	$769,263

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$24,000

Noncash operating activity:

Issuance of common stock as payment of amounts due to related party	$—	$15,750

Noncash financing activity:

Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$—	$236,900

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization, Description of Business and Basis of Presentation

Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”) is a Nevada corporation headquartered in Spring Lake, New Jersey. The Company ceased selling all products during the fiscal year ended October 31, 2004 and has not had any significant recurring revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, make and sell certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 11 to 14 months from the date of this report to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

Basis of Presentation

The financial statements included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim period to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of October 31, 2007 and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”).

Management believes the funds currently available to the Company will be sufficient to support planned operations through April 1, 2009. However, management believes that the Company will likely require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

2.	Related Party Transactions

Consulting Services Agreement with Century Capital

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2007, the Consulting Services Agreement, as amended and restated, between the Company and Century Capital terminated and Messers. LaVance and Gifford became employees of the Company. Mr. LaVance continues to serve as the Company’s President and Chief Executive Officer and Mr. Gifford continues to serve as the Company’s Executive Vice President, Chief Financial Officer and Secretary. The Company has entered into an executive employment agreement with each of Messers. LaVance and Gifford effective January 1, 2008 (see Note 10).

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

During the three months ended January 31, 2008 and 2007, the Company was billed $18,096 and $7,500, respectively, pursuant to the terms of the Sublease Agreement and the Shared Services Agreement. As of January 31, 2008, all amounts due to Century Capital from the Company related to the Shared Services Agreement and Sublease Agreement had been paid.

3.	License and Development Agreements

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

The Company agreed to make an initial payment to the Licensor of $264,300 which was subsequently reduced to $262,957 pursuant to an amendment to the License Agreement dated June 29, 2007 (see Note 4). The Company has paid a total of $120,900 ($40,900 on November 16, 2006 and $80,000 on October 31, 2007) and is required to pay $142,057 on or before November 1, 2008.

The Company also is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, the Company is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS and is obligated to make milestone payments to the Licensor as follows: (1) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (2) first submission of the HCMS for regulatory approval in any country - $100,000; and (3) first notice of regulatory approval to market the HCMS in any country - $150,000. As of January 31, 2008, none of the milestones had been met and no payments were due to the Licensor.

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

During the three months ended January 31, 2008, the Company submitted to the Foundation for reimbursement $72,424 of expenses related to the software and hardware development of the HCMS, which was recorded by the Company as a reduction to research and development expenses. Of this amount, $15,341 has been received by the Company and $57,083 is included in other receivables as of January 31, 2008.

Catheter Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS and a cash payment of $187,500 to be made in connection with the NYSTAR Contract funding discussed above. The cash payment of $187,500 will be paid in installments over the next 4 to 10 months in amounts that will be based on Ethox’s funding requirements as specified in the NYSTAR Contract. On September 12, 2007, Scivanta paid $46,875 to Ethox as partial payment of the NYSTAR Contract funding requirement. This amount was recorded as a prepaid expense by the Company and is being expensed as research and development occurs pursuant to the NYSTAR Contract. During the three months ended January 31, 2008, the Company recorded $24,141 of research and development expense related to the NYSTAR Contract payment. As of January 31, 2008, the balance of the prepaid expense related to the NYSTAR Contract payment was $4,924.

The development agreement has a two year term which may be extended up to six additional months. The services to be provided by Ethox include: (1) the management of project costs and project schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the United States Food and Drug Administration and the European Medicines Agency. Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design. During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system. The development agreement also contains standard provisions regarding indemnification and termination.

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

As noted above, during the three months ended January 31, 2008, the Company recorded $24,141 of research and development expense related to this development agreement. The Company did not record any research and development expense related to this development agreement during the fiscal year ended October 31, 2007.

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

The Company recorded $29,148 of research and development expense related to this development agreement during the three months ended January 31, 2008. The Company did not record any research and development expense related to this development agreement during the fiscal year ended October 31, 2007.

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

The Company recorded $43,276 of research and development expense related to this development agreement during the three months ended January 31, 2008. The Company did not record any research and development expense related to this development agreement during the fiscal year ended October 31, 2007.

4.	Note Payable

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 3 - HCMS License Agreement), the Company is required to make a payment to the Licensor of $262,957. The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007 and is required to pay $142,057 on or before November 1, 2008. This payment obligation is non-interest bearing.

The Company recorded a note payable of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%. The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400). During the three months ended January 31, 2008 and 2007, the Company recognized $2,675 and $4,175, respectively, of interest expense related to the note payable.

5.	Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”). The gross proceeds received in connection with this private placement were $250,000, which are being used for working capital purposes, including the development of the HCMS. The February 2007 Debentures have a 3 year term, maturing on January 31, 2010, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

Up to 50% of the aggregate principal amount of the February 2007 Debentures are convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share. The remaining 50% of the aggregate principal amount of the February 2007 Debentures are convertible at the option of the holders at any time after February 1, 2008 at a conversion price of $0.30 per share. The fair value of the Company’s common stock as of February 1, 2007 was $0.20 per share. An aggregate amount of 1,041,667 shares of common stock can be issued pursuant to the February 2007 Debentures. The February 2007 Debentures contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures. The Company has determined that the value attributable to the demand registration rights is de minimis.

For the three months ended January 31, 2008, the Company recorded a total of $5,000 of interest expense related to the February 2007 Debentures. This amount is accrued as of January 31, 2008.

6.	Stock-Based Compensation

In accordance with the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), the Company recorded stock-based compensation expense as follows:

	Three Months Ended January 31,
	2008	2007
Research and development	$2,294	$—
General and administrative	42,008	15,761
Total	$44,302	$15,761

Stock-based compensation expense for non-employees during the three months ended January 31, 2008 and 2007 amounted to $2,294 and $14,968, respectively. Refer to Note 5 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2007 for information on the valuation and accounting for the grant of stock options and the issuance of warrants. Also, see Note 9 for information regarding the valuation of options and warrants issued during the three months ended January 31, 2008.

During the three months ended January 31, 2008, the Company granted 250,000 options to its employees (estimated fair value of $17,498 at the date of grant) and granted 81,000 options to its directors (estimated fair value of $5,670). In addition, during the three months ended January 31, 2008, the Company issued warrants to purchase 160,000 shares of common stock of the Company (estimated fair value of $11,471 at the date of issuance) to consultants (see Note 9).

During the three months ended January 31, 2007, the Company granted no options to its employees and issued a warrant to purchase 125,000 shares of common stock of the Company (estimated fair value of $27,496 at the date of issuance) to a consultant (see Note 9).

7.	Net Loss Per Common Share

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

For the three months ended January 31, 2008, diluted net loss per share did not include the effect of 1,801,000 shares of common stock issuable upon the exercise of outstanding options, 1,976,682 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three months ended January 31, 2007, diluted net loss per share did not include the effect of 370,000 shares of common stock issuable upon the exercise of outstanding options, 1,624,998 shares of common stock issuable upon the exercise of outstanding warrants and 2,250,000 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

8.	Income Taxes

On November 1, 2007, the Company adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” and requires additional financial statement disclosure. FIN 48 requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. Adoption of FIN 48 had no net impact on the Company’s results of operations and financial position.

The Company has approximately $13,420,076 and $8,556,584 in federal and state net operating loss carryovers, respectively, which were generated through October 31, 2007 and are available to offset future taxable income in fiscal years 2008 through 2026. The net operating losses for federal income tax purposes begin to expire in 2022 and for state income tax purposes begin to expire in 2010. The valuation allowance increased $370,040 during the three months ended January 31, 2008, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of January 31, 2008 and October 31, 2007 are as follows:

	January 31, 2008	October 31, 2007

Net operating loss	$5,270,018	$4,913,691
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,386	59,364
License and patent costs	86,500	87,872
Stock based compensation	75,580	60,517
Other	5,076	5,076
Total gross deferred tax assets	5,574,443	5,204,403
Valuation allowance	(5,574,443)	(5,204,403)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

9.	Stockholders’ Equity

Stock Option Plans

The Company currently has two option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000. As of January 31, 2008, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. As of January 31, 2008, options to purchase 331,000 shares of the Company’s common stock were outstanding and up to 2,669,000 additional shares of the Company’s common stock could be awarded under the 2007 Equity Incentive Plan.

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

Options Granted to Directors

Richard E. Otto – Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 27,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto. The option was granted as partial consideration for Mr. Otto’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as the chairman of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 6,750 shares vest on March 31, 2008; 6,750 shares vest on June 30, 2008; 6,750 shares vest on September 30, 2008; and 6,750 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The fair value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a fair value of approximately $1,890 at the date of grant.

Lawrence M. Levy – Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 25,000 shares of common stock under the 2007 Equity Incentive Plan to Lawrence M. Levy. The option was granted as partial consideration for Mr. Levy’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 6,250 shares vest on March 31, 2008; 6,250 shares vest on June 30, 2008; 6,250 shares vest on September 30, 2008; and 6,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The fair value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a fair value of approximately $1,750 at the date of issuance.

Anthony Giordano, III – Option Dated January 1, 2008. On January 1, 2008, the Company issued a non-qualified stock option to purchase 29,000 shares under the 2007 Equity Incentive Plan to Anthony Giordano, III. The option was granted as partial consideration for Mr. Giordano’s continuing service in 2008 as a member of the Company’s board of directors, as the chairman of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 7,250 shares vest on March 31, 2008; 7,250 shares vest on June 30, 2008; 7,250 shares vest on September 30, 2008; and 7,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The fair value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a fair value of approximately $2,030 at the date of issuance.

Summary of Stock Options

Option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the three months ended January 31, 2008 were as follows:

	Option Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,470,000	$0.02, 0.08 & 0.20	$0.17	$13,200
Granted during the period	331,000	$0.14	$0.14
Exercised during the period	—	—	—
Terminated during the period	—	—	—
Outstanding at January 31, 2008	1,801,000	$0.02, 0.08, 0.14 & 0.20	$0.16	$9,500
Exercisable at January 31, 2008	764,333	$0.02, 0.08 & 0.20	$0.14	$9,000
Exercisable at October 31, 2007	622,000	$0.02, 0.08 & 0.20	$0.13	$11,700

Information with respect to outstanding options and options exercisable as of January 31, 2008 that were granted to employees and directors is as follows:

Exercise Price	Number of Shares Available Under Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Options	Weighted Average Exercise Price Per Common Share

$0.02	35,000	6.9	$0.02	35,000	$0.02
$0.08	335,000	6.6	$0.08	310,000	$0.08
$0.14	331,000	8.7	$0.14	—	—
$0.20	1,100,000	9.0	$0.20	419,333	$0.20
	1,801,000	8.4	$0.16	764,333	$0.14

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of January 31, 2008 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	848,000	$0.19
Granted during the period	331,000	$0.14
Vested during the period	(142,333)	$0.18
Terminated during the period	—	—
Nonvested at January 31, 2008	1,036,667	$0.18

As of January 31, 2008, there was $155,664 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 25 months.

Warrants to Purchase Common Stock

Harvey Sacks, MD - Warrant I Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 70,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 14,000 shares vested on January 31, 2008; 14,000 shares vest on April 30, 2008; 14,000 shares vest on July 31, 2008; 14,000 shares vest on October 31, 2008; and 14,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The fair value of the warrant was estimated on January 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 2.82%; volatility of 59.72%; and an expected life of 4.75 years. The warrant had a fair value of approximately $3,160 at January 31, 2008.

Harvey Sacks, MD - Warrant II Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The fair value of the warrant was estimated on January 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 2.82%; volatility of 59.72%; and an expected life of 4.75 years. The warrant had a fair value of approximately $1,354 at January 31, 2008.

Andrew D. Shaw, MD - Warrant Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Andrew D. Shaw, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The fair value of the warrant was estimated on January 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 2.82%; volatility of 59.72%; and an expected life of 4.75 years. The warrant had a fair value of approximately $1,354 at January 31, 2008.

Paul Sierzenski, MD - Warrant Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Paul Sierzenski, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The fair value of the warrant was estimated on January 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 2.82%; volatility of 59.72%; and an expected life of 4.75 years. The warrant had a fair value of approximately $1,354 at January 31, 2008.

Summary of Warrants

Stock warrant transactions during the three months ended January 31, 2008 were as follows:

	Warrant Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,847,932	$0.03 - 0.26	$0.17	$48,662
Issued during the period	160,000	$0.13	$0.13
Exercised during the period	—	—	—
Terminated during the period	(31,250)	$0.25	$0.25
Outstanding at January 31, 2008	1,976,682	$0.03 - 0.26	$0.16	$41,996
Exercisable at January 31, 2008	1,668,682	$0.03 - 0.26	$0.16	$41,996
Exercisable at October 31, 2007	1,555,932	$0.03 - 0.26	$0.16	$48,662

Information with respect to outstanding warrants and warrants exercisable at January 31, 2008 is as follows:

Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share

$0.03 - 0.04	666,600	3.3	$0.04	666,600	$0.04
$0.13	160,000	4.8	$0.13	32,000	$0.13
$0.20 - 0.26	1,150,082	2.4	$0.24	970,082	$0.24
	1,976,682	2.9	$0.16	1,668,682	$0.16

A summary of the nonvested shares subject to warrants as of January 31, 2008 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	292,000	$0.24
Issued during the period	160,000	$0.13
Vested during the period	(112,750)	$0.20
Terminated during the period	(31,250)	$0.25
Nonvested at January 31, 2008	308,000	$0.19

As of January 31, 2008, there was $58,640 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants. That cost is expected to be recognized over a weighted average period of 28 months.

10.	Commitments and Contingencies

Executive Employment Agreements

On January 1, 2008, the Company entered into an executive employment agreement with each of David R. LaVance, the Company’s President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”). The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2010, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements. Both Messers. LaVance and Gifford shall be paid an annual base salary of $275,000, which may be increased by the compensation committee of the Company’s board of directors. In addition, both Messers. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

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

The critical accounting estimates that the Company believes affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis or Plan of Operation and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2007. There have been no material changes to the critical accounting policies.

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal year ended October 31, 2004, and currently does not have any recurring revenue. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 11 to 14 months from the date of this report to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

Research and Development. For the three months ended January 31, 2008, research and development expenses, on a net basis, were $33,215, which consisted of gross research and development expenses of $105,639 offset by $72,424 of research and development expenses reimbursed by the Foundation. For the three months ended January 31, 2007, research and development expenses were $236,900. The $203,685, or 86%, decrease in research and development expenses for the three months ended January 31, 2008 was primarily due to a $236,900 reduction in license costs related to the HCMS offset by a $33,215 net increase in software and hardware development costs for the HCMS.

Research and development expenses are expected to significantly increase in the fiscal year ending October 31, 2008 as the Company continues the development of the HCMS.

General and Administrative. For the three months ended January 31, 2008, general and administrative expenses were $392,999, as compared to $394,426 for the three months ended January 31, 2007, representing a less than 1% decrease in general and administrative expenses for the three months ended January 31, 2008.

General and administrative expenses overall may increase in the fiscal year ending October 31, 2008 as the Company continues to build the administrative infrastructure necessary to support the development and marketing of the HCMS.

Other Income (Expenses). During the three months ended January 31, 2007, the Company recorded $450,000 of other income related to the settlement of the litigation with Syntho Pharmaceuticals, Inc. and its principal owner, Muhammed Malik (collectively, the “Syntho Group”).

During the three months ended January 31, 2008 and 2007, the Company incurred interest expense of $7,675 and $10,224, respectively. The $2,549, or 25%, decrease in interest expense for the three months ended January 31, 2008 was due to a decrease in interest expense associated with convertible debentures that matured and were either repaid or converted in May 2007, offset by an increase in interest expense associated with the February 2007 Debentures.

Interest income for three months ended January 31, 2008 and 2007 was $20,868 and $3,058, respectively. The $17,810 increase in interest income for the three months ended January 31, 2008 was primarily due to an increase in short-term investments.

Net Loss. For the three months ended January 31, 2008, the Company had a net loss of $413,021 or $0.02 per share (basic and diluted), as compared to a net loss of $188,492 or $0.01 per share (basic and diluted) for the three months ended January 31, 2007. The increase in the net loss was primarily attributable to a $450,000 decrease in other income related to the settlement of the litigation with the Syntho Group offset by a $203,685 decrease in research and development expenses primarily attributable to license costs for the HCMS.

Liquidity and Capital Resources

As of January 31, 2008, the Company had working capital of $1,773,927. As of January 31, 2008, cash on hand was $1,848,830, a decrease of $160,079 from October 31, 2007. The decrease in cash on hand was primarily due to a $9,864 increase in prepaid expenses and other, a $7,604 decrease in accounts payable and related party accounts payable and a $80,530 decrease in accrued expenses. These decreases in cash were offset by the receipt of $306,803 of net proceeds related to the sale state tax losses, as discussed below.

During the past several years, the Company has generally sustained recurring losses and negative cash flows from operations. The Company currently does not generate any revenue from operations. The Company’s operations most recently have been funded through a combination of the sale of its convertible debentures and common stock, proceeds received from the settlement of litigation and the sale of its State of New Jersey tax losses.

On December 19, 2007, the Company received $306,803 of net proceeds related to the sale of a portion of its unused net operating loss carryovers for the State of New Jersey to a third party through the New Jersey Economic Development Authority (the “NJEDA”) Technology Business Tax Certificate Transfer Program. The Company will use these proceeds to continue the development of the HCMS and for working capital purposes.

As of February 29, 2008, the Company’s cash position was approximately $1,650,000. The Company estimates that the cash on hand is sufficient in order to continue its operations and to continue the development of the HCMS, on a reduced basis, through April 1, 2009.

The Company believes that additional capital will be required in order to complete the development of the HCMS, to acquire and develop additional products and technologies and to otherwise implement its strategy for business development. The Company currently does not have any lending relationships with commercial banks and does not anticipate establishing such relationships in the foreseeable future due to its limited operations and assets. Management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities. There can be no assurance as to the availability or terms upon which such capital might be available. In addition, the Company will apply in 2008 to the NJEDA to participate in the NJEDA Technology Business Tax Certificate Transfer Program, to the extent that the Company has New Jersey tax losses and credits that can be sold. There can be no assurance that the Company will be approved by the NJEDA in 2008 to participate in the NJEDA Technology Business Tax Certificate Transfer Program or that the State of New Jersey will continue the program.

Expenditures under the Company’s development agreements with Ethox, ASG and Sparton are at the Company’s discretion. The Company estimates that it could potentially spend between $1,000,000 and $1,400,000 related to these agreements over the next 12 months. In addition, the Company estimates that approximately $811,000 remains available to it under the NYSTAR Contract and could be reimbursed to it by the Foundation. In addition, the Company could be obligated to make the three milestone payments pursuant to the License Agreement ($325,000 in aggregate) during the next 12 months provided that it is successful in maintaining the current development schedule for the HCMS.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Warrants Issued to Consultants

Harvey Sacks, MD - Warrant I Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 70,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 14,000 shares vested on January 31, 2008; 14,000 shares vest on April 30, 2008; 14,000 shares vest on July 31, 2008; 14,000 shares vest on October 31, 2008; and 14,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Dr. Sacks of the warrant to purchase 70,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Harvey Sacks, MD - Warrant II Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vest on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Dr. Sacks of the warrant to purchase 30,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Andrew D. Shaw, MD - Warrant Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Andrew D. Shaw, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Dr. Shaw of the warrant to purchase 30,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Paul Sierzenski, MD - Warrant Dated November 1, 2007. On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Paul Sierzenski, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vest on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Dr. Sierzenski of the warrant to purchase 30,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

In connection with the issuance to each of Messers. LaVance and Gifford of the options to purchase an aggregate of 200,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

In connection with the issuance to Mr. Jones of the option to purchase 50,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Options Granted to Directors

Richard E. Otto – Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 27,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto. The option was granted as partial consideration for Mr. Otto’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as the chairman of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 6,750 shares vest on March 31, 2008; 6,750 shares vest on June 30, 2008; 6,750 shares vest on September 30, 2008; and 6,750 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Mr. Otto of the option to purchase 27,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Lawrence M. Levy – Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 25,000 shares of common stock under the 2007 Equity Incentive Plan to Lawrence M. Levy. The option was granted as partial consideration for Mr. Levy’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 6,250 shares vest on March 31, 2008; 6,250 shares vest on June 30, 2008; 6,250 shares vest on September 30, 2008; and 6,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Mr. Levy of the option to purchase 25,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Anthony Giordano, III – Option Dated January 1, 2008. On January 1, 2008, the Company issued a non-qualified stock option to purchase 29,000 shares under the 2007 Equity Incentive Plan to Anthony Giordano, III. The option was granted as partial consideration for Mr. Giordano’s continuing service in 2008 as a member of the Company’s board of directors, as the chairman of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest as follows: 7,250 shares vest on March 31, 2008; 7,250 shares vest on June 30, 2008; 7,250 shares vest on September 30, 2008; and 7,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Mr. Giordano of the option to purchase 29,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

DATE:	SCIVANTA MEDICAL CORPORATION

March 13, 2008	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 13, 2008	By:	/s/ Thomas S. Gifford
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

10.7
Technology License Agreement between The Research Foundation of State University of New York for and on behalf of University of Buffalo and the Registrant dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.8
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.9
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

10.11
Warrant to purchase 105,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Lawrence M. Levy (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.12
Warrant to purchase 109,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Anthony Giordano, III (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.13
The Registrant’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (Incorporated by reference to Appendix to the Registrant’s definitive proxy statement, filed with the SEC on April 27, 2007).

Exhibit No.	Description of Exhibit

10.14
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

10.15
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

10.16
Software Engineering Agreement, dated July 2, 2007, between the Registrant and Applied Sciences Group, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.17
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

10.18
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.19
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.20
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 27,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit No.	Description of Exhibit

10.21
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.22
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 29,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.23
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.24
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