Form 10QSB
period 2008-04-30
SCIVANTA MEDICAL CORP
filed 2008-06-13
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of June 1, 2008, there were 25,850,444 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SCIVANTA MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Scivanta Medical Corporation
Balance Sheets

	April 30, 2008 (Unaudited)	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,466,432	$2,008,909
Prepaid expenses	67,131	54,984
Tax loss receivable	--	306,803
Other receivables	133,835	53,483
Deposit	6,421	60,000

Total current assets	1,673,819	2,484,179

Other	5,088	6,608

Total assets	$1,678,907	$2,490,787

Liabilities
Current liabilities:
Accounts payable	$101,795	$85,961
Accounts payable - related party	1,125	2,423
Accrued expenses	25,314	122,552
Note payable, current portion	136,707	--

Total current liabilities	264,941	210,936

Long-term liabilities:
Note payable, net of current portion	--	131,357
Convertible debentures	250,000	250,000

Total long-term liabilities	250,000	381,357

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 25,850,444 and 25,750,444 shares issued and outstanding, respectively	25,850	25,750
Additional paid-in capital	20,595,236	20,528,807
Accumulated deficit	(19,457,120)	(18,656,063)

Total stockholders' equity	1,163,966	1,898,494

Total liabilities and stockholders' equity	$1,678,907	$2,490,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Net sales	$--	$--	$--	$--
Cost of sales	--	--	--	--
Gross profit	--	--	--	--

Operating expenses:
Research and development, net	65,107	9,171	98,322	246,071
General and administrative	326,723	456,985	719,722	851,411

Loss from operations	(391,830)	(466,156)	(818,044)	(1,097,482)

Proceeds from settlement of litigation	--	2,650,000	--	3,100,000
Interest income	11,469	13,173	32,337	16,231
Interest expense	(7,675)	(14,906)	(15,350)	(25,130)

Net (loss) income	$(388,036)	$2,182,111	$(801,057)	$1,993,619

Net (loss) income per common share:
Basic	$(0.02)	$0.09	$(0.03)	$0.09
Diluted	$(0.02)	$0.08	$(0.03)	$0.08

Weighted average number of common shares outstanding:
Basic	25,783,777	23,024,693	25,766,928	22,323,746
Diluted	25,783,777	26,520,070	25,766,928	24,576,315

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(801,057)	$1,993,619
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	1,520	1,054
Stock based compensation expense	66,529	88,371
License expense	--	236,900
Interest imputed on note payable	5,350	8,350
Changes in operating assets and liabilities:
Prepaid expenses	(12,147)	(27,137)
Tax loss receivable	306,803	--
Other receivables	(80,352)	--
Deposit	53,579	--
Accounts payable	15,834	(97,066)
Accounts payable - related party	(1,298)	(214,582)
Accrued expenses	(97,238)	(71,350)
Accrued expenses - related party	--	(75,000)
Net cash (used in) provided by operating activities	(542,477)	1,843,159

Cash flows from investing activities:
Proceeds from sale of distribution rights	--	150,000
Purchases of fixed assets	--	(8,392)
Net cash provided by investing activities	--	141,608

Cash flows used in financing activities:
Repayment of note payable	--	(40,900)
Proceeds from exercise of warrants	--	25,670
Proceeds from issuance of convertible debentures	--	250,000
Net cash provided by financing activities	--	234,770

(Decrease) increase in cash and cash equivalents	(542,477)	2,219,537
Cash and cash equivalents - beginning of period	2,008,909	680,381
Cash and cash equivalents - end of period	$1,466,432	$2,899,918
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$20,000	$24,000
Cash paid during the period for income taxes	$1,820	$530

Noncash operating activities:
Issuance of common stock as payment of accounts payable	$--	$10,000
Issuance of common stock as payment of amounts due to related party	$--	$265,750
Issuance of common stock as payment of consulting services	$3,500	$--

Noncash financing activity:
Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$--	$236,900

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

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 8 to 11 months from the date of this report to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

Basis of Presentation

The financial statements included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting of those of a normal recurring nature), which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods to which this report relates. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”).

Management believes the funds currently available to the Company will be sufficient to support planned operations through July 1, 2009. However, management believes that the Company will likely require additional capital to complete the development of the HCMS and to be able to acquire additional products and technologies.

2.	Related Party Transactions

Consulting Services Agreement with Century Capital

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer (Treasurer) and Secretary are Principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2007, the Consulting Services Agreement, as amended and restated, between the Company and Century Capital was terminated and Messers. LaVance and Gifford became employees of the Company. Mr. LaVance continues to serve as the Company’s President and Chief Executive Officer and Mr. Gifford continues to serve as the Company’s Executive Vice President, Chief Financial Officer and Secretary. Effective January 1, 2008, the Company entered into an executive employment agreement with each of Messers. LaVance and Gifford (see Note 10).

For the three and six months ended April 30, 2007, the Company was billed $0 and $150,000, respectively, for consulting services rendered by Century Capital and the Company recorded $0 and $25,000, respectively, of consulting expense related to the annual bonus due to Century Capital for the one year period commencing February 1, 2006 and ending January 31, 2007. The Company also reimbursed Century Capital for expenses incurred in conjunction with performing the consulting services. As of April 30, 2008, the Company owed Century Capital $1,125 for expenses, which amount is included in accounts payable - related party and was paid by the Company subsequent to the quarter ended April 30, 2008.

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

During the three and six months ended April 30, 2008, the Company was billed $16,900 and $34,996, respectively, pursuant to the terms of the Sublease Agreement. As of April 30, 2008, all amounts due to Century Capital from the Company related to the Sublease Agreement had been paid.

During the three and six months ended April 30, 2007, the Company was billed $16,102 and $23,602, respectively, pursuant to the terms of the Sublease Agreement and the Shared Services Agreement.

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

The Company also is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, the Company is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS and is obligated to make milestone payments to the Licensor as follows: (1) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (2) first submission of the HCMS for regulatory approval in any country - $100,000; and (3) first notice of regulatory approval to market the HCMS in any country - $150,000. As of April 30, 2008, none of the milestones had been met and no payments were due to the Licensor.

On June 27, 2007, the Company and the Foundation entered into a subcontractor agreement. Pursuant to this agreement, the Foundation contracted the Company to develop the software and hardware components of the HCMS outlined in the technology incentive program contract awarded by the New York State Office of Science Technology and Academic Research (“NYSTAR”) to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”). The initial term of the NYSTAR Contract was for a 2 year period ending November 30, 2007, which was extended by NYSTAR for an additional 1 year period ending November 30, 2008.

On June 29, 2007, the Company amended the License Agreement to allow the Licensor to enter into a non-exclusive manufacturing license agreement with Ethox, entered into on June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the HCMS for Scivanta.

As a result of the subcontractor agreement, the amended License Agreement and the non-exclusive manufacturing license agreement between the Licensor and Ethox, the development of the HCMS will be partially funded through the NYSTAR Contract. Pursuant to the terms of the NYSTAR Contract, up to $937,500 of funding is available for the development of the HCMS with the State of New York providing $750,000 of the funding and Ethox providing $187,500 of the funding. Ethox is also required to provide $562,500 of in-kind contributions (primarily contributed services). Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007 (see Catheter Development Agreement), Scivanta will provide Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox will provide the $562,500 of in-kind contributions (primarily contributed services). The funding received from the NYSTAR Contract will partially support the development of: the catheter component of the HCMS by Ethox (see Catheter Development Agreement); the software component of the HCMS by Applied Sciences Group, Inc. (“ASG”) (see Software Development Agreement); and the hardware component of the HCMS by Sparton Medical Systems (“Sparton”) (see Hardware Development Agreement). Under the terms of the subcontractor agreement between the Foundation and the Company, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, will reimburse the Company up to $899,500 of allowable expenditures incurred by the Company in connection with the development of the software and hardware components of the HCMS.

During the three and six months ended April 30, 2008, the Company submitted to the Foundation for reimbursement $171,790 and $244,214, respectively, of expenses related to the software and hardware development of the HCMS, which were recorded by the Company as a reduction to research and development expenses. As of April 30, 2008, the Company recorded $133,835 as other receivables related to the expenses submitted to the Foundation, which amount was received by the Company subsequent to April 30, 2008.

Catheter Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS and a cash payment of $187,500 to be made in connection with the NYSTAR Contract funding discussed above. On each of September 12, 2007 and February 13, 2008, the Company paid $46,875 to Ethox as partial payment of the NYSTAR Contract funding requirement. The cumulative amount of $93,750 was recorded as a prepaid expense by the Company and is being expensed as research and development occurs pursuant to the NYSTAR Contract. During the three and six months ended April 30, 2008, the Company recorded $17,366 and $41,507, respectively, of research and development expense related to the NYSTAR Contract payment. As of April 30, 2008, the balance of the prepaid expense related to the NYSTAR Contract payment was $34,433. The Company expects to pay the remaining $93,750 NYSTAR funding requirement within the next 2 to 6 months, based on Ethox’s funding requirements as specified in the NYSTAR Contract.

The development agreement has a two-year term which may be extended up to six additional months. The services to be provided by Ethox include: (1) the management of project costs and project schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the United States Food and Drug Administration and the European Medicines Agency. Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design. During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system. The development agreement also contains standard provisions regarding indemnification and termination.

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

The Company did not record any research and development expense related to this development agreement during the three and six months ended April 30, 2007.

Software Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG. Pursuant to the terms of the development agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS. The fees to be charged by ASG related to the development agreement could range between $335,000 and $400,000. Scivanta can terminate the development agreement at any time upon written notification.

For the three and six months ended April 30, 2008, the Company recorded $62,242 and $91,390, respectively, of research and development expense related to this development agreement. The Company did not record any research and development expense related to this development agreement during the three and six months ended April 30, 2007.

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

On September 6, 2007, pursuant to the development agreement, Scivanta made a deposit of $60,000. This amount is being applied to the payment of material costs and fees owed by Scivanta under the development agreement. During the six months ended April 30, 2008, $53,579 of the deposit was utilized to pay for material costs and fees owed by Scivanta. As of April 30, 2008, the balance of the deposit was $6,421. Scivanta is also required to pre-pay for any material with a cost in excess of $5,000. It is estimated that up to $1,650,000 could be billed by Sparton for services and materials provided under the development agreement.

During the three and six months ended April 30, 2008, the Company recorded $109,548 and $152,824, respectively, of research and development expense related to this development agreement. The Company did not record any research and development expense related to this development agreement during the three and six months ended April 30, 2007.

4.	Note Payable

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 3 - HCMS License Agreement), the Company is required to make a payment to the Licensor of $262,957. The Company paid $40,900 on November 16, 2006, $80,000 on October 31, 2007 and is required to pay $142,057 on or before November 1, 2008. This payment obligation is non-interest bearing.

The Company recorded a note payable of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%. The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400). During the three and six months ended April 30, 2008, the Company recognized $2,675 and $5,350, respectively, of interest expense related to the note payable. During the three and six months ended April 30, 2007, the Company recognized $4,175 and $8,350, respectively, of interest expense related to the note payable.

5.	Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”). The gross proceeds received in connection with this private placement were $250,000, which are being used for working capital purposes, including the development of the HCMS. The February 2007 Debentures have a 3- year term, maturing on January 31, 2010, and bear interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

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

For the three and six months ended April 30, 2008, the Company recorded a total of $5,000 and $10,000, respectively, of interest expense related to the February 2007 Debentures. On February 12, 2008, the Company paid $20,000 in interest to the holders of the February 2007 Debentures. As of April 30, 2008, $5,000 of interest due on the February 2007 Debentures was accrued. For the three and six months ended April 30, 2007, the Company recorded a total of $4,877 of interest expense related to the February 2007 Debentures.

6.	Stock-Based Compensation

In accordance with the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), the Company recorded stock-based compensation expense as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
Research and development	$1,147	$--	$3,441	$--
General and administrative	21,080	72,610	63,088	88,371
Total	$22,227	$72,610	$66,529	$88,371

Stock-based compensation expense for non-employees during the three and six months ended April 30, 2008 amounted to $4,647 and $6,941, respectively. Stock-based compensation expense for non-employees during the three and six months ended April 30, 2007 amounted to $32,103 and $47,070, respectively (see Note 9 for information regarding the valuation of options and warrants issued during the six months ended April 30, 2008).

During the three months ended April 30, 2008, the Company did not grant any options to employees. During the six months ended April 30, 2008, the Company granted 250,000 options to its employees (estimated value of $17,498 at the date of grant) and granted 81,000 options to its directors (estimated value of $5,670 at the date of grant). During the three months ended April 30, 2008, the Company issued warrants to purchase 275,000 shares of common stock of the Company to consultants. During the six months ended April 30, 2008, the Company issued warrants to purchase 435,000 shares of common stock of the Company to consultants (see Note 9).

During the three and six months ended April 30, 2007, the Company granted 1,100,000 options to its employees (estimated value of $211,647 at the date of issuance). In addition, during the three and six months ended April 30, 2007, the Company issued warrants to purchase 523,000 shares of common stock of the Company (estimated value of $110,053 at the date of issuance) and 648,000 shares of common stock of the Company (estimated value of $137,549 at the date of issuance), respectively, to the Company’s directors, other than Messers. LaVance and Gifford, to a former director of the Company and to a consultant (see Note 9).

7.	Net (Loss) Income Per Common Share

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

For the three and six months ended April 30, 2008, diluted net loss per share did not include the effect of 1,801,000 shares of common stock issuable upon the exercise of outstanding options, 2,251,682 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

The Company has approximately $13,432,000 and $8,557,000 in federal and state net operating loss carryovers, respectively, which were generated through October 31, 2007 and are available to offset future taxable income in fiscal years 2008 through 2026. The net operating losses for federal income tax purposes begin to expire in 2022 and for state income tax purposes begin to expire in 2010. The valuation allowance increased $500,975 during the six months ended April 30, 2008, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of April 30, 2008 and October 31, 2007 are as follows:

	April 30, 2008	October 31, 2007

Net operating loss	$5,394,692	$4,913,691
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,432	59,364
License and patent costs	85,158	87,872
Stock based compensation	83,137	60,517
Other	5,076	5,076
Total gross deferred tax assets	5,705,378	5,204,403
Valuation allowance	(5,705,378)	(5,204,403)
Net deferred tax assets	$--	$--

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

9.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000. As of April 30, 2008, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. As of April 30, 2008, options to purchase 331,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 2,669,000 additional shares of the Company’s common stock could be awarded under the 2007 Equity Incentive Plan.

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

The value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. Each option had a value of approximately $6,999 at the date of grant.

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

The value of the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a value of approximately $3,500 at the date of grant.

Options Granted to Directors

Richard E. Otto - Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 27,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto. The option was granted as partial consideration for Mr. Otto’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as the chairman of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest or vested as follows: 6,750 shares vested on March 31, 2008; 6,750 shares vest on June 30, 2008; 6,750 shares vest on September 30, 2008; and 6,750 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a value of approximately $1,890 at the date of grant.

Lawrence M. Levy - Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 25,000 shares of common stock under the 2007 Equity Incentive Plan to Lawrence M. Levy. The option was granted as partial consideration for Mr. Levy’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest or vested as follows: 6,250 shares vested on March 31, 2008; 6,250 shares vest on June 30, 2008; 6,250 shares vest on September 30, 2008; and 6,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a value of approximately $1,750 at the date of issuance.

Anthony Giordano, III - Option Dated January 1, 2008. On January 1, 2008, the Company issued a non-qualified stock option to purchase 29,000 shares under the 2007 Equity Incentive Plan to Anthony Giordano, III. The option was granted as partial consideration for Mr. Giordano’s continuing service in 2008 as a member of the Company’s board of directors, as the chairman of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest or vested as follows: 7,250 shares vested on March 31, 2008; 7,250 shares vest on June 30, 2008; 7,250 shares vest on September 30, 2008; and 7,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a value of approximately $2,030 at the date of issuance.

Summary of Stock Options

Option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the six months ended April 30, 2008 were as follows:

	Option Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,470,000	$0.02, 0.08 & 0.20	$0.17	$13,200
Granted during the period	331,000	$0.14	$0.14
Exercised during the period	--	--	--
Terminated during the period	--	--	--
Outstanding at April 30, 2008	1,801,000	$0.02, 0.08, 0.14 & 0.20	$0.16	$24,300
Exercisable at April 30, 2008	868,583	$0.02, 0.08, 0.14 & 0.20	$0.15	$22,800
Exercisable at October 31, 2007	622,000	$0.02, 0.08 & 0.20	$0.13	$11,700

Information with respect to outstanding options and options exercisable as of April 30, 2008 that were granted to employees and directors is as follows:

Exercise Price	Number of Shares Available Under Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Options	Weighted Average Exercise Price Per Common Share

$0.02	35,000	6.7	$0.02	35,000	$0.02
$0.08	335,000	6.3	$0.08	310,000	$0.08
$0.14	331,000	8.4	$0.14	20,250	$0.14
$0.20	1,100,000	8.8	$0.20	503,333	$0.20
	1,801,000	8.2	$0.16	868,583	$0.15

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of April 30, 2008 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	848,000	$0.19
Granted during the period	331,000	$0.14
Vested during the period	(246,583)	$0.18
Terminated during the period	--	--
Nonvested at April 30, 2008	932,417	$0.18

As of April 30, 2008, there was $138,084 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 23 months.

Warrants to Purchase Common Stock

Harvey Sacks, MD - Warrant I Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 70,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 14,000 shares vested on January 31, 2008; 14,000 shares vested on April 30, 2008; 14,000 shares vest on July 31, 2008; 14,000 shares vest on October 31, 2008; and 14,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on April 30, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.03%; volatility of 37.58%; and an expected life of 4.5 years.

Harvey Sacks, MD - Warrant II Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vested on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on April 30, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.03%; volatility of 37.58%; and an expected life of 4.5 years.

Andrew D. Shaw, MD - Warrant Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Andrew D. Shaw, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vested on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on April 30, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.03%; volatility of 37.58%; and an expected life of 4.5 years.

Paul Sierzenski, MD - Warrant Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Paul Sierzenski, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vested on April 30, 2008; 6,000 shares vest on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on April 30, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.03%; volatility of 37.58%; and an expected life of 4.5 years.

Catalyst Financial Resources LLC - Warrant Dated April 1, 2008

On April 1, 2008, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to Catalyst Financial Resources LLC (“Catalyst”) as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant. The warrant has a five year term and the shares of common stock underlying the warrant vest as follows: (1) 37,500 of the shares underlying the warrant are exercisable at $0.20 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.20 per share for twenty consecutive trading days; or (b) July 1, 2008; (2) 37,500 of the shares underlying the warrant are exercisable at $0.25 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.25 per share for twenty consecutive trading days; or (b) October 1, 2008; (3) 37,500 of the shares underlying the warrant are exercisable at $0.30 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.30 per share for twenty consecutive trading days; or (b) January 1, 2009; and (4) 37,500 of the shares underlying the warrant are exercisable at $0.35 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.35 per share for twenty consecutive trading days; or (b) April 1, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. As of April 30, 2008, no shares underlying the warrant had vested.

The value of the warrant was estimated on April 30, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.03%; volatility of 37.58%; and an expected life of 4.9 years.

Rivertek Medical Systems, Inc. - Warrant Dated April 28, 2008

On April 28, 2008, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to Rivertek Medical Systems, Inc. as partial consideration for its services as a product development consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest as follows: 10,417 shares vest on the twenty-eighth day of each month commencing May 28, 2008 through March 28, 2009 and the remaining 10,413 shares vest on April 28, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. As of April 30, 2008, no shares underlying the warrant had vested.

The value of the warrant was estimated on April 30, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.03%; volatility of 37.58%; and an expected life of 5 years.

Summary of Warrants

Stock warrant transactions during the six months ended April 30, 2008 were as follows:

	Warrant Shares	Exercise Price Per Common Share	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,847,932	$0.03 - 0.26	$0.17	$48,662
Issued during the period	435,000	$0.13 - 0.35	$0.18
Exercised during the period	--	--	--
Terminated during the period	(31,250)	$0.25	$0.25
Outstanding at April 30, 2008	2,251,682	$0.03 - 0.35	$0.17	$68,660
Exercisable at April 30, 2008	1,700,682	$0.03 - 0.26	$0.16	$68,660
Exercisable at October 31, 2007	1,555,932	$0.03 - 0.26	$0.16	$48,662

Information with respect to outstanding warrants and warrants exercisable at April 30, 2008 is as follows:

Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share

$0.03 - 0.04	666,600	2.8	$0.04	666,600	$0.04
$0.13	285,000	4.7	$0.13	64,000	$0.13
$0.20 - 0.35	1,300,082	2.5	$0.25	970,082	$0.24
	2,251,682	2.8	$0.17	1,700,682	$0.16

A summary of the nonvested shares subject to warrants as of April 30, 2008 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	292,000	$0.24
Issued during the period	435,000	$0.18
Vested during the period	(144,750)	$0.19
Terminated during the period	(31,250)	$0.25
Nonvested at April 30, 2008	551,000	$0.20

Common Stock Issued as Payment for Consulting Services

On April 1, 2008, Scivanta issued 100,000 shares of its common stock to Catalyst as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant. The 100,000 shares of common stock are restricted and vest or vested as follows: 25,000 shares vested on April 1, 2008; 25,000 shares vest on July 1, 2008; 25,000 shares vest on October 1, 2008; and 25,000 shares vest on January 1, 2009. Scivanta did not receive any proceeds from this issuance.

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

In addition, in the event that within 180 days of a Change of Control (as defined in the Employment Agreements and used herein) of the Company, the employment of Mr. LaVance or Mr. Gifford is terminated by the Company or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with the Company or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by the Company at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment. The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s or Mr. Gifford’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the 12 months prior to the earlier of (A) the effective date of the Change of Control and (B) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with the Company.

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

Results of Operations

Net Sales. The Company discontinued all product sales during the fiscal year ended October 31, 2004, and currently does not have any recurring revenue. On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 8 to 11 months from the date of this report to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

Research and Development. For the three months ended April 30, 2008, research and development expenses, on a net basis, were $65,107, which consisted of gross research and development expenses of $236,897 offset by $171,790 of research and development expenses reimbursed by the Foundation. For the three months ended April 30, 2007, research and development expenses were $9,171. The $55,936 increase in research and development expenses, on a net basis, for the three months ended April 30, 2008 was primarily due to a $189,157 increase in software and hardware development costs and a $38,384 increase in consulting expenses related to the development of the HCMS offset by a $171,790 increase in software and hardware development costs submitted to the Foundation for reimbursement.

For the six months ended April 30, 2008, research and development expenses, on a net basis, were $98,322, which consisted of gross research and development expenses of $342,536, offset by $244,214 of research and development expenses reimbursed by the Foundation. For the six months ended April 30, 2007, research and development expenses were $246,071. The $147,749, or 60%, decrease in research and development expenses for the six months ended April 30, 2008 was primarily due to a $236,900 reduction in license costs related to the HCMS and the reimbursement by the Foundation of $244,214 in software and hardware development costs, offset by a $285,721 increase in software and hardware development costs and a $38,394 increase in consulting expenses related to the development of the HCMS.

Research and development expenses are expected to significantly increase during the remainder of the fiscal year ending October 31, 2008 as the Company continues the development of the HCMS.

General and Administrative. For the three months ended April 30, 2008, general and administrative expenses were $326,723, as compared to $456,985 for the three months ended April 30, 2007. The $130,262, or 29%, decrease in general and administrative expenses for the three months ended April 30, 2008 was primarily due to a $42,085 decease in legal expenses related to litigation and general corporate costs, a $8,269 decrease in expenses related to the Company’s annual meeting, a $32,413 decrease in consulting expense related to investor relations and a $32,138 decrease in stock based compensation expense to employees, directors and consultants.

For the six months ended April 30, 2008, general and administrative expenses were $719,722, as compared to $851,411 for the six months ended April 30, 2007. The $131,689, or 15%, decrease in general and administrative expenses for the six months ended April 30, 2008 was primarily due to a $97,048 decrease in legal expenses and related to litigation costs, a $8,268 decrease in expenses related to the Company’s annual meeting and a $32,438 decrease in consulting expense related to investor relations. These decreases in general and administrative expenses were offset by a $7,704 increase in management compensation and benefit costs, a $17,472 increase in director fees and expenses and a $7,500 increase in rent.

General and administrative expenses overall may increase during the remainder of the fiscal year ending October 31, 2008 as the Company continues to build the administrative infrastructure necessary to support the development and marketing of the HCMS.

Other Income (Expenses). During the three and six months ended April 30, 2007, the Company recorded $2,650,000 and $3,100,000, respectively, of other income related to the settlement of the litigation with Syntho Pharmaceuticals, Inc. and its principal owner, Muhammed Malik (collectively, the “Syntho Group”).

During the three months ended April 30, 2008 and 2007, the Company incurred interest expense of $7,675 and $14,906, respectively. The $7,231, or 49%, decrease in interest expense for the three months ended April 30, 2008 was primarily due to a decrease in interest expense associated with convertible debentures that matured and were either repaid or converted in May 2007.

During the six months ended April 30, 2008 and 2007, the Company incurred interest expense of $15,350 and $25,130, respectively. The $9,780, or 39%, decrease in interest expense for the six months ended April 30, 2008 was primarily due to a decrease in interest expense associated with convertible debentures that matured and were either repaid or converted in May 2007.

Interest income for three months ended April 30, 2008 and 2007 was $11,469 and $13,173, respectively. The $1,704, or 13%, decrease in interest income for the three months ended April 30, 2008 was primarily due to a decrease in short-term investments. Interest income for six months ended April 30, 2008 and 2007 was $32,337 and $16,231, respectively. The $16,106 increase in interest income for the six months ended April 30, 2008 was primarily due to an increase in short-term investments.

Net (Loss) Income. For the three months ended April 30, 2008, the Company had a net loss of ($388,036) or ($0.02) per share (basic and diluted), as compared to net income of $2,182,111 or $0.09 per share (basic) and $0.08 per share (diluted) for the three months ended April 30, 2007. The change to a net loss was primarily attributable to a $2,650,000 decrease in other income related to the settlement of the litigation with the Syntho Group.

For the six months ended April 30, 2008, the Company had a net loss of ($801,057) or ($0.03) per share (basic and diluted), as compared to net income of $1,993,619 or $0.09 per share (basic) and $0.08 per share (diluted) for the six months ended April 30, 2007. The change to a net loss was primarily attributable to a $3,100,000 decrease in other income related to the settlement of the litigation with the Syntho Group offset by a $147,899 decrease in research and development expenses, on a net basis, and a $131,689 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of April 30, 2008, the Company had working capital of $1,408,878 and cash on hand of $1,466,432. The $542,477 decrease in cash on hand from October 31, 2007 was primarily due to the Company’s continuing operating expenses offset by the receipt of $306,803 of net proceeds related to the sale state tax losses, as discussed below.

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

As of June 1, 2008, the Company’s cash position was approximately $1,430,000. The Company estimates that the cash on hand is sufficient in order to continue its operations and to continue the development of the HCMS, on a reduced basis, through July 1, 2009.

The Company believes that additional capital will be required in order to complete the development of the HCMS, to acquire and develop additional products and technologies and to otherwise implement its strategy for business development. The Company currently does not have any lending relationships with commercial banks and does not anticipate establishing such relationships in the foreseeable future due to its limited operations and assets. Management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities. There can be no assurance as to the availability or terms upon which such capital might be available. In addition, the Company will apply in 2008 to the NJEDA to again participate in the NJEDA Technology Business Tax Certificate Transfer Program, to the extent that the Company has New Jersey tax losses and credits that can be sold. There can be no assurance that the Company will be approved by the NJEDA in 2008 to participate in the NJEDA Technology Business Tax Certificate Transfer Program or that the State of New Jersey will continue the program.

Expenditures under the Company’s development agreements with Ethox, ASG and Sparton are at the Company’s discretion. The Company estimates that it could potentially spend between $800,000 and $1,200,000 related to these agreements over the next 12 months. In addition, the Company estimates that approximately $602,000 remains available for reimbursement to the Company under the NYSTAR Contract. In addition, the Company could be obligated to make the three milestone payments pursuant to the License Agreement ($325,000 in aggregate) during the next 12 months provided that it is successful in maintaining the current development schedule for the HCMS.

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

Catalyst Financial Resources LLC - Shares Issued April 1, 2008. On April 1, 2008, Scivanta issued 100,000 shares of its common stock to Catalyst as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant. The 100,000 shares of common stock are restricted and vest or vested as follows: 25,000 shares vested on April 1, 2008; 25,000 shares vest on July 1, 2008; 25,000 shares vest on October 1, 2008; and 25,000 shares vest on January 1, 2009. Scivanta did not receive any proceeds from this issuance.

In connection with the issuance of the 100,000 shares of common stock to Catalyst, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Catalyst Financial Resources LLC - Warrant Dated April 1, 2008. On April 1, 2008, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to Catalyst as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant. The warrant has a five-year term and the shares of common stock underlying the warrant vest as follows: (1) 37,500 of the shares underlying the warrant are exercisable at $0.20 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.20 per share for twenty consecutive trading days; or (b) July 1, 2008; (2) 37,500 of the shares underlying the warrant are exercisable at $0.25 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.25 per share for twenty consecutive trading days; or (b) October 1, 2008; (3) 37,500 of the shares underlying the warrant are exercisable at $0.30 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.30 per share for twenty consecutive trading days; or (b) January 1, 2009; and (4) 37,500 of the shares underlying the warrant are exercisable at $0.35 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.35 per share for twenty consecutive trading days; or (b) April 1, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Catalyst of the warrant to purchase 150,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Rivertek Medical Systems, Inc. - Warrant Dated April 28, 2008. On April 28, 2008, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to Rivertek Medical Systems, Inc. as partial consideration for services as a product development consultant to the Company. The warrant has a five-year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest as follows: 10,417 shares vest on the twenty-eighth day of each month commencing May 28, 2008 through March 28, 2009 and the remaining 10,413 shares vest on April 28, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Rivertek Medical Systems, Inc. of the warrant to purchase 125,000 shares of common stock, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of Scivanta’s stockholders at Scivanta's 2008 Annual Meeting of Stockholders held on April 2, 2008 (the “Annual Meeting”). The number of shares of Scivanta's common stock that were present at the Annual Meeting in person or by proxy was 19,922,349.

Election of Directors

At the Annual Meeting, the stockholders elected each of David R. LaVance, Thomas S. Gifford, Richard E. Otto, Lawrence M. Levy and Anthony Giordano III to serve as a director of Scivanta. Each nominee for director was elected for a one year term. The balloting for election was as follows:

Name of Director	Votes For	Percentage of Shares Voted	Votes Withheld	Percentage of Shares Voted
David R. LaVance	19,739,818	99%	182,531	1%
Thomas S. Gifford	19,769,968	99%	152,381	1%
Richard E. Otto	19,739,768	99%	182,581	1%
Lawrence M. Levy	19,770,068	99%	152,281	1%
Anthony Giordano, III	19,770,068	99%	152,281	1%

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

June 13, 2008	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 13, 2008	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

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