Form 10QSB
period 2008-07-31
SCIVANTA MEDICAL CORP
filed 2008-09-12
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐No☒

As of September 1, 2008, there were 25,850,444 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SCIVANTA MEDICAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	July 31, 2008	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$1,141,397	$2,008,909
Prepaid expenses	30,921	54,984
Tax loss receivable	—	306,803
Other receivables	298,323	53,483
Deposit	—	60,000

Total current assets	1,470,641	2,484,179

Other	4,328	6,608

Total assets	$1,474,969	$2,490,787
Liabilities
Current liabilities:
Accounts payable	$307,882	$85,961
Accounts payable - related party	2,881	2,423
Accrued expenses	34,689	122,552
Note payable, current portion	139,382	—

Total current liabilities	484,834	210,936

Long-term liabilities:
Note payable, net of current portion	—	131,357
Convertible debentures	250,000	250,000

Total long-term liabilities	250,000	381,357

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 25,850,444 and 25,750,444 shares issued and outstanding, respectively	25,850	25,750
Additional paid-in capital	20,620,648	20,528,807
Accumulated deficit	(19,906,363)	(18,656,063)

Total stockholders' equity	740,135	1,898,494

Total liabilities and stockholders' equity	$1,474,969	$2,490,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Research and development, net	128,275	12,217	226,597	258,288
General and administrative	320,202	361,069	1,039,924	1,212,480

Loss from operations	(448,477)	(373,286)	(1,266,521)	(1,470,768)

Proceeds from settlement of litigation	—	—	—	3,100,000
Interest income	6,909	30,581	39,246	46,812
Interest expense	(7,675)	(9,629)	(23,025)	(34,759)

Net (loss) income	$(449,243)	$(352,334)	$(1,250,300)	$1,641,285

Net (loss) income per common share:
Basic	$(0.02)	$(0.01)	$(0.05)	$0.07
Diluted	$(0.02)	$(0.01)	$(0.05)	$0.07

Weighted average number of common shares outstanding:
Basic	25,850,444	25,540,444	25,794,970	23,407,761
Diluted	25,850,444	25,540,444	25,794,970	25,107,774

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,250,300)	$1,641,285
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,280	1,815
Stock based compensation expense	91,941	123,897
License expense	—	235,557
Interest imputed on note payable	8,025	12,525
Changes in operating assets and liabilities:
Prepaid expenses	24,063	(15,160)
Tax loss receivable	306,803	—
Other receivables	(244,840)	—
Deposit	60,000	—
Accounts payable	221,921	(135,072)
Accounts payable - related party	458	(213,629)
Accrued expenses	(87,863)	(64,377)
Accrued expenses - related party	—	(75,000)
Net cash (used in) provided by operating activities	(867,512)	1,511,841
Cash flows from investing activities:
Proceeds from sale of distribution rights	—	150,000
Purchases of fixed assets	—	(8,392)
Net cash provided by investing activities	—	141,608
Cash flows used in financing activities:
Repayment of note payable	—	(40,900)
Proceeds from exercise of warrants	—	25,670
Proceeds from issuance of convertible debentures	—	250,000
Repayment of convertible debentures	—	(25,000)
Net cash provided by financing activities	—	209,770
(Decrease) increase in cash and cash equivalents	(867,512)	1,863,219
Cash and cash equivalents - beginning of period	2,008,909	680,381
Cash and cash equivalents - end of period	$1,141,397	$2,543,600
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,000	$24,413
Cash paid for income taxes	$1,820	$2,530
Noncash operating activities:
Issuance of common stock as payment of accounts payable	$—	$10,000
Issuance of common stock as payment of amounts due to related party	$—	$265,750
Issuance of common stock as payment of consulting services	$7,000	$—
Noncash financing activities:
Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$—	$235,557
Issuance of 2,239,288 shares of common stock as payment of principal and interest on convertible debentures	$—	$299,000

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.   Organization, Description of Business and Basis of Presentation

Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”) is a Nevada corporation headquartered in Spring Lake, New Jersey. The Company ceased selling all products during the fiscal year ended October 31, 2004 and has not had any revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage and the Company anticipates that it will take approximately 6 to 9 months from the date of this report to complete development and related clinical trials. In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad. No assurance can be given that the Company will receive the appropriate regulatory approvals to market the HCMS.

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

Management believes the funds currently available to the Company will be sufficient to support operations through October 1, 2009.  However, in order for the Company to complete the development of the HCMS in the timeframe currently contemplated by the Company, the Company will need additional capital. If the Company is unable to secure additional capital, the Company will be required to delay or curtail some or all of its development of the HCMS and other business efforts. Any additional equity financing may involve substantial dilution to the Company’s then-existing stockholders.

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

Shared Services Agreement and Sublease Agreement with Century Capital

On May 1, 2004, the Company and Century Capital entered into a Shared Services Agreement whereby the Company rented three fully furnished, business equipped offices approximating 340 square feet inside Century Capital’s existing offices. This agreement had a month-to-month term that required 60 days written notice to terminate and a monthly rental fee of $2,500. Effective February 1, 2007, the Shared Services Agreement between the Company and Century Capital was terminated and replaced with a Sublease Agreement. Pursuant to the Sublease Agreement, the Company rents office space approximating 2,000 square feet inside Century Capital’s existing offices. In addition, the Company rents office furniture and other equipment from Century Capital. This agreement has a month to month term that requires 60 days written notice to terminate and a monthly rental fee of $5,000. The Company is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the three and nine months ended July 31, 2008, the Company was billed $18,012 and $53,008, respectively, pursuant to the terms of the Sublease Agreement. As of July 31, 2008, the Company owed Century Capital $2,010 for expenses due under the Sublease Agreement and $871 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to the quarter ended July 31, 2008. During the three and nine months ended July 31, 2007, the Company was billed $17,799 and $41,301, respectively, pursuant to the terms of the Sublease Agreement and the Shared Services Agreement.

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

The Company also is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, the Company is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. In addition, the Company is required to pay the Licensor 25% of all sublicensing revenue received by the Company in connection with the HCMS and is obligated to make milestone payments to the Licensor as follows: (1) first insertion of a catheter utilizing the HCMS in a human clinical trial - $75,000; (2) first submission of the HCMS for regulatory approval in any country - $100,000; and (3) first notice of regulatory approval to market the HCMS in any country - $150,000. As of July 31, 2008, none of the milestones had been met and no payments were due to the Licensor.

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

During the three and nine months ended July 31, 2008, the Company submitted to the Foundation for reimbursement $388,746 and $632,960, respectively, of expenses related to the software and hardware development of the HCMS, which were recorded by the Company as a reduction to research and development expenses. As of July 31, 2008, the Company recorded $298,323 as other receivables related to the expenses submitted to the Foundation, which amount was received by the Company subsequent to July 31, 2008.

Catheter Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS and a cash payment of $187,500 to be made in connection with the NYSTAR Contract funding discussed above. On each of September 12, 2007, February 13, 2008 and June 16, 2008, the Company paid $46,875 to Ethox as partial payment of the NYSTAR Contract funding requirement. The cumulative amount of $140,625 was recorded as a prepaid expense by the Company and is being expensed as research and development occurs pursuant to the NYSTAR Contract. During the three and nine months ended July 31, 2008, the Company recorded $77,972 and $119,479, respectively, of research and development expense related to the NYSTAR Contract payment. As of July 31, 2008, the balance of the prepaid expense related to the NYSTAR Contract payment was $3,336. The Company paid the remaining $46,875 NYSTAR funding requirement on August 28, 2008.

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

The Company did not record any research and development expense related to this development agreement during the three and nine months ended July 31, 2007.

Software Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG. Pursuant to the terms of the development agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS. It is estimated that up to $500,000 could be billed by ASG for services and materials provided under the development agreement. Scivanta can terminate the development agreement at any time upon written notification.

For the three and nine months ended July 31, 2008, the Company recorded $131,114 and $222,504, respectively, of research and development expense related to this development agreement. The Company did not record any research and development expense related to this development agreement during the three and nine months ended July 31, 2007.

Hardware Development Agreement

On August 22, 2007, Scivanta and Sparton, a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton will provide Scivanta engineering and development support for the hardware component of the HCMS. The development agreement initially had a one year term which was extended for an additional year. The development agreement can be terminated at any time by either party upon the delivery of written notice to the other party. The services to be provided by Sparton include: (1) planning and development of design control documents, (2) concept development, including mechanical, electrical and software design, (3) completion of a detailed design and an engineering model, (4) assembly of proto-type models and preliminary design verification testing, (5) the production of “pilot” devices using formal drawings and validated processes, and (6) design verification testing on the “pilot” units.

On September 6, 2007, pursuant to the development agreement, Scivanta made a deposit of $60,000. During the nine months ended July 31, 2008, the deposit was applied, in its entirety, to the payment of material costs and fees owed by Scivanta under the development agreement. Scivanta is also required to pre-pay for any material with a cost in excess of $5,000. It is estimated that up to $800,000 could be billed by Sparton for services and materials provided under the development agreement.

During the three and nine months ended July 31, 2008, the Company recorded $257,632 and $410,456, respectively, of research and development expense related to this development agreement. The Company did not record any research and development expense related to this development agreement during the three and nine months ended July 31, 2007.

4.   Note Payable

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 3 – HCMS License Agreement), the Company is required to make a payment to the Licensor of $262,957. The Company paid $40,900 on November 16, 2006, $80,000 on October 31, 2007 and is required to pay $142,057 on or before November 1, 2008. This payment obligation is non-interest bearing.

The Company recorded a note payable of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%. The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400). During the three and nine months ended July 31, 2008, the Company recognized $2,675 and $8,025, respectively, of interest expense related to the note payable. During the three and nine months ended July 31, 2007, the Company recognized $4,175 and $12,525, respectively, of interest expense related to the note payable.

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

For the three and nine months ended July 31, 2008, the Company recorded a total of $5,000 and $15,000, respectively, of interest expense related to the February 2007 Debentures. On February 12, 2008, the Company paid interest of $20,000 in cash to the holders of the February 2007 Debentures. As of July 31, 2008, $10,000 of interest due on the February 2007 Debentures was accrued. For the three and nine months ended July 31, 2007, the Company recorded a total of $5,041 and $9,918, respectively, of interest expense related to the February 2007 Debentures.

6.   Stock-Based Compensation

In accordance with the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”), the Company recorded stock-based compensation expense as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
Research and development	$1,434	$—	$4,875	$—
General and administrative	23,978	35,526	87,066	123,897
Total	$25,412	$35,526	$91,941	$123,897

Stock-based compensation expense for non-employees during the three and nine months ended July 31, 2008 amounted to $7,832 and $14,773, respectively. Stock-based compensation expense for non-employees during the three and nine months ended July 31, 2007 amounted to $4,709 and $54,267, respectively (see Note 9 for information regarding the valuation of options and warrants issued during the nine months ended July 31, 2008).

During the three months ended July 31, 2008, the Company did not grant any options to employees. During the nine months ended July 31, 2008, the Company granted 250,000 options to its employees (estimated value of $17,498 at the date of grant) and granted 81,000 options to its directors (estimated value of $5,670 at the date of grant). During the three months ended July 31, 2008, the Company did not issue any warrants. During the nine months ended July 31, 2008, the Company issued warrants to purchase 435,000 shares of common stock of the Company to consultants (see Note 9).

During the three months ended July 31, 2007, the Company did not grant any options or issue any warrants to its employees or consultants. During the nine months ended July 31, 2007, the Company granted 1,100,000 options to its employees (estimated value of $211,647 at the date of grant). In addition, during the nine months ended July 31, 2007, the Company issued warrants to purchase 648,000 shares of common stock of the Company (estimated value of $137,549 at the date of issuance) to the Company’s current directors other than Messers. LaVance and Gifford, to a former director of the Company and to a consultant (see Note 9).

7.   Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt. The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method. In periods where a net loss exists, diluted net loss per share is calculated using basic common shares outstanding since including potential common shares from the exercise of stock options and warrants and the conversion of convertible debt would be anti-dilutive.

For the three and nine months ended July 31, 2008, diluted net loss per share did not include the effect of 1,801,000 shares of common stock issuable upon the exercise of outstanding options, 1,718,350 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

The Company has approximately $13,432,000 and $8,557,000 in federal and state net operating loss carryovers, respectively, which were generated through October 31, 2007 and are available to offset future taxable income in fiscal years 2008 through 2026. The net operating losses for federal income tax purposes begin to expire in 2022 and for state income tax purposes begin to expire in 2010. The valuation allowance increased $725,883 during the nine months ended July 31, 2008, attributable primarily to net operating losses.

The components of the Company’s deferred tax assets as of July 31, 2008 and October 31, 2007 are as follows:

	July 31, 2008	October 31, 2007

Net operating loss	$5,607,575	$4,913,691
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,441	59,364
License and patent costs	83,072	87,872
Stock based compensation	97,239	60,517
Other	5,076	5,076
Total gross deferred tax assets	5,930,286	5,204,403
Valuation allowance	(5,930,286)	(5,204,403)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.

9.  Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000. As of July 31, 2008, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. As of July 31, 2008, options to purchase 331,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 2,669,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

Options Granted to Directors

Richard E. Otto – Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 27,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto. The option was granted as partial consideration for Mr. Otto’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as the chairman of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest or vested as follows: 6,750 shares vested on March 31, 2008; 6,750 shares vested on June 30, 2008; 6,750 shares vest on September 30, 2008; and 6,750 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a value of approximately $1,890 at the date of grant.

Lawrence M. Levy – Option Dated January 1, 2008. On January 1, 2008, the Company granted a non-qualified stock option to purchase 25,000 shares of common stock under the 2007 Equity Incentive Plan to Lawrence M. Levy. The option was granted as partial consideration for Mr. Levy’s continuing service in 2008 as a member of the Company’s board of directors, as a member of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest or vested as follows: 6,250 shares vested on March 31, 2008; 6,250 shares vested on June 30, 2008; 6,250 shares vest on September 30, 2008; and 6,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a value of approximately $1,750 at the date of issuance.

Anthony Giordano, III – Option Dated January 1, 2008. On January 1, 2008, the Company issued a non-qualified stock option to purchase 29,000 shares under the 2007 Equity Incentive Plan to Anthony Giordano, III. The option was granted as partial consideration for Mr. Giordano’s continuing service in 2008 as a member of the Company’s board of directors, as the chairman of the Company’s audit committee and as a member of the Company’s compensation committee. The option has a five year term and is exercisable at $0.14 per share. The shares of common stock underlying the option vest or vested as follows: 7,250 shares vested on March 31, 2008; 7,250 shares vested on June 30, 2008; 7,250 shares vest on September 30, 2008; and 7,250 shares vest on December 31, 2008. In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of 5 years. The option had a value of approximately $2,030 at the date of issuance.

Summary of Stock Options

Option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the nine months ended July 31, 2008 were as follows:

	Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,470,000	$0.17	$13,200
Granted during the period	331,000	$0.14
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at July 31, 2008	1,801,000	$0.16	$24,300
Exercisable at July 31, 2008	972,833	$0.15	$22,800
Exercisable at October 31, 2007	622,000	$0.13	$11,700

Information with respect to outstanding options and options exercisable as of July 31, 2008 that were granted to employees and directors is as follows:

Exercise Price	Number of Shares Available Under Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Options	Weighted Average Exercise Price Per Common Share

$0.02	35,000	6.4	$0.02	35,000	$0.02
$0.08	335,000	6.1	$0.08	310,000	$0.08
$0.14	331,000	8.2	$0.14	40,500	$0.14
$0.20	1,100,000	8.5	$0.20	587,333	$0.20
	1,801,000	7.9	$0.16	972,833	$0.15

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of July 31, 2008 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	848,000	$0.19
Granted during the period	331,000	$0.14
Vested during the period	(350,833)	$0.18
Terminated during the period	—	—
Nonvested at July 31, 2008	828,167	$0.18

As of July 31, 2008, there was $120,504 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. That cost is expected to be recognized over a weighted average period of 12 months.

Warrants to Purchase Common Stock

Harvey Sacks, MD - Warrant I Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 70,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 14,000 shares vested on January 31, 2008; 14,000 shares vested on April 30, 2008; 14,000 shares vested on July 31, 2008; 14,000 shares vest on October 31, 2008; and 14,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on July 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.25%; volatility of 35.35%; and an expected life of 4.25 years.

Harvey Sacks, MD - Warrant II Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Harvey Sacks, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vested on April 30, 2008; 6,000 shares vested on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on July 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.25%; volatility of 35.35%; and an expected life of 4.25 years.

Andrew D. Shaw, MD - Warrant Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Andrew D. Shaw, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vested on April 30, 2008; 6,000 shares vested on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on July 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.25%; volatility of 35.35%; and an expected life of 4.25 years.

Paul Sierzenski, MD - Warrant Dated November 1, 2007

On November 1, 2007, the Company issued a warrant to purchase 30,000 shares of the Company’s common stock to Paul Sierzenski, MD as partial consideration for his service as a medical consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest or vested as follows: 6,000 shares vested on January 31, 2008; 6,000 shares vested on April 30, 2008; 6,000 shares vested on July 31, 2008; 6,000 shares vest on October 31, 2008; and 6,000 shares vest on January 31, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on July 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.25%; volatility of 35.35%; and an expected life of 4.25 years.

Catalyst Financial Resources LLC - Warrant Dated April 1, 2008

On April 1, 2008, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to Catalyst Financial Resources LLC (“Catalyst”) as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant. The warrant has a five year term and the shares of common stock underlying the warrant vest as follows: (1) 37,500 of the shares underlying the warrant are exercisable at $0.20 per share and vested on July 1, 2008; (2) 37,500 of the shares underlying the warrant are exercisable at $0.25 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.25 per share for twenty consecutive trading days; or (b) October 1, 2008; (3) 37,500 of the shares underlying the warrant are exercisable at $0.30 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.30 per share for twenty consecutive trading days; or (b) January 1, 2009; and (4) 37,500 of the shares underlying the warrant are exercisable at $0.35 per share and are eligible for purchase on and after the earlier of: (a) the date on which the closing price of the Company’s common stock is equal to or greater than $0.35 per share for twenty consecutive trading days; or (b) April 1, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. As of July 31, 2008, 37,500 shares underlying the warrant had vested.

The value of the warrant was estimated on July 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.25%; volatility of 35.35%; and an expected life of 4.75 years.

Rivertek Medical Systems, Inc. - Warrant Dated April 28, 2008

On April 28, 2008, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to Rivertek Medical Systems, Inc. as partial consideration for its services as a product development consultant to the Company. The warrant has a five year term and is exercisable at $0.13 per share. The shares of common stock underlying the warrant vest as follows: 10,417 shares vest on the twenty-eighth day of each month commencing May 28, 2008 through March 28, 2009 and the remaining 10,413 shares vest on April 28, 2009. In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. As of July 31, 2008, 31,251 shares underlying the warrant had vested.

The value of the warrant was estimated on July 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions: dividend yield of 0%; risk free interest of 3.25%; volatility of 35.35%; and an expected life of 4.75 years.

Summary of Warrants

Stock warrant transactions during the nine months ended July 31, 2008 were as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,847,932	$0.17	$48,662
Issued during the period	435,000	$0.18
Exercised during the period	—	—
Terminated during the period	(564,582)	$0.26

Outstanding at July 31, 2008	1,718,350	$0.14	$61,714

Exercisable at July 31, 2008	1,268,101	$0.11	$41,207

Exercisable at October 31, 2007	1,555,932	$0.16	$48,662

Information with respect to outstanding warrants and warrants exercisable at July 31, 2008 is as follows:

Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share

$0.03 - 0.04	666,600	2.5	$0.04	666,600	$0.04
$0.13	285,000	4.5	$0.13	127,251	$0.13
$0.20 - 0.35	766,750	3.7	$0.23	474,250	$0.22
	1,718,350	2.8	$0.14	1,268,101	$0.11

A summary of the nonvested shares subject to warrants as of July 31, 2008 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	292,000	$0.24
Issued during the period	435,000	$0.18
Vested during the period	(245,501)	$0.17
Terminated during the period	(31,250)	$0.25
Nonvested at July 31, 2008	450,249	$0.21

Common Stock Issued as Payment for Consulting Services

On April 1, 2008, Scivanta issued 100,000 shares of its common stock to Catalyst as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant. The 100,000 shares of common stock are restricted and vest or vested as follows: 25,000 shares vested on April 1, 2008; 25,000 shares vested on July 1, 2008; 25,000 shares vest on October 1, 2008; and 25,000 shares vest on January 1, 2009. Scivanta did not receive any proceeds from this issuance. For the three and nine months ended July 31, 2008, the Company recorded a total of $3,500 and $7,000, respectively, of stock based compensation expense related to this stock issuance.

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

Research and Development. For the three months ended July 31, 2008, research and development expenses, on a net basis, were $128,275, which consisted of gross research and development expenses of $517,022 offset by $388,747 of research and development expenses reimbursed by the Foundation. For the three months ended July 31, 2007, research and development expenses were $12,217. The $116,058 increase in research and development expenses, on a net basis, for the three months ended July 31, 2008 was primarily due to a $466,718 increase in software and hardware development costs and a $28,640 increase in consulting expenses related to the development of the HCMS offset by a $388,747 increase in software and hardware development costs submitted to the Foundation for reimbursement.

For the nine months ended July 31, 2008, research and development expenses, on a net basis, were $226,597, which consisted of gross research and development expenses of $859,557, offset by $632,960 of research and development expenses reimbursed by the Foundation. For the nine months ended July 31, 2007, research and development expenses were $258,288. The $31,691, or 12%, decrease in research and development expenses for the nine months ended July 31, 2008 was primarily due to a $236,900 reduction in license costs related to the HCMS and the reimbursement by the Foundation of $632,960 in software and hardware development costs, offset by a $752,439 increase in software and hardware development costs and a $67,033 increase in consulting expenses related to the development of the HCMS.

Research and development expenses are expected to increase during the remainder of the fiscal year ending October 31, 2008 as the Company continues the development of the HCMS.

General and Administrative. For the three months ended July 31, 2008, general and administrative expenses were $320,202, as compared to $361,069 for the three months ended July 31, 2007. The $40,867, or 11%, decrease in general and administrative expenses for the three months ended July 31, 2008 was primarily due to a $22,171 decrease in legal expenses, a $9,587 decrease in consulting expense primarily related to investor relations and an $11,548 decrease in stock based compensation expense related to employees, directors and consultants. These decreases in general and administrative expenses for the three months ended July 31, 2008 were partially offset by a $10,500 increase in director fees.

For the nine months ended July 31, 2008, general and administrative expenses were $1,039,924, as compared to $1,212,480 for the nine months ended July 31, 2007. The $172,556 or 14% decrease in general and administrative expenses for the nine months ended July 31, 2008 was primarily due to a $109,831 decrease in legal expenses, a $9,393 decrease in expenses related to the Company’s annual meeting, a $52,025 decrease in consulting expense related to investor relations and a $36,830 decrease in stock based compensation expense related to employees, directors and consultants. These decreases in general and administrative expenses for the nine months ended July 31, 2008 were partially offset by a $28,000 increase in director fees.

General and administrative expenses overall may increase during the remainder of the fiscal year ending October 31, 2008 as the Company anticipates building the administrative infrastructure necessary to support the development and marketing of the HCMS.

Other Income (Expenses). During the nine months ended July 31, 2007, the Company recorded $3,100,000 of other income related to the settlement of the litigation with Syntho Pharmaceuticals, Inc. and its principal owner, Muhammed Malik (collectively, the “Syntho Group”).

During the three months ended July 31, 2008 and 2007, the Company incurred interest expense of $7,675 and $9,629, respectively. The $1,954 or 20% decrease in interest expense for the three months ended July 31, 2008 was primarily due to a decrease in interest expense associated with the note payable related to the HCMS License Agreement.

During the nine months ended July 31, 2008 and 2007, the Company incurred interest expense of $23,025 and $34,759, respectively. The $11,734 or 34% decrease in interest expense for the nine months ended July 31, 2008 was primarily due to a decrease in interest expense associated with convertible debentures that matured and were either repaid or converted in May 2007.

Interest income for three months ended July 31, 2008 and 2007 was $6,909 and $30,581, respectively. The $23,672 or 77% decrease in interest income for the three months ended July 31, 2008 was primarily due to a decrease in short-term investments. Interest income for nine months ended July 31, 2008 and 2007 was $39,246 and $46,812, respectively. The $7,566 decrease in interest income for the nine months ended July 31, 2008 was primarily due to a decrease in short-term investments.

Net (Loss) Income. For the three months ended July 31, 2008, the Company had a net loss of ($449,243) or ($0.02) per share (basic and diluted), as compared to a net loss of ($352,334) or ($0.01) per share (basic and diluted) for the three months ended July 31, 2007. The increase in the net loss during the three months ended July 31, 2008 was primarily attributable to a $116,058 increase in research and development expenses, on a net basis, offset by a $40,867 decrease in general and administrative expenses.

For the nine months ended July 31, 2008, the Company had a net loss of ($1,250,300) or ($0.05) per share (basic and diluted), as compared to net income of $1,641,285 or $0.07 per share (basic and diluted) for the nine months ended July 31, 2007. The change to a net loss during the nine months ended July 31, 2008 was primarily attributable to a $3,100,000 decrease in other income related to the settlement of the litigation with the Syntho Group offset by a $31,691 decrease in research and development expenses, on a net basis, and a $172,556 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of July 31, 2008, the Company had working capital of $985,807 and cash on hand of $1,141,397. The $867,512 decrease in cash on hand from October 31, 2007 was primarily due to the Company’s continuing operating expenses offset by the receipt of $306,803 of net proceeds related to the sale of state tax losses, as discussed below.

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

As of September 8, 2008, the Company’s cash position was approximately $984,000. The Company estimates that the cash on hand, in combination with the receivables due to the Company from the Foundation related to the NYSTAR Contract, is sufficient in order to continue its operations through October 1, 2009.

The Company will need additional capital in order to complete the development of the HCMS in the timeframe currently contemplated by the Company. The Company currently does not have any lending relationships with commercial banks and does not anticipate establishing such relationships in the foreseeable future due to its limited operations and assets. Management believes that the Company will have to focus on obtaining additional capital through the private placement of its securities. There can be no assurance as to the availability or terms upon which such capital might be available. If the Company is unable to secure additional capital, the Company will be required to delay or curtail some or all of its development of the HCMS and other business efforts. Any additional equity financing may involve substantial dilution to the Company’s then-existing stockholders.

In addition, the Company has been approved by the NJEDA to participate in the NJEDA Technology Business Tax Certificate Transfer Program for 2008. The amount of New Jersey tax losses and credits that the Company will be permitted to sell under the program has yet to be determined.

Expenditures under the Company’s development agreements with Ethox, ASG and Sparton are at the Company’s discretion. The Company estimates that it could potentially spend up to $600,000 related to these agreements over the next 6 to 9 months. In addition, the Company estimates that approximately $250,000 remains available for reimbursement to the Company under the NYSTAR Contract. In addition, the Company could be obligated to make the three milestone payments pursuant to the License Agreement ($325,000 in aggregate) during the next 6 to 9 months provided that it is successful in maintaining the current development schedule for the HCMS.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

September 12, 2008	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 12, 2008	By:	/s/ Thomas S. Gifford
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

10.14
Product Development Agreement, dated June 29, 2007, between the Registrant and Ethox International, Inc. including Schedule 2.4 – Form of Agreement to Manufacture Disposable Catheters. Upon the request of the SEC, the Registrant agrees to furnish copies of each of the following schedules: Schedule 2.1 – Project Costs and Schedule; Schedule 2.2 – System Hardware and Software Specifications; and Schedule 2.3 – Disposable Catheter Specifications (Incorporated by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

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

10.17
Product Development Agreement, dated August 23, 2007, between the Registrant and Sparton Medical Systems, a business group of Sparton Electronics Florida, Inc., including Exhibit B – Change Approval Form and Exhibit D – Payment Terms. Upon the request of the SEC, the Registrant agrees to furnish copies of each of the following exhibits: Exhibit A – Statement of Work; and Exhibit C – Sparton Medical Systems Labor Rates (Incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 23, 2007).

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