Form 10KSB
period 2008-10-31
SCIVANTA MEDICAL CORP
filed 2009-01-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
  For the fiscal year ended October 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
  For the transition period from               to ______

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

Revenues for the fiscal year ended October 31, 2008 were $0.

The aggregate market value of the shares of the Registrant’s common stock, par value $0.001 per share, held by non-affiliates of the Registrant, as of January 23, 2009, was approximately $2,678,000.  The Registrant has no other class of capital stock outstanding.

As of January 23, 2009, 26,852,364 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2009.  The Proxy Statement will be filed with the Securities and Exchange Commission (the "SEC") on or before February 28, 2009.

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

SCIVANTA MEDICAL CORPORATION

INDEX TO FORM 10-KSB

* The information required under this Item is contained in the Registrant’s Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2009, and is incorporated herein by reference.  The Proxy Statement will be filed with the SEC on or before February 28, 2009.

PART I

Item 1.       Description of Business

General

Scivanta Medical Corporation (“Scivanta”) is a Nevada corporation that is headquartered in Spring Lake, New Jersey.  On January 4, 2007, we changed our name from Medi-Hut Co., Inc. to Scivanta Medical Corporation.

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

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage.  See “Item 1. Description of Business – Strategy for Business Development - HCMS.”

Strategy for Business Development

HCMS

The HCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The hardware, software and catheter components for the HCMS have been completed.  Scivanta currently has a fully assembled HCMS device being used in clinical trials.  The two major components remaining in the development of the HCMS are the completion of the clinical trials and the design and engineering of the production model of the HCMS.

We commenced our clinical trials in Buffalo, New York at Kaleida Health/Millard Fillmore Hospital (“Kaleida”) in October 2008 and expect the clinical trials to continue at Kaleida and at three to four other locations, yet to be engaged, through June 2009.  We expect to test a minimum of 40 patients.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials and will take approximately four to six months from the date of this report.  In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) pre-market notification clearance application for the HCMS to the United States Food and Drug Administration (“FDA”) once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, we will also seek European Union market approval (CE mark).

We will not be able to complete the clinical trials or the design and engineering of the production model of the HCMS without obtaining additional cash through an equity and/or debt financing or corporate partnerships.  We are aggressively pursuing potential investors and have engaged several placement agents to assist us in this endeavor.  Scivanta currently has $925,000 of cash on hand as of January 23, 2009, which will allow us to continue our administrative operations and a minimum amount of our HCMS development activities for approximately eight to ten months from the date of this report.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the HCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the HCMS, such product will become profitable.

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) pre-market notification clearance from the FDA for the HCMS by the end of June 2009, which will allow Scivanta to commence sales of the HCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three to six months following the commencement of United States sales.

Other Potential Product Acquisitions

In addition to developing the HCMS, our strategy for business development, once sufficient financing is obtained, will focus on the acquisition, through licensing or purchasing, of technologies or products that are sold or are capable of being sold in a specialty or niche market.  Technologies or products of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies or patented products.  Specialty or niche-market technologies or products, in comparison to commodities, generally offer greater operating margins.  These products are distributed through specialty distributor networks or manufacturer representatives to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

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

Principal Product

The HCMS is a minimally invasive two-balloon esophageal catheter system that will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The HCMS two balloon catheter is inserted into the esophagus and capitalizes on the anatomic relationship of the left atrium and aortic arch proximate to the esophagus.  Once positioned, the catheter’s balloons are inflated.  The wall motion in the left atrium and the aorta generates pressure changes in the respective balloons.  These signals, along with signals from an electrocardiogram, phonocardiogram and automated blood pressure cuff, are transmitted to the monitoring system, which converts the data into important, real-time, clinical measurements utilizing a proprietary software algorithm.

The current standard of care for monitoring critically ill cardiac challenged patients suffering from various cardiovascular conditions is an invasive procedure known as pulmonary artery catheterization.  That procedure requires an incision into a patient’s neck or groin and the insertion of a pulmonary artery catheter, commonly know as a Swan-Ganz catheter, into the right atrium and ventricle of the heart, and then into a pulmonary artery.  That procedure must be performed within a hospital’s catheterization lab or intensive care unit.

Unlike the Swan-Ganz catheter, the HCMS will provide the primary measurements of cardiac performance in a minimally invasive and more cost effective manner and is designed to be used outside of an intensive care setting.  In addition, the HCMS also provides clinical measurements of left ventricular contractility, left atrial transmural pressure and pleural pressure, which the Swan–Ganz does not provide.  We believe that the measure of contractility during isovolumic contraction is an important advance offered by the HCMS, and is a distinct advantage over the Swan-Ganz catheter.  Measurement of left ventricular contractility is potentially a new standard for monitoring the treatment of congestive heart failure.

The hardware, software and catheter components for the HCMS have been completed.  Scivanta currently has a fully assembled HCMS device being used in clinical trials.  The two major components remaining in the development of the HCMS are the completion of the clinical trials and the design and engineering of the production model of the HCMS.  Scivanta commenced its clinical trials in Buffalo, New York at Kaleida in October 2008 and expects the clinical trials to continue at Kaleida and at three to four other locations, yet to be engaged, through June 2009.  Scivanta expects to test a minimum of 40 patients.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials and will take approximately four to six months from the date of this report.  In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  The Company will submit its 510(k) pre-market notification clearance application for the HCMS to the FDA once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, we will also seek European Union market approval (CE mark).

Scivanta will not be able to complete the clinical trials or the design and engineering of the production model of the HCMS without obtaining additional cash through an equity and/or debt financing or corporate partnerships.  Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) pre-market notification clearance from the FDA by the end of June 2009, which will allow Scivanta to commence sales of the HCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three to six months following the commencement of United States sales.

Company Agreements

HCMS License Agreement

On November 10, 2006, we entered into a technology license agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”  The License Agreement was amended on June 29, 2007, October 24, 2008 and January 6, 2009.  Pursuant to the License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The term of the License Agreement commenced on November 10, 2006 and ends on the latter of (a) the expiration date of the last to expire patent right related to the HCMS, which is currently June 12, 2018, or (b) ten years from the sale of the first HCMS product.

Scivanta agreed to make an initial payment of $264,300 which was subsequently reduced to $262,957 pursuant to the first amendment to the License Agreement dated June 29, 2007.  Scivanta paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007.  Pursuant to a second amendment to the License Agreement dated October 24, 2008, Scivanta paid $107,490 on October 24, 2008 as follows:  (a) $39,101 was paid in cash to Hickey on October 24, 2008; (b) $34,567 was paid in cash to Lundgren on October 24, 2008; and (c) $33,822 was paid by issuing 187,900 shares of our common stock to the Foundation on October 28, 2008.  Scivanta is required to pay the remaining $34,567 in cash to Lundgren on or before February 1, 2009.  See “Item 1. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Sale of Unregistered Securities for the Fiscal Year Ended October 31, 2008.”

Further, pursuant to the second amendment to the License Agreement dated October 24, 2008, any milestone payments that Scivanta was required or may have been required to pay to the Licensor under the original terms of the License Agreement were eliminated in exchange for the following:  (a) a one-time cash payment by Scivanta to Hickey of $158,438 on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009; (b) the issuance of 224,960 shares of our common stock to the Foundation on October 28, 2008; (c)  the issuance of 162,500 shares of our common stock to Hickey on October 28, 2008 and (d) the issuance of 426,560 shares of our common stock to Lundgren on October 28, 2008.  See “Item 1. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities – Sale of Unregistered Securities for the Fiscal Year Ended October 31, 2008.”

Pursuant to the License Agreement, Scivanta is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement.  Beginning with the first full year of sales of the HCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited.  Further, beginning with the first full year of sales of the HCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited.

The License Agreement also requires Scivanta to use commercially reasonable efforts to commercialize and market the HCMS within certain timeframes, subject to specified exceptions as detailed in the License Agreement and the third amendment to the License Agreement dated January 6, 2009.  Further, the License Agreement contains standard provisions regarding indemnification, termination and patent prosecution.

Subcontractor Agreement and NYSTAR Contract

On June 27, 2007, Scivanta and the Foundation entered into a subcontractor agreement.  Pursuant to this agreement, the Foundation contracted Scivanta to develop the software and hardware components of the HCMS outlined in the contract awarded by the New York State Office of Science Technology and Academic Research (“NYSTAR”) to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”).  The initial term of the NYSTAR Contract was for a two year period ended November 30, 2007, which was extended by NYSTAR for an additional one year period. On November 30, 2008, the NYSTAR Contract expired.

Pursuant to the first amendment to the License Agreement dated June 29, 2007, the Licensor and Ethox entered into a non-exclusive manufacturing license agreement, dated June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the HCMS for Scivanta.

As a result of the subcontractor agreement, the first amendment to the License Agreement and the non-exclusive license agreement between the Licensor and Ethox, the development of the HCMS was partially funded through the NYSTAR Contract.  Pursuant to the terms of the NYSTAR Contract, $937,500 of funding was available for the development of the HCMS with the State of New York providing $750,000 of the funding and Ethox providing $187,500 of the funding.  Ethox and Hickey also provided $535,500 and $27,000, respectively, of in-kind contributions.  Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007 (see Ethox Development Agreement), Scivanta provided Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox provided the $535,500 of in-kind contributions (primarily contributed services).  The funding received from the NYSTAR Contract partially supported the development of:  the catheter component of the HCMS by Ethox (see Ethox Development Agreement); the software component of the HCMS by Applied Sciences Group, Inc. (“ASG”) (see ASG Development Agreement); the hardware component of the HCMS by Sparton Medical Systems (“Sparton”) (see Sparton Development Agreement) and the related clinical trials.  Under the terms of the subcontractor agreement between the Foundation and Scivanta, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, will reimburse Scivanta up to $928,580 of allowable expenditures incurred by Scivanta in connection with the development of the software and hardware components of the HCMS and related clinical trials.

For the fiscal years ended October 31, 2008 and 2007, Scivanta submitted to the Foundation for reimbursement $855,987 and $53,483, respectively, of expenses related to the software and hardware development of the HCMS and the related clinical trials, which amounts have been paid in full by the Foundation.  As of October 31, 2008, $19,110 was available to Scivanta for the reimbursement of HCMS clinical trial expenses under the NYSTAR Contract, which amount was billed to the Foundation in November 2008.  As of November 30, 2008, no further amounts were available for reimbursement to Scivanta under the NYSTAR Contract.

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS.  Pursuant to the development agreement, Scivanta paid $187,500 to Ethox in connection with the NYSTAR Contract funding discussed above.  The cash payment of $187,500 was paid in $46,875 installments by Scivanta on each of September 12, 2007, February 13, 2008, June 16, 2008 and August 27, 2008.

The development agreement has a two year term which may be extended up to six additional months.  The services to be provided by Ethox include:  (1) the management of project costs and schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the FDA.  Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design.  During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system.  The development agreement also contains standard provisions regarding indemnification and termination.

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

During the fiscal year ended October 31, 2008, the Company submitted to Ethox for reimbursement $119,874 of expenses related to the software and hardware development of the HCMS, which amounts have been paid in full by Ethox.

ASG Development Agreement

On July 2, 2007, Scivanta entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS.  It is estimated that up to $500,000 could be billed by ASG for services and materials under the development agreement.  Scivanta can terminate the agreement at any time upon written notification.  For the fiscal years October 31, 2008 and 2007, Scivanta was billed $374,540 and $44,453, respectively, for services and materials under this development agreement.

Sparton Development Agreement

On August 22, 2007, Scivanta and Sparton entered into a development agreement whereby Sparton provided Scivanta engineering and development support for the hardware component of the HCMS.  The services provided by Sparton included:  (1) planning and development of design control documents, (2) concept development, including mechanical, electrical and software design, (3) completion of a detailed design and an engineering model, (4) assembly of proto-type models and preliminary design verification testing, (5) the production of “pilot” devices using formal drawings and validated processes, and (6) design verification testing on the “pilot” units.

On September 6, 2007, pursuant to the development agreement, Scivanta made a deposit of $60,000.  During the fiscal year ended October 31, 2008, the deposit was applied, in its entirety, to the payment of material costs and fees owed by Scivanta under the development agreement.

The development agreement initially had a one year term which was extended for an additional year.  On October 1, 2008, Scivanta terminated the development agreement with Sparton.  For the fiscal years October 31, 2008 and 2007, Scivanta was billed $608,630 and $9,030, respectively, for services and materials under this development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement whereby Rivertek will provide Scivanta with project management services related to the development of the HCMS.  The service agreement was amended on April 28, 2008.  Pursuant to the service agreement, Rivertek will assist Scivanta in the management of the development of the hardware, software and catheter components of the HCMS.  The service agreement has a one year term expiring on January 29, 2009 that can be terminated earlier by either party upon three days written notice.  The services rendered to Scivanta under this contract are to be billed on a time and material basis.

During the fiscal year ended October 31, 2008, Scivanta was billed $143,115 for services and materials under the service agreement.  In addition, on April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of its common stock to Rivertek as partial consideration for services rendered under the service agreement.  The warrant has a five year term and is exercisable at $0.13 per share.  The shares of common stock underlying the warrant vest as follows:  10,417 shares vest on the twenty-eighth day of each month commencing May 28, 2008 through March 28, 2009 and the remaining 10,413 shares vest on April 28, 2009.

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

Manufacturing and Principal Suppliers

We currently intend to outsource the manufacturing of the components for the HCMS.  We recently entered into a development agreement with Ethox whereby Ethox will assist in the development of the catheter component of the HCMS and will manufacture the catheter component of the HCMS (see Company Developments – Ethox Development Agreement).  No other formal manufacturing agreements have been entered into at this time.

Distribution, Sales and Marketing

We currently do not maintain a dedicated sales force and currently do not sell any products.  We currently intend to outsource the distribution and sales requirements related to the HCMS.  No formal distribution or sales agreements have been entered into at this time.

Competition

There are four primary types of devices that are used to measure cardiac performance and it is anticipated that such devices would compete with the HCMS for market share.  The four types are:  (a) pulmonary artery catheter (e.g. Swan-Ganz catheter); (b) trans-esophageal echocardiography; (c) pulsed doppler sonography; and (d) impedance cardiography.

The pulmonary artery catheter, otherwise known as the Swan-Ganz catheter, is the established tool for monitoring cardiac performance and left atrial pressure.  The Swan-Ganz catheter is inserted through a vein into the right atrium and ventricle of the heart, and threaded into the pulmonary artery.  Due to the invasive nature of the Swan-Ganz catheter, it must be inserted within a hospital’s catheterization lab or intensive care unit and is not recommended for long-term cardiac monitoring.  Major distributors of the Swan-Ganz catheter are Edwards Lifesciences Corporation and Hospira Inc.

Trans-esophageal echocardiography, pulsed doppler sonography and impedance cardiography are all considered to be non-invasive or minimally invasive methods to measure cardiac performance.  None of these products have been as successful as the Swan-Ganz catheter primarily due to the fact that these devices cannot provide cardiac measurements as precisely as a Swan-Ganz catheter.

Trans-esophageal echocardiography devices measure the aortic diameter and the movement of red blood cells to determine the velocity and direction of blood flow to calculate stroke volume and thus cardiac performance.  Trans-esophageal echocardiography is thought to generate inconsistent results, is dependent on technician skill and technique, is limited in the kinds of patients it can address and is time intensive.  Trans-esophageal echocardiography is an imaging modality, and, accordingly, is not generally used as a device for monitoring cardiac performance.  Major distributors of echocardiography devices include Siemens Medical Solutions Inc. and Philips Medical Systems.

Pulsed doppler sonography utilizing a doppler transducer have been utilized to generate echocardiographic images from an extracorporeal position in close proximity to the heart.  This method also has not met with widespread clinical acceptance for reasons of accuracy and clinical value of the data generated.  This device is not a monitoring technology, but rather an imaging technology.  Arrow International, Inc. markets this type of device.

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

If the FDA does not grant us a 510(k) pre-market notification clearance for the HCMS, we would be required to apply for a PMA from the FDA which could significantly increase the amount of time required to receive the FDA’s approval to market the HCMS.  No assurance can be given that the FDA will ultimately approve the HCMS for sale. See “Item 1. Description of Business – Strategy for Business Development - HCMS.”

When offering for sale medical devices, we may also have to comply with federal and state anti-kickback and other healthcare fraud and abuse laws.  Moreover, approval may be required for a medical device by comparable governmental regulatory authorities in foreign countries prior to the commencement of clinical trials and subsequent marketing of such medical device in those countries.  The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval.

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

Insurance

We maintain insurance in such amounts and against such risks as we deem prudent, although no assurance can be given that such insurance will be sufficient under all circumstances to protect us against significant claims for damages.  The occurrence of a significant event not fully-insured could materially and adversely affect our business, financial condition and results of operations.  Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at commercially reasonable rates or on acceptable terms.

Employees

We currently have three full-time employees, including David R. LaVance, President and Chief Executive Officer, and Thomas S. Gifford, Executive Vice President, Chief Financial Officer and Secretary.  We have not experienced any work stoppages to date and we believe that our relationship with these employees is good.

Item 2.       Description of Property

Effective February 1, 2007, Scivanta and Century Capital Associates LLC (“Century Capital”) entered into a Sublease Agreement whereby Scivanta rents office space approximating 2,000 square feet inside Century Capital’s existing offices.  In addition, Scivanta rents office furniture and other equipment from Century Capital.  This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000.  Scivanta is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.  See “Item 7.  Financial Statements – Note 6.”

Item 3.       Legal Proceedings

None.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Scivanta’s stockholders during the fourth quarter of fiscal 2008.

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

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2006 through August 1, 2007 as reported by the Pink Sheets and from August 2, 2007 through October 31, 2008 as reported by the OTC Bulletin Board.  For the period commencing November 1, 2006 through January 19, 2007, our common stock traded under the ticker symbol “MHUT.”  In connection with the change of our name to Scivanta Medical Corporation, effective January 22, 2007, our ticker symbol changed to “SCVM.”  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2008	High	Low
First Quarter	$0.15	$0.09
Second Quarter	0.16	0.10
Third Quarter	0.17	0.12
Fourth Quarter	0.23	0.07

Year Ended October 31, 2007	High	Low
First Quarter	$0.29	$0.02
Second Quarter	0.50	0.19
Third Quarter	0.25	0.16
Fourth Quarter	0.24	0.09

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of January 23, 2009, the following were market makers for our common stock:  Buckman, Buckman and Reid, Inc., Hill Thompson Magid and Co., Inc., Domestic Securities, Inc., Hudson Securities, Inc. and Knight Equity Markets L.P.

Stockholders

As of January 23, 2009, the approximate number of registered holders of our common stock was 425; the number of issued and outstanding shares of our common stock was 26,852,364; and there were 1,838,350 shares of common stock subject to outstanding warrants, 2,537,000 shares of common stock subject to outstanding stock options, and 1,041,668 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2008

There were no sales of unregistered securities during the fiscal year ended October 31, 2008, other than those set forth below or otherwise reported on Forms 10-QSB and/or 8-K filed by the Company during the fiscal year ended October 31, 2008.

On October 28, 2008, Scivanta issued 412,860 shares of its common stock to the Foundation pursuant to the second amendment to the License Agreement dated October 24, 2008.  These shares had a fair market value of $74,315 ($0.18 per share) on the date the Company agreed to issue the shares (October 24, 2008).  In connection with the issuance of the 412,860 shares of common stock to the Foundation, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 28, 2008, Scivanta issued 162,500 shares of its common stock to Hickey pursuant to the second amendment to the License Agreement dated October 24, 2008.  These shares had a fair market value of $29,250 ($0.18 per share) on the date the Company agreed to issue the shares (October 24, 2008).  In connection with the issuance of the 162,500 shares of common stock to Hickey, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

On October 28, 2008, Scivanta issued an aggregate of 426,560 shares of its common stock to Lundgren pursuant to the second amendment to the License Agreement dated October 24, 2008.  These shares had a fair market value of $76,781 ($0.18 per share) on the date the Company agreed to issue the shares (October 24, 2008).  In connection with the issuance of the 426,560 shares of common stock to Lundgren, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.       Management’s Discussion and Analysis or Plan of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2008 and 2007.  This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2008 and 2007 and the related notes thereto, which are included on pages F-1 through F-32 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  On January 4, 2007, we changed our name from Medi-Hut Co., Inc. to Scivanta Medical Corporation.

Scivanta currently does not have any revenue from any sources.  On November 10, 2006, pursuant to the License Agreement, we acquired from the Licensor the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The HCMS is currently in the development stage.    See “Item 1. Description of Business – Strategy for Business Development - HCMS.”

Critical Accounting Policies

The discussion and analysis of our financial condition is based upon the financial statements contained elsewhere herein, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, contingencies and litigation.  Scivanta based its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein.

Income Taxes

Scivanta accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  This statement requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While Scivanta has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, deferred tax assets are reduced by a valuation allowance, when in our opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

On November 1, 2007, we adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”).   FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure.  FIN 48 requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.  Adoption of FIN 48 had no net impact on the Company’s results of operations and financial position.

Stock Based Compensation

On November 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method which allows the Company to implement the provisions of SFAS 123R on all stock-based awards granted after the date of adoption.  SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees.  The Company calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model.  In addition, SFAS 123R requires the Company to estimate forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both option and warrant exercises as well as employee termination patterns.  The Company accounts for options and warrants granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The resulting stock-based compensation expense is recorded over the service period in which the employee or non-employee provides services to the Company, to the extent the options or warrants do not vest at the grant date and are not subject to forfeiture.  Options and warrants issued to employees and non-employees that are subject to forfeiture are expensed on the vesting date.

Legal Contingencies

During the fiscal year ended October 31, 2007, Scivanta was involved in certain legal proceedings.  These legal proceedings against us were settled as of October 31, 2007.  During the period when these legal proceedings were active, management periodically reviewed estimates of potential costs to be incurred in conjunction with the adjudication or settlement, if any, of the proceedings.  Estimates were developed in consultation with outside counsel and were based on an analysis of potential litigation outcomes and settlement strategies.  In accordance with FASB Statement No. 5, “Accounting for Contingencies”, loss contingencies are accrued if, in the opinion of management, an adverse outcome is probable and such outcome can be reasonably estimated.  We do not believe that there are any proceedings that could have a material adverse effect on our financial position; however, it is possible that future results for any particular quarter or annual period may be materially affected by changes in management’s assumptions or the effectiveness of our strategies relating to any legal proceedings.

Recent Accounting Pronouncements Applicable to Scivanta

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Scivanta does not expect SFAS 157 to have a material impact on its results of operations or financial condition when adopted during the fiscal year ending October 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Scivanta does not expect SFAS 159 to have a material impact on its results of operations or financial condition when adopted during the fiscal year ending October 31, 2009.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  Scivanta does not expect EITF 07-3 to have a material impact on its results of operations or financial condition when adopted during the fiscal year ending October 31, 2009.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004).  SAB 110 did not have a material impact on Scivanta’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  SFAS 162 became effective November 15, 2008 and Scivanta does not expect SFAS 162 to have a material impact on its results of operations or financial condition or its current practices when adopted during the fiscal year ending October 31, 2009.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.   We have not yet determined what, if any, affect EITF 07-5 will have on our results of operations or financial condition.

We are not aware of any other recently issued but not yet effective accounting standard, that if currently adopted, would have a material effect on our results of operations or financial condition.

Results of Operations

Net Sales.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.  On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The HCMS is currently in the development stage.  See “Item 1. Description of Business – Strategy for Business Development - HCMS.”

Research and Development.  For the fiscal year ended October 31, 2008, research and development expenses, on a net basis, were $718,183, which consisted of gross research and development expenses of $1,694,044 offset by $855,987 of research and development expenses reimbursed by the Foundation and $119,874 of research and development expenses reimbursed by Ethox.  For the fiscal year ended October 31, 2007, research and development expenses, on a net basis, were $276,098, which consisted of gross research and development expenses of $329,581 offset by $53,483 of research and development expenses reimbursed by the Foundation.  The $442,085, or 160%, increase in research and development expenses, on a net basis, for the fiscal year ended October 31, 2008 was primarily due to a $68,062 increase in license costs related to the HCMS, a $1,140,434 increase in software and hardware development costs for the HCMS and a $103,212 increase in consulting expenses related to the development of the HCMS, offset by a $922,378 increase in the reimbursement of software, hardware and clinical trial expenses by the Foundation and Ethox.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2009 will depend upon our ability to secure additional cash through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional cash sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2009: (a) on a gross basis, to remain consistent with gross research and development expenses incurred during the fiscal year ended October 31, 2008 as we continue to develop the HCMS and (b) on a net basis, to significantly increase from net research and development expenses incurred during the fiscal year ended October 31, 2008 since the term of the NYSTAR Contract has expired and Scivanta will no longer be reimbursed by the Foundation for research and development expenses.  If we are unable to obtain additional cash sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2009, on both a gross and net basis, to significantly decrease as we reduce our research and development activities.

General and Administrative.  For the fiscal year ended October 31, 2008, general and administrative expenses were $1,463,561, as compared to $1,726,166 for the fiscal year ended October 31, 2007.  The $262,605, or 15%, decrease in general and administrative expenses for the fiscal year ended October 31, 2008 was primarily due to a $146,928 decrease in legal expenses due to a decrease in costs associated with litigation, securities reporting and the registration of securities, a $9,393 decrease in expenses related to Scivanta’s annual meeting, a $72,879 decrease in consulting expense for investor relations, a $9,485 decrease in the cost of director and officer liability insurance and a $71,755 decrease in stock based compensation expense primarily due to a reduction in stock based compensation to consultants.  These decreases in general and administrative expenses for the fiscal year ended October 31, 2008 were partially offset by a $41,500 increase in director fees and a $7,500 increase in rent expense.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2009 will depend upon our ability to secure additional cash through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional cash sufficient to fund our development and marketing of the HCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2009 to increase as we build the administrative infrastructure necessary to support the development and marketing of the HCMS.  If we are unable to obtain additional cash sufficient to fund our development and marketing of the HCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2009 to decrease as we reduce our operating activities.

Other Income (Expenses).  During the fiscal year ended October 31, 2007, we recorded $3,100,000 of other income related to the settlement of the litigation with Syntho Pharmaceuticals, Inc. and its principal owner, Muhammed Malik (collectively, the “Syntho Group”).

During the fiscal years ended October 31, 2008 and 2007, we incurred interest expense of $30,700 and $44,016, respectively.  The $13,316, or 30%, decrease in interest expense for the fiscal year ended October 31, 2008 was primarily due to a decrease in interest expense associated with convertible debentures that matured and were either repaid or converted in May 2007.

Interest income for the fiscal years ended October 31, 2008 and 2007 was $43,598 and $73,856, respectively.  The $30,258, or 41%, decrease in interest income for the fiscal year ended October 31, 2008 was primarily due to a decrease in cash and cash equivalents and a decrease in interest rates.

Income Tax Benefit.  During the fiscal years ended October 31, 2008 and 2007, we recorded an income tax benefit of $512,354 and $306,803, respectively, related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the NJEDA Technology Business Tax Certificate Transfer Program.

Net (Loss) Income.  For the fiscal year ended October 31, 2008, we reported a net loss of $1,656,492 or $0.06 per share (basic and diluted), as compared to net income of $1,414,379 or $0.06 per share (basic and diluted) for the fiscal year ended October 31, 2007.  The change to a net loss during the fiscal year ended October 31, 2008 was primarily attributable to a $3,100,000 decrease in other income related to the settlement of the litigation with the Syntho Group and a $442,085 increase in research and development expenses, on a net basis, offset by a $205,551 increase in income tax benefit related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey and a $262,605 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of October 31, 2008, Scivanta had working capital of $968,793 and cash and cash equivalents on hand of $598,644.  The $1,410,265 decrease in cash on hand from October 31, 2007 was primarily due to Scivanta’s continuing operating expenses offset by the receipt of $306,803 of net proceeds related to the sale of a portion of its unused net operating loss carryovers for the State of New Jersey to a third party through the 2007 NJEDA Technology Business Tax Certificate Transfer Program.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock, proceeds received from the settlement of litigation and the sale of our State of New Jersey tax losses.

On December 18, 2008, we received $512,354 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  We will use these proceeds to continue the development of the HCMS and for working capital purposes.

As of January 23, 2009, our cash position was approximately $925,000.  Based on this, without any additional financing, we will be able to continue our administrative operations and a very small amount of our HCMS development activities for approximately eight to ten months from the date of this report.  As a result of our current liquidity position, our auditors have expressed substantial doubt that we can continue as a going concern.  Our financial statements do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.   We believe that our focus should be on obtaining additional capital through the private placement of our securities. We are aggressively pursuing potential investors and have engaged several placement agents to assist us in this endeavor.  In addition, we are reducing operating expenses and we have been able to finance our operations through an increase in accounts payable.  While we are aggressively pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of the company.  Any additional equity financing may involve substantial dilution to our then-existing stockholders.

Expenditures under our development agreements with Ethox, ASG and Rivertek are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend up to $400,000 related to these agreements over the next four to six months.

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

The information required by this Item with respect to Scivanta's directors and executive officers is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2009, under the captions "Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act" and "Executive Officers," and is incorporated herein by reference.

Item 10.     Executive Compensation

The information required by this Item with respect to executive compensation is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2009, under the captions "Executive Compensation" and "Director Compensation," and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2009, under the captions "Securities Authorized for Issuance under Equity Compensation Plan" and "Principal Stockholders and Security Ownership of Management," and is incorporated herein by reference.

Item 12.     Certain Relationships and Related Transactions and Director Independence

The information required by this Item is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2009, under the caption "Certain Relationships and Related Transactions" and "Director Independence," and is incorporated herein by reference.

Item 13.     Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

Item 14.     Principal Accountant Fees and Services

The information required by this Item is contained in Scivanta's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 2, 2009, under the caption "Principal Accountant Fees and Services," and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

January 28, 2009	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	January 28, 2009
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	January 28, 2009
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ Richard E. Otto	Director	January 28, 2009
Richard E. Otto

/s/ Lawrence M. Levy	Director	January 28, 2009
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	January 28, 2009
Anthony Giordano, III

Scivanta Medical Corporation

Financial Statements

Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”), as of October 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with U.S.  generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weiser LLP

New York, New York
January 28, 2009

Scivanta Medical Corporation
Balance Sheets

	October 31, 2008	October 31, 2007
Assets
Current assets:
Cash and cash equivalents	$598,644	$2,008,909
Prepaid expenses and other	33,286	54,984
Tax loss receivable	512,354	306,803
Other receivables	211,438	53,483
Deposit	—	60,000

Total current assets	1,355,722	2,484,179

Other	7,568	6,608

Total assets	$1,363,290	$2,490,787
Liabilities
Current liabilities:
Accounts payable	$226,909	$85,961
Accounts payable - related party	2,632	2,423
Accrued expenses	122,821	122,552
Note payable	34,567	—

Total current liabilities	386,929	210,936

Long-term liabilities:
Note payable	158,438	131,357
Convertible debentures	250,000	250,000

Total long-term liabilities	408,438	381,357

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 26,852,364 and 25,750,444 shares issued and outstanding, respectively	26,852	25,750
Additional paid-in capital	20,853,626	20,528,807
Accumulated deficit	(20,312,555)	(18,656,063)

Total stockholders' equity	567,923	1,898,494

Total liabilities and stockholders' equity	$1,363,290	$2,490,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations

	Years Ended October 31,
	2008	2007

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net	718,183	276,098
General and administrative	1,463,561	1,726,166

Loss from operations	(2,181,744)	(2,002,264)

Other income (expense):
Proceeds from settlement of litigation	—	3,100,000
Interest income	43,598	73,856
Interest expense	(30,700)	(44,016)
Settlement of litigation	—	(20,000)

(Loss) income before income tax benefit	(2,168,846)	1,107,576

Income tax benefit	512,354	306,803

Net (loss) income	$(1,656,492)	$1,414,379

Net (loss) income per common share:
Basic	$(0.06)	$0.06
Diluted	$(0.06)	$0.06

Weighted average number of common shares outstanding:
Basic	25,833,551	23,986,163
Diluted	25,833,551	25,396,859

The accompanying notes are an integral part of these financial statements.

 Scivanta Medical Corporation
Statements of Stockholders’ Equity (Deficiency)
For the Years Ended October 31, 2008 and 2007

						Total
	Common Stock		Additional			Stockholders'
	Number	$0.001	Paid-in	Deferred	Accumulated	Equity
	of Shares	Par Value	Capital	Compensation	Deficit	(Deficiency)

Balance at October 31, 2006	21,276,090	$21,276	$19,766,486	$(18,947)	$(20,070,442)	$(301,627)

Shares issued to Century Capital upon partial exercises of warrants dated May 14, 2004 and February 25, 2005	425,000	425	15,325			15,750

Shares issued to Century Capital as payment of monthly consulting fees that had been deferred for payment	1,250,000	1,250	248,750			250,000

Shares issued to James G. Aaron upon partial exercise of warrant dated July 24, 2003	66,666	67	17,267			17,334

Shares issued to John A. Moore upon partial exercises of warrants dated May 14, 2004 and February 25, 2005	233,400	233	8,103			8,336

Shares issued as payment of accounts payable	50,000	50	9,950			10,000

Shares issued upon conversion of the May 1, 2005 convertible debentures	2,125,000	2,125	272,875			275,000

Shares issued as payment of interest due on the May 1, 2005 convertible debentures	114,288	114	23,886			24,000

Shares issued to consultants as payment for services rendered	210,000	210	33,590			33,800

Stock based compensation			151,522			151,522

Elimination of deferred compensation as a result of adoption of SFAS 123R			(18,947)	18,947		—

Net income					1,414,379	1,414,379

Balance at October 31, 2007	25,750,444	25,750	20,528,807	—	(18,656,063)	1,898,494

Shares issued to consultants as payment for services rendered	100,000	100	3,400			3,500

Shares issued as additional consideration under technology license agreement	814,020	814	145,710			146,524

Shares issued as partial payment of note payable	187,900	188	33,634			33,822

Stock based compensation			142,075			142,075

Net loss					(1,656,492)	(1,656,492)

Balance at October 31, 2008	26,852,364	$26,852	$20,853,626	$—	$(20,312,555)	$567,923

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows

	Years Ended October 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(1,656,492)	$1,414,379
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,040	2,575
Stock based compensation expense	145,575	185,322
License expense	304,962	235,557
Interest imputed on note payable	10,700	16,700
Changes in operating assets and liabilities:
Prepaid expenses	21,698	(41,979)
Tax loss receivable	(205,551)	(306,803)
Other receivables	(157,955)	(53,483)
Deposit	60,000	(60,000)
Accounts payable	140,948	(83,348)
Accounts payable - related party	209	(213,283)
Accrued expenses	269	36,513
Accrued expenses - related party	—	(75,000)
Net cash (used in) provided by operating activities	(1,332,597)	1,057,150
Cash flows from investing activities:
Proceeds from sale of distribution rights	—	150,000
Purchase of fixed assets	(4,000)	(8,392)
Net cash (used in) provided by investing activities	(4,000)	141,608
Cash flows from financing activities:
Repayment of note payable	(73,668)	(120,900)
Proceeds from exercise of warrants	—	25,670
Proceeds from issuance of convertible debentures	—	250,000
Repayment of convertible debentures	—	(25,000)
Net cash (used in) provided by financing activities	(73,668)	129,770
(Decrease) increase in cash and cash equivalents	(1,410,265)	1,328,528
Cash and cash equivalents - beginning of period	2,008,909	680,381
Cash and cash equivalents - end of period	$598,644	$2,008,909
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,000	$24,413
Cash paid for income taxes	$1,820	$2,530
Noncash operating activities:
Issuance of common stock as payment of amounts due to related party	$—	$265,750
Issuance of common stock as payment of accounts payable and consulting services	$10,125	$43,800
Noncash financing activities:
Issuance of note payable in exchange for technology license, net of imputed interest of $27,400	$—	$235,557
Issuance of 2,239,288 shares of common stock as payment of principal and interest on convertible debentures	$—	$299,000
Issuance of 187,900 shares of common stock as partial payment of note payable related to technology license	$33,822	$—
Issuance of note payable as additional payment for technology license	$158,438	$—

The accompanying notes are an integral part of these financial statements.

 Scivanta Medical Corporation
Notes to the Financial Statements

1.	Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”) is a Nevada corporation headquartered in Spring Lake, New Jersey.  The Company ceased selling all products during the fiscal year ended October 31, 2004 and has not had any revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The HCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The hardware, software and catheter components for the HCMS have been completed.  Scivanta currently has a fully assembled HCMS device being used in clinical trials.

The two major components remaining in the development of the HCMS are the completion of the clinical trials and the design and engineering of the production model of the HCMS.  The Company commenced the clinical trials in Buffalo, New York at Kaleida Health/Millard Fillmore Hospital (“Kaleida”) in October 2008 and expects the clinical trials to continue at Kaleida and at three to four other locations, yet to be engaged.  The Company expects to test a minimum of 40 patients.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials.  In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) premarket notification for the HCMS to the United States Food and Drug Administration (“FDA”) once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, the Company will also seek European Union market approval (CE mark).

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the HCMS without obtaining additional cash through an equity and/or debt financing or corporate partnerships.  The Company is aggressively pursuing potential investors and has engaged several placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the HCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the HCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations and has an accumulated deficit of $20,312,555 as of October 31, 2008.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown could make financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek financing from equity investors and it has engaged investment banks to assist the Company in this endeavor.  In addition, the Company is reducing operating expenses and has been able to finance operations through an increase in accounts payable.  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its efforts. If the Company is unable to secure additional capital, it will explore other strategic alternatives, including but not limited to, the sale of the Company.  Any additional equity financing may involve substantial dilution to the Company’s then-existing stockholders.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, tax loss receivable, other receivables, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

The fair value of the convertible debentures and the notes payable approximate the unamortized portion of the principal amounts thereof, as such investments are at market rates currently available to the Company.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.  Cash and cash equivalents consist of cash on deposit with banks and money market instruments.  The Company places its cash and cash equivalents with established United States of America financial institutions.

Concentration of Credit Risk

The Company has no significant off balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.  The Company’s financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents.  The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally-insured limits.  The Company invests its cash in high-quality money market instruments and has not experienced any losses in such accounts and, accordingly, believes it is not exposed to significant credit risk on cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.  Expenditures for repairs and maintenance are expensed as incurred.  Gross assets as of October 31, 2008 and 2007 amounted to $14,095 and $10,095, respectively, and accumulated depreciation amounted to $6,527 and $3,487, respectively.  The net book value as of October 31, 2008 and 2007 of $7,568 and $6,608, respectively, represents the entire balance of other assets.

Income Taxes

The Company provides for deferred income taxes in accordance with the Financial Accounting Standards Board (“FASB”) with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods.  Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Valuation allowances are recorded when realizability of deferred tax assets is not likely.

On November 1, 2007, the Company adopted the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”).   FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure.  FIN 48 requires that the Company recognizes in its financial statements the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position.  Adoption of FIN 48 had no net impact on the Company’s results of operations and financial position.

Research and Development

The Company expenses research and development costs as incurred.  Advance payments related to development agreements are recorded as prepaid expenses and expensed as the work is performed.  Initial and milestone payments made to third parties in connection with technology license agreements are also expensed as incurred as research and development costs, up to the point of regulatory approval.  Payments made to third parties subsequent to regulatory approval will be capitalized and amortized over the estimated remaining useful life of the related product.  The HCMS is currently in the development stage and has not received regulatory approval.

Stock Based Compensation

On November 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) using the modified prospective method which allows the Company to implement the provisions of SFAS 123R on all stock-based awards granted after the date of adoption.  SFAS 123R requires companies to recognize compensation expense in an amount equal to the fair value of all share-based payments granted to employees.  The Company calculates the fair value of option and warrant grants utilizing the Black-Scholes pricing model.  In addition, SFAS 123R requires the Company to estimate forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, the Company monitors both option and warrant exercises as well as employee termination patterns.  The Company accounts for options and warrants granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”

The resulting stock-based compensation expense is recorded over the service period in which the employee or non-employee provides services to the Company, to the extent the options or warrants do not vest at the grant date and are not subject to forfeiture.  Options and warrants issued to employees and non-employees that are subject to forfeiture are expensed on the vesting date.

During the fiscal years ended October 31, 2008 and 2007, the Company recorded stock-based compensation expense as follows:

	Year Ended October 31,
	2008	2007
Research and development	$32,009	$—
General and administrative	113,566	185,322
Total	$145,575	$185,322

Stock-based compensation expense for non-employees during the fiscal years ended October 31, 2008 and 2007 amounted to $50,827 and $94,961, respectively (see Note 7 for information regarding the valuation of options and warrants issued during the fiscal years ended October 31, 2008 and 2007).

During the fiscal year ended October 31, 2008, the Company granted 250,000 options to its employees (estimated value of $17,498 at the date of grant) and granted 81,000 options to its directors (estimated value of $5,670 at the date of grant).  During the fiscal year ended October 31, 2008, the Company issued warrants to purchase 555,000 shares of common stock of the Company to consultants (see Note 7).

During the fiscal year ended October 31, 2007, the Company granted 1,100,000 options to its employees (estimated value of $211,647 at the date of grant).  In addition, during the fiscal year ended October 31, 2007, the Company issued warrants to purchase 648,000 shares of common stock of the Company (estimated value of $137,549 at the date of issuance) to the Company’s current directors other than Messers. LaVance and Gifford, to a former director of the Company and to a consultant (see Note 7).

Net (Loss) Income Per Common Share

Basic net (loss) income per share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt.  The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

For the fiscal year ended October 31, 2008, diluted net loss per share did not include the effect of 1,801,000 shares of common stock issuable upon the exercise of outstanding options, 1,838,350 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive (see Notes 7 and 8).

For the fiscal year ended October 31, 2007, diluted net income per share did not include the effect of 1,100,000 shares of common stock issuable upon the exercise of outstanding options, 1,181,332 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,667 shares of common stock issuable upon the conversion of convertible debt as their effect would be anti-dilutive (see Notes 7 and 8).

Recent Accounting Pronouncements Applicable to the Company

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect SFAS 157 to have a material impact on its results of operations or financial condition when adopted during the fiscal year ending October 31, 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides companies with an option to measure, at specified election dates, certain financial instruments and other items at fair value that are not currently measured at fair value.  A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in its financial results during each subsequent reporting date.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS 159 to have a material impact on its results of operations or financial condition when adopted during the fiscal year ending October 31, 2009.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  The Company does not expect EITF 07-3 to have a material impact on its results of operations or financial condition when adopted during the fiscal year ending October 31, 2009.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”).  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004).  SAB 110 did not have a material impact on the Company’s results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 sets forth the level of authority to a given accounting pronouncement or document by category.  Where there might be conflicting guidance between two categories, the more authoritative category will prevail.  SFAS 162 became effective November 15, 2008 and the Company does not expect SFAS 162 to have a material impact on its results of operations or financial condition or current practices when adopted during the fiscal year ending October 31, 2009.

In June 2008 the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, “Accounting For Derivative Instruments and Hedging Activities” and/or EITF 00-19, “Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”.  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The Company has not yet determined what, if any, affect EITF 07-5 will have on the results of operations or financial condition.

The Company is not aware of any other recently issued but not yet effective accounting standard, that if currently adopted, would have a material effect on its results of operations or financial condition.

4.	License and Development Agreements

HCMS License Agreement

On November 10, 2006, the Company entered into a technology license agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”  The License Agreement was amended on June 29, 2007, October 24, 2008 and January 6, 2009.

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

The Company agreed to make an initial payment to the Licensor of $264,300 which was subsequently reduced to $262,957 pursuant to the first amendment to the License Agreement dated June 29, 2007 (see Note 9).  The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007 and was required to pay $142,057 on or before November 1, 2008.  Pursuant to the second amendment to the License Agreement dated October 24, 2008, the payment of the $142,057 was restructured as follows:  a) $39,101 was paid in cash to Hickey on October 24, 2008; b) $34,567 was paid in cash to Lundgren on October 24, 2008; c) $33,822 was paid by issuing 187,900 shares of our common stock to the Foundation on October 28, 2008; and d) $34,567 will be paid in cash to Lundgren on or before February 1, 2009.

Further, pursuant to the second amendment to the License Agreement dated October 24, 2008, any milestone payments that the Company was required or may have been required to pay to the Licensor under the original terms of the License Agreement were eliminated in exchange for the following:  a) a one-time cash payment by the Company to Hickey of $158,438 on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009; b) the issuance of 224,960 shares of the Company’s common stock to the Foundation on October 28, 2008; c)  the issuance of 162,500 shares of the Company’s common stock to Hickey on October 28, 2008; and d) the issuance of 426,560 shares of the Company’s common stock to Lundgren on October 28, 2008.

During the fiscal years ended October 31, 2008 and 2007, the Company recorded $304,962 and $235,557, respectively, of research and development expense related to licensing costs associated with the License Agreement.

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

Subcontractor Agreement and NYSTAR Contract

On June 27, 2007, Scivanta and the Foundation entered into a subcontractor agreement.  Pursuant to this agreement, the Foundation contracted Scivanta to develop the software and hardware components of the HCMS outlined in the contract awarded by the New York State Office of Science Technology and Academic Research (“NYSTAR”) to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”).  The initial term of the NYSTAR Contract was for a two year period ended November 30, 2007, which was extended by NYSTAR for an additional one year period. On November 30, 2008, the NYSTAR Contract expired.

Pursuant to the first amendment to the License Agreement dated June 29, 2007, the Licensor and Ethox entered into a non-exclusive manufacturing license agreement, dated June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the HCMS for Scivanta.

As a result of the subcontractor agreement, the first amendment to the License Agreement and the non-exclusive license agreement between the Licensor and Ethox, the development of the HCMS was partially funded through the NYSTAR Contract.  Pursuant to the terms of the NYSTAR Contract, $937,500 of funding was available for the development of the HCMS with the State of New York providing $750,000 of the funding and Ethox providing $187,500 of the funding.  Ethox and Hickey also provided $535,500 and $27,000, respectively, of in-kind contributions.  Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007 (see Ethox Development Agreement), Scivanta provided Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox provided the $562,500 of in-kind contributions (primarily contributed services).  The funding received from the NYSTAR Contract partially supported the development of:  the catheter component of the HCMS by Ethox (see Ethox Development Agreement); the software component of the HCMS by Applied Sciences Group, Inc. (“ASG”) (see ASG Development Agreement); the hardware component of the HCMS by Sparton Medical Systems (“Sparton”) (see Sparton Development Agreement) and the related clinical trials.  Under the terms of the subcontractor agreement between the Foundation and Scivanta, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, will reimburse Scivanta up to $928,580 of allowable expenditures incurred by Scivanta in connection with the development of the software and hardware components of the HCMS and related clinical trials.

For the fiscal years ended October 31, 2008 and 2007, Scivanta submitted to the Foundation for reimbursement $855,987 and $53,483, respectively, of expenses related to the software and hardware development of the HCMS and the related clinical trials, which were recorded by the Company as a reduction to research and development expenses.  As of October 31, 2008, the Company recorded $91,564 as other receivables related to the expenses submitted to the Foundation, which amount was received by the Company subsequent to October 31, 2008.  As of October 31, 2008, $19,110 was available to Scivanta for the reimbursement of HCMS clinical trial expenses under the NYSTAR Contract, which amount was billed to the Foundation in November 2008.  As of November 30, 2008, no further amounts were available for reimbursement to Scivanta under the NYSTAR Contract.

Ethox Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS.  Pursuant to the development agreement, the Company paid $187,500 to Ethox in connection with the NYSTAR Contract funding discussed above (see Note 4 – Subcontractor Agreement and NYSTAR Contract).  The cash payment of $187,500 was paid in $46,875 installments by the Company on each of September 12, 2007, February 13, 2008, June 16, 2008 and August 27, 2008.  These payments were recorded as a prepaid expense by the Company and were expensed as research and development on a pro-rata basis as the HCMS was developed pursuant to the NYSTAR Contract.  During the fiscal years ended October 31, 2008 and 2007, the Company recorded $169,690 and $17,810, respectively, of research and development expense related to the NYSTAR Contract payment.  As of October 31, 2008, the balance of the prepaid expense related to the NYSTAR Contract payment was $0.

The development agreement has a two year term which may be extended up to six additional months.  The services to be provided by Ethox include:  (1) the management of project costs and schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the United States Food and Drug Administration.  Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design.  During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system.  The development agreement also contains standard provisions regarding indemnification and termination.

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

During the fiscal year ended October 31, 2008, the Company submitted to Ethox for reimbursement $119,874 of expenses related to the software and hardware development of the HCMS.  This amount is included in other receivables as of October 31, 2008 and was recorded by the Company during the fiscal year ended October 31, 2008 as a reduction to research and development expenses.  The reimbursement was received by the Company subsequent to October 31, 2008.  The Company did not record any research and development expense related to this development agreement during the fiscal years ended October 31, 2008 and 2007.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS.  It is estimated that up to $500,000 could be billed by ASG for services and materials under the development agreement.  Scivanta can terminate the agreement at any time upon written notification.  For the fiscal years October 31, 2008 and 2007, the Company recorded $374,540 and $44,453, respectively, of research and development expense for services and materials under this development agreement.

Sparton Development Agreement

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

On September 6, 2007, pursuant to the development agreement, the Company made a deposit of $60,000.  During the fiscal year ended October 31, 2008, the deposit was applied, in its entirety, to the payment of material costs and fees owed by the Company under the development agreement.

On October 1, 2008, the Company terminated the development agreement with Sparton.  For the fiscal years October 31, 2008 and 2007, the Company recorded $608,630 and $9,030, respectively, of research and development expense for services and materials under to this development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement whereby Rivertek will provide Scivanta with project management services related to the development of the HCMS.  The service agreement was amended on April 28, 2008.  Pursuant to the service agreement, Rivertek will assist Scivanta in the management of the development of the hardware, software and catheter components of the HCMS.  The service agreement has a one year term expiring on January 29, 2009 that can be terminated earlier by either party upon three days written notice.  The services rendered to Scivanta under this contract are to be billed on a time and material basis.

During the fiscal year ended October 31, 2008, Scivanta recorded $143,115 of research and development expense for services and materials under to this service agreement.  In addition, on April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of its common stock to Rivertek as partial consideration for services rendered under the service agreement (see Note 8).  During the fiscal year ended October 31, 2008, the Company recorded $7,207 of research and development expense related to this stock based compensation arrangement (see Note 3 – Stock Based Compensation).

5.	Income Taxes

Significant components of the Company’s deferred tax assets as of October 31, 2008 and 2007 are shown below.  In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of October 31, 2008 and 2007, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.  The valuation allowance increased $272,700 during the fiscal year ended October 31, 2008, attributable primarily to the non-realizability of the Company’s net operating losses.

The tax effects of temporary differences and carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2008	2007

Net operating loss	$5,012,956	$4,913,691
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,467	59,364
License and patent costs	203,061	87,872
Stock based compensation	118,660	60,517
Other	5,076	5,076
Total gross deferred tax assets	5,477,103	5,204,403
Valuation allowance	(5,477,103)	(5,204,403)
Net deferred tax assets	$—	$—

In November 2008, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  On December 18, 2008, the Company received $512,354 of net proceeds ($585,061 gross proceeds less $72,707 of expenses incurred) from a third party related to the sale of approximately $6,500,000 of our unused net operating loss carryovers for the State of New Jersey.  The Company will use these proceeds to continue the development of the HCMS and for working capital purposes.

In October 2007, the Company was approved by the NJEDA to participate in the 2007 NJEDA Technology Business Tax Certificate Transfer Program.  On December 19, 2007, the Company received $306,803 of net proceeds ($348,640 gross proceeds less $41,837 of expenses incurred) from a third party related to the sale of approximately $3,874,000 of its unused net operating loss carryovers for the State of New Jersey.

During the fiscal year ended October 31, 2008, the effective tax rate differed from the statutory tax rate as a result of the sale of the state net operating losses.  During the fiscal year ended October 31, 2007, the effective tax rate differed from the statutory tax rate primarily as the result of the utilization of federal and state net operating loss carryovers to offset current taxable income.  The income tax benefit recorded during the fiscal years ended October 31, 2008 and 2007 are attributable solely to the sale of net operating loss carryovers for the State of New Jersey.

During the fiscal year ended October 31, 2007, in addition to the sale of approximately $3,874,000 of its unused net operating loss carryovers for the State of New Jersey, the Company utilized approximately $1,764,000 of federal net operating losses and approximately $1,767,000 of state net operating losses to offset current taxable income and forfeited approximately $969,000 of state operating losses due to a prior change in domicile.

As of October 31, 2008, the Company had federal and state operating losses of $14,635,412 and $3,512,911, respectively, which will expire as follows:

Federal		State
Year Expiring	Amount	Year Expiring	Amount

2022	$589,960	2009	$—
2023	2,745,837	2010	—
2024	2,955,050	2011	—
2025	2,584,960	2012	—
2026	4,544,269	2013	2,297,575
2028	1,215,336	2015	1,215,336
	$14,635,412		$3,512,911

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

6.	Related Party Transactions

Consulting Services Agreement with Century Capital

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, are Principals of Century Capital Associates LLC (“Century Capital”), a consulting firm.   Effective February 1, 2007, the Consulting Services Agreement, as amended and restated, between the Company and Century Capital terminated and Messers. LaVance and Gifford became employees of the Company.  Effective January 1, 2008, the Company entered into an executive employment agreement with each of Messers. LaVance and Gifford (see Note 10).

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

During the fiscal year ended October 31, 2008, the Company was billed $70,120 pursuant to the terms of the Sublease Agreement.  As of October 31, 2008, the Company owed Century Capital $900 for expenses due under the Sublease Agreement and $1,732 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to October 31, 2008.  During the fiscal year ended October 31, 2007, the Company was billed $58,232 pursuant to the terms of the Sublease Agreement and the Shared Services Agreement.

7.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of October 31, 2008, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2008, options to purchase 331,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 2,669,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

Options Granted to Executive Officers

Options Granted February 5, 2007

On February 5, 2007, the Company granted a non-qualified stock option to purchase 500,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to each of Messers. LaVance and Gifford.  An aggregate amount of 1,000,000 shares of common stock could be granted pursuant to these options.  Each option has a ten year term and is exercisable at $0.20 per share.

The shares of common stock underlying each option vest as follows:  14,000 shares vest on the last day of each month commencing February 28, 2007 through December 31, 2009 and the remaining 10,000 shares vest on January 31, 2010.  The vesting of 275,000 shares underlying each option will be accelerated as follows:  (a)  25,000 shares upon execution of a Board-approved agreement between the Company and a medical device company for the purpose of collaboration on the development of the HCMS or the distribution of the HCMS;  (b)  100,000 shares upon the Company’s receipt of approval from the United States Food and Drug Administration to market the HCMS; (c)  50,000 shares upon the Company’s receipt of cash in the amount of $2,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS, the payment of general and administrative expenses and for other purposes; (d)  50,000 shares upon the Company’s acquisition of a product or technology other than the HCMS; and (e)  50,000 shares upon the Company’s receipt of cash in the amount of $3,000,000 (whether by debt, equity or otherwise) for use in the development and/or marketing of the HCMS or any other acquired product, the payment of general and administrative expenses and for other purposes.

On June 29, 2007, 25,000 shares of common stock underlying each option vested due to the Company’s execution of its development agreement with Ethox (see Note 4 – Ethox Development Agreement).  As a result of this accelerated vesting, the remaining unvested shares of common stock underlying each option vest as follows:  14,000 shares vest on the last day of each month through October 31, 2009 and the remaining 13,000 shares vest on November 30, 2009.  In the event of a change in control of the Company, as defined in the options, each of the options becomes fully vested as of ten days prior to the change in control.

The value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of five years.  The options had an aggregate value of approximately $192,406 at the date of grant (see Note 3 – Stock Based Compensation).

Options Granted January 1, 2008

On January 1, 2008, the Company granted a non-qualified stock option to purchase 100,000 shares of common stock under the 2007 Equity Incentive Plan to each of Messers. LaVance and Gifford.  An aggregate of 200,000 shares of common stock could be purchased pursuant to these options.  Each option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying each option vest or vested as follows:  33,333 shares vested on December 31, 2008; 33,333 shares vest on December 31, 2009; and 33,334 shares vest on December 31, 2010.    In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control.

The value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of five years.  The options had an aggregate value of approximately $13,998 at the date of grant (see Note 3 – Stock Based Compensation).

Stock Options Granted to Non-Executive Officer

Option Granted February 5, 2007

On February 5, 2007, the Company granted a non-qualified stock option to purchase 100,000 shares of common stock pursuant to the Company’s 2002 Equity Incentive Plan to Allan J. Jones, the Company’s controller.  The option has a ten year term and is exercisable at $0.20 per share.  The shares of common stock underlying the option vest or vested as follows:  33,333 shares vested on December 31, 2007; 33,333 shares vest on December 31, 2008 and 33,334 shares vest on December 31, 2009.  In the event of a change in control of the Company, as defined in the option, the option becomes fully vested as of ten days prior to the change in control.

The value the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of five years.  The option had a value of approximately $19,241 at the date of grant (see Note 3 – Stock Based Compensation).

Option Granted January 1, 2008

On January 1, 2008, the Company granted a non-qualified stock option to purchase 50,000 shares of common stock under the 2007 Equity Incentive Plan to Allan J. Jones, the Company’s controller.  The option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying the option vest or vested as follows:  16,666 shares vested on December 31, 2008; 16,666 shares vest on December 31, 2009; and 16,668 shares vest on December 31, 2010.  In the event of a change in control of the Company, as defined in the 2007 Equity Inventive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of five years.  The option had a value of approximately $3,500 at the date of grant (see Note 3 – Stock Based Compensation).

Options Granted to Directors

On January 1, 2008, the Company granted non-qualified stock options to purchase an aggregate of 81,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  The options were granted as partial consideration for Messers. Otto, Levy and Giordano’s service in 2008 as members of the Company’s board of directors and related committees.  Each of the options has a five year term and is exercisable at $0.14 per share.  The shares of common stock underlying the options vested as follows:  20,250 shares vested on each of March 31, 2008, June 30, 2008, September 30, 2008; and December 31, 2008.

The value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 3.45%; volatility of 53.90%; and an expected life of five years.  The options had an aggregate value of approximately $5,670 at the date of grant (see Note 3 – Stock Based Compensation).

Summary of Stock Options

Option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the fiscal years ended October 31, 2008 and 2007 were as follows:

	Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	370,000	$0.07	$47,600
Granted during the period	1,100,000	$0.20
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at October 31, 2007	1,470,000	$0.17	$13,200
Granted during the period	331,000	$0.14
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at October 31, 2008	1,801,000	$0.16	$98,680
Exercisable at October 31, 2008	1,077,083	$0.16	$47,535
Exercisable at October 31, 2007	622,000	$0.13	$11,700

Information with respect to outstanding options and options exercisable as of October 31, 2008 that were granted to employees is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	6.2	$0.02	35,000	$0.02	6.2
$0.08	335,000	5.8	$0.08	310,000	$0.08	5.7
$0.14	331,000	7.9	$0.14	60,750	$0.14	4.2
$0.20	1,100,000	8.3	$0.20	671,333	$0.20	8.3
	1,801,000	7.7	$0.16	1,077,083	$0.16	7.2

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of October 31, 2008 and 2007 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2006	100,000	$0.08
Granted during the period	1,100,000	$0.20
Vested during the period	(352,000)	$0.18
Terminated during the period	—	—
Nonvested at October 31, 2007	848,000	$0.19
Granted during the period	331,000	$0.14
Vested during the period	(455,083)	$0.19
Terminated during the period	—	—
Nonvested at October 31, 2008	723,917	$0.17

As of October 31, 2008, there was $102,924 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of approximately ten months.

Warrants to Purchase Common Stock

Warrant Issued to Consultant Dated January 1, 2007

On January 1, 2007, the Company issued a warrant to purchase 125,000 shares of the Company’s common stock to the principal owner of the Investors Relations Group in connection with an investor relations and public relations consulting agreement entered into by the Company and the Investors Relations Group.  The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012.  The shares of common stock underlying the warrant vested as follows:  31,250 shares vested on March 31, 2007, 31,250 shares vested on June 30, 2007; and 31,250 shares vested on September 30, 2007.  On November 30, 2007, in connection with the termination of the consulting agreement with the Investors Relations Group, 31,250 shares underlying the warrant were cancelled.

The value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 4.70%; volatility of 338.02%; and an expected life of five years.  The warrant had a value of approximately $27,496 at the date of issuance (see Note 3 – Stock Based Compensation).

Warrants Issued to Directors

Warrant Dated February 5, 2007.  On February 5, 2007, the Company issued a warrant to purchase 209,000 shares of the Company’s common stock to Richard E. Otto, a member of the board of directors of the Company, as consideration for his service to the Company in 2006 and his continued service through 2007.  The warrant has a five year term and is exercisable at $0.20 per share.  The shares of common stock underlying the warrant vest or vested as follows:  100,000 shares vested immediately on February 5, 2007; 7,250 shares vested on March 31, 2007; 7,250 shares vested on June 30, 2007; 7,250 shares vested on September 30, 2007; 27,250 shares vest on December 31, 2007; 20,000 shares vested on December 31, 2008; 20,000 shares vest on December 31, 2009; and 20,000 shares vest on December 31, 2010.  In the event of a change in control of the Company, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.

The value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of five years.  The warrant had a value of approximately $40,213 at the date of issuance (see Note 3 – Stock Based Compensation).

Warrants Dated March 15, 2007.  On March 15, 2007, the Company issued warrants to purchase an aggregate of 214,000 shares of the Company’s common stock to Lawrence M. Levy and Anthony Giordano, III as consideration for their service as a members of the Company’s board of directors and related committees in 2007.  Each of the warrants has a five year term and is exercisable at $0.25 per share.  The shares of common stock underlying the warrants vest or vested as follows:  13,500 shares vested on each of March 31, 2007, June 30, 2007 and September 30, 2007; 53,500 shares vested on December 31, 2007; 40,000 shares vested on December 31, 2008; and 40,000 shares vest on each of December 31, 2009 and December 31, 2010.  In the event of a change in control of the Company, as defined in the warrants, the warrants become fully vested as of ten days prior to the change in control.

The value of each of the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 4.46%; volatility of 167.82%; and an expected life of five years.  The warrants had an aggregate value of approximately $50,599 at the date of issuance (see Note 3 – Stock Based Compensation).

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

The value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 4.80%; volatility of 181.17%; and an expected life of five years.  The warrant had a value of approximately $19,241 at the date of issuance (see Note 3 – Stock Based Compensation).

Warrants Issued to Consultants Dated November 1, 2007

On November 1, 2007, the Company issued warrants to purchase an aggregate of 160,000 shares of the Company’s common stock to Harvey Sacks, MD, Andrew D. Shaw, MD and Paul Sierzenski, MD as partial consideration for their service as medical consultants to the Company.  Each of the warrants has a five year term and is exercisable at $0.13 per share.  The shares of common stock underlying the warrants vest or vested as follows:  32,000 shares vested on each of January 31, 2008, April 30, 2008, July 31, 2008 and October 31, 2008; and 32,000 shares vest on January 31, 2009.  In the event of a change in control of the Company, as defined in the warrants, the warrants become fully vested as of ten days prior to the change in control.

The value of each of the warrants was estimated on October 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 2.30%; volatility of 69.77%; and an expected life of four years (see Note 3 – Stock Based Compensation).

Warrant Issued to Consultant Dated April 1, 2008

On April 1, 2008, the Company issued a warrant to purchase 150,000 shares of the Company’s common stock to Catalyst Financial Resources LLC (“Catalyst”) as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant.  The warrant has a five year term and the shares of common stock underlying the warrant vested as follows:  37,500 shares, exercisable at $0.20 per share, vested on July 1, 2008; and 37,500 shares, exercisable at $0.25 per share, vested on October 1, 2008.  On November 26, 2008, in connection with the termination of the consulting agreement with Catalyst, 70,000 shares of common stock underlying the warrant were cancelled.

The value of the warrant was estimated on October 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 2.80%; volatility of 69.77%; and an expected life of four and one-half years (see Note 3 – Stock Based Compensation).

Warrant Issued to Consultant Dated April 28, 2008

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

The value of the warrant was estimated on October 31, 2008 using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 2.80%; volatility of 69.77%; and an expected life of four and one-half years (see Note 3 – Stock Based Compensation).

Warrants Issued to Consultants Dated October 23, 2008

On October 23, 2008, the Company issued warrants to purchase and aggregate of 120,000 shares of the Company’s common stock to Donald D. Hickey, M.D. and Clas E. Lundgren, M.D., Ph.D. as consideration for their service as product development consultants to the Company.  Each of the warrants has a five year term and is exercisable at $0.20 per share.  All shares of common stock underlying the warrants vested on October 23, 2008.

The value of each of the warrants was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 2.57%; volatility of 70.66%; and an expected life of five years.  The warrants had an aggregate value of approximately $12,396 at the date of issuance (see Note 3 – Stock Based Compensation).

Common Stock Issued Upon Exercise of Warrants

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

Summary of Warrants

Stock warrant transactions during the fiscal years ended October 31, 2008 and 2007 were as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2006	1,924,998	$0.11	$242,750
Issued during the period	648,000	$0.23
Exercised during the period	(725,066)	$0.06
Terminated during the period	—	—
Outstanding at October 31, 2007	1,847,932	$0.17	$48,662
Issued during the period	555,000	$0.18
Exercised during the period	—	—
Terminated during the period	(564,582)	$0.26
Outstanding at October 31, 2008	1,838,350	$0.14	$109,574
Exercisable at October 31, 2008	1,488,852	$0.13	$104,849
Exercisable at October 31, 2007	1,555,932	$0.16	$48,662

Information with respect to outstanding warrants and warrants exercisable at October 31, 2008 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.03 - 0.04	666,600	2.3	$0.04	666,600	$0.04	2.3
$0.13	285,000	4.2	$0.13	190,502	$0.13	4.2
$0.20 - 0.26	886,750	3.7	$0.23	631,750	$0.22	3.7
	1,838,350	3.3	$0.14	1,488,852	$0.13	3.1

A summary of the nonvested shares subject to warrants as of October 31, 2008 and 2007 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2006	300,000	$0.04
Issued during the period	648,000	$0.23
Vested during the period	(656,000)	$0.14
Terminated during the period	—	—
Nonvested at October 31, 2007	292,000	$0.24
Issued during the period	555,000	$0.18
Vested during the period	(466,252)	$0.18
Terminated during the period	(31,250)	$0.25
Nonvested at October 31, 2008	349,498	$0.23

As of October 31, 2008, there was $56,503 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of ten months.

Common Stock Issued as Payment for Consulting Services

On February 5, 2007, the Company issued 625,000 shares of its common stock to Mr. LaVance, a principal of Century Capital and the President and Chief Executive Officer of the Company and 625,000 shares of its common stock to Mr. Gifford, a principal of Century Capital and the Executive Vice President, Chief Financial Officer and Secretary of the Company.  An aggregate amount of 1,250,000 shares were issued as payment of $250,000 ($0.20 per share) of monthly consulting fees due to Century Capital that had been deferred for payment.

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

On April 1, 2008, Scivanta issued 100,000 shares of its common stock to Catalyst as partial consideration for the services to be provided by Catalyst to the Company as an investor relations consultant.  The 100,000 shares of common stock are restricted and vested as follows:  25,000 shares vested on April 1, 2008; 25,000 shares vested on July 1, 2008; and 25,000 shares vested on October 1, 2008.  In connection with the termination of the consulting agreement with Catalyst on November 26, 2008, the Company cancelled the remaining 25,000 shares of restricted common stock issued pursuant to the consulting agreement.  For the fiscal year ended October 31, 2008, the Company recorded a total of $10,125 of stock based compensation expense related to this stock issuance.

Common Stock Issued Pursuant to License Agreement

On October 28, 2008, pursuant to the Second Addendum to the License Agreement dated October 24, 2008, the Company issued an aggregate of 1,001,920 shares of its common stock to the Licensor.   Of this amount, 187,900 shares of the Company’s common stock were issued to the Foundation as partial payment of $33,822 on a note payable due on November 1, 2008 for licensing fees (see Note 9).  The remaining 814,020 shares of the Company’s common stock were issued in exchange for the elimination of any milestone payments that may be due under the License Agreement as follows:  (a) 224,960 shares of the Company’s common stock were issued to the Foundation; b) 162,500 shares of the Company’s common stock were issued to Hickey; and c) 426,560 shares of the Company’s common stock were issued to Lundgren. During the fiscal year ended October 31, 2008, the Company recorded $146,524 of research and development expense related to the issuance of the 1,001,920 shares of its common stock to the Licensor.

8.          Convertible Debentures

May 2005 Convertible Debentures

On May 26, 2005, the Company closed on a private placement of 8% convertible debentures (the “May 2005 Debentures”).  The gross proceeds received in connection with this private placement were $300,000.  The May 2005 Debentures had a two year term maturing on April 30, 2007, and bore interest at a rate of 8% per annum.  Interest was payable in annual installments, beginning on May 1, 2006, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elected to pay the interest in shares of the Company’s common stock, the number of shares issued as payment would be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2005 Debentures.  Up to 50% of the aggregate principal amount of the May 2005 Debentures were convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.10 per share.  The remaining 50% of the aggregate principal amount of the May 2005 Debentures were convertible into the Company’s common stock, at the option of the holders, at a conversion price of $0.20 per share.

On May 10, 2007, the holders of the May 2005 Debentures, which matured on April 30, 2007, elected to convert $275,000 of the outstanding principal balance into shares of the Company’s common stock.  As a result, pursuant to the terms of the May 2005 Debentures, the Company issued 2,125,000 shares of its common stock and repaid the balance of $25,000 in cash.  In addition, the Company issued 114,288 shares of its common stock to the May 2005 Debenture holders as payment of $24,000 of interest due on the May 2005 Debentures for the period commencing May 1, 2006 and ending April 30, 2007.  The number of shares issued as payment of the interest due was calculated based on the fair market value of the Company’s common stock ($0.21 per share) on April 30, 2007.  For the fiscal year ended October 31, 2007, the Company recorded a total of $11,903 of interest expense related to the May 2005 Debentures.

February 2007 Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”).  The gross proceeds received in connection with this private placement were $250,000, which was used for working capital purposes, including the development of the HCMS.  The February 2007 Debentures have a three year term, maturing on January 31, 2010, and bear interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

Up to 50% of the aggregate principal amount of the February 2007 Debentures are convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share.  The remaining 50% of the aggregate principal amount of the February 2007 Debentures are convertible at the option of the holders at a conversion price of $0.30 per share.  The fair value of the Company’s common stock as of February 1, 2007 was $0.20 per share.  An aggregate amount of 1,041,667 shares of common stock can be issued pursuant to the February 2007 Debentures.  The February 2007 Debentures contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures.  The Company has determined that the value attributable to the demand registration rights is de minimis.

For the fiscal years ended October 31, 2008 and 2007, the Company recorded a total of $20,000 and $15,000, respectively, of interest expense related to the February 2007 Debentures.  As of October 31, 2008, $15,000 of interest due on the February 2007 Debentures was accrued.

9.           Note Payable

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 4 – HCMS License Agreement), the Company is required to make a payment to the Licensor of $262,957.  This payment obligation is non-interest bearing.  The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007.   Pursuant to a second amendment to the License Agreement dated October 24, 2008, the Company paid $73,668 in cash ($39,101 to Hickey and $34,567 to Lundgren) on October 24, 2008, paid $33,822 by issuing 187,900 shares of its common stock to the Foundation on October 28, 2008 and is required to pay $34,567 to Lundgren on or before February 1, 2009.

The Company recorded a note payable of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%.  The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), is being accreted as interest expense through the maturity date of the payment obligation (total imputed interest of $27,400).  During the fiscal years ended October 31, 2008 and 2007, the Company recognized $10,700 and $16,700, respectively, of interest expense related to the note payable.

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

In addition, in the event that within one-hundred eighty days of a Change of Control (as defined in the Employment Agreements and used herein) of the Company, the employment of Mr. LaVance or Mr. Gifford is terminated by the Company or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with the Company or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by the Company at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment.  The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s or Mr. Gifford’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the twelve months prior to the earlier of (A) the effective date of the Change of Control and (B) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with the Company.

11.        Litigation

Syntest Litigation

On November 22, 2006, the Company, Century Capital, David R. LaVance and Thomas S. Gifford entered into a settlement agreement and release with Syntho Pharmaceuticals Inc. (the “Syntho Group”) and Intermax Pharmaceuticals, Inc. (“Intermax”) relating to the Company’s exclusive right to distribute the hormone replacement therapy drug, Syntest.  Pursuant to the settlement agreement, the Company and the Syntho Group agreed to dismiss with prejudice the actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey.  In addition, the Syntho Group agreed to dismiss with prejudice the related actions against Century Capital, David R. LaVance and Thomas S. Gifford which were pending in the United States District Court for the Eastern District of New York and the Company and Intermax agreed to dismiss with prejudice the related actions against each other which were pending in the United States District Court for the Eastern District of New York and in the Superior Court of New Jersey.  As part of the settlement reached by the parties, the Syntho Group paid the Company an aggregate of $3,100,000 as follows:  (1) $250,000 was paid upon the execution of the settlement agreement; (2) $100,000 was paid on or about the 27th day of each month for a three month period commencing on December 27, 2006 and ending on February 27, 2007 and (3) $2,550,000 was paid on March 27, 2007.  As of March 27, 2007, all amounts due the purchase and settlement agreement had been received by the Company.

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

12.        Subsequent Events

Options Granted to Executive Officers

On January 21, 2009, the Company granted a non-qualified stock option to purchase 250,000 shares of common stock under the 2007 Equity Incentive Plan to each of Messers. LaVance and Gifford.  An aggregate of 500,000 shares of common stock could be purchased pursuant to these options.  Each option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying each option vest as follows:  166,666 shares vest on December 31, 2009; 166,666 shares vest on December 31, 2010; and 166,668 shares vest on December 31, 2011.    In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control.

The value of each of the options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The options had an aggregate value of approximately $50,230 at the date of grant.

Stock Options Granted to Non-Executive Officer

On January 21, 2009, the Company granted a non-qualified stock option to purchase 125,000 shares of common stock under the 2007 Equity Incentive Plan to Allan J. Jones, the Company’s controller.  The option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying the option vest as follows:  41,666 shares vest on December 31, 2009; 41,666 shares vest on December 31, 2010; and 41,668 shares vest on December 31, 2011.  In the event of a change in control of the Company, as defined in the 2007 Equity Inventive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of the option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The option had a value of approximately $12,558 at the date of grant.

Options Granted to Directors

On January 21, 2009, the Company granted non-qualified stock options to purchase an aggregate of 111,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  The options were granted as partial consideration for Messers. Otto, Levy and Giordano’s continuing service in 2009 as members of the Company’s board of directors and related committees.  Each of the options has a five year term and is exercisable at $0.14 per share.  The shares of common stock underlying the options vest as follows:  27,750 shares vest on each of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009.

The value of each of the options was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The options had an aggregate value of approximately $11,151 at the date of grant.

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

10.10
Technology License Agreement between the Registrant and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

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

10.12
Second Addendum to the Technology License Agreement dated November 10, 2006, between the Registrant and The Research Foundation of State University of New York, for and on behalf of the University at Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren, dated October 24, 2007 (Incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 28, 2008).

10.13
Third Addendum to the Technology License Agreement dated November 10, 2006, between the Registrant and The Research Foundation of State University of New York, for and on behalf of the University at Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren, dated December 10, 2008.

10.14*
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.15*
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

10.16*
Warrant to purchase 209,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.17*
Warrant to purchase 105,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Lawrence M. Levy (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.18*
Warrant to purchase 109,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Anthony Giordano, III (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.19
The Registrant’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (Incorporated by reference to Appendix to the Registrant’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.20
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

10.21
Software Engineering Agreement, dated July 2, 2007, between the Registrant and Applied Sciences Group, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.22
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

10.23	Service Agreement, dated February 1, 2008, between the Registrant and Rivertek Medical Systems, Inc.

10.24	Amendment No. 1 to the Service Agreement dated February 1, 2008 between the Registrant and Rivertek Medical Systems, Inc., dated April 28, 2008.

Exhibit No.	Description of Exhibit

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

10.28*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.29*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 29,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.30*
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.31*
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.32*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.

10.33*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.

Exhibit No.	Description of Exhibit

10.34*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Registrant.

10.35*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Registrant.

10.36*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 39,000 shares of common stock of the Registrant.

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