Form 10-Q
period 2009-01-31
SCIVANTA MEDICAL CORP
filed 2009-03-17
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey 07762
(Address of principal executive offices)

(732) 282-1620
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

As of March 13, 2009, there were 26,827,364 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

SCIVANTA MEDICAL CORPORATION

INDEX TO FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report on Form 10-Q and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Registrant to successfully acquire, develop or market products and form new business relationships.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this quarterly report on Form 10-Q is submitted to the Securities and Exchange Commission (the “SEC”).

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Certain information and footnote disclosures required under U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the fiscal year ended October 31, 2008 of Scivanta Medical Corporation (“Scivanta” or the “Company”).

The results of operations for the three months ended January 31, 2009 and 2008, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets

	January 31, 2009 (Unaudited)	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$891,995	$598,644
Prepaid expenses and other	44,391	33,286
Tax loss receivable	—	512,354
Other receivables	—	211,438

Total current assets	936,386	1,355,722

Other	6,307	7,568

Total assets	$942,693	$1,363,290
Liabilities
Current liabilities:
Accounts payable	$222,565	$226,909
Accounts payable - related party	4,093	2,632
Accrued expenses	144,077	122,821
Notes payable	215,064	34,567

Total current liabilities	585,799	386,929

Long-term liabilities:
Note payable	—	158,438
Convertible debentures	250,000	250,000

Total long-term liabilities	250,000	408,438

Commitments and contingencies

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares authorized; 26,827,364 and 26,852,364 shares issued and outstanding, respectively	26,827	26,852
Additional paid-in capital	20,895,690	20,853,626
Accumulated deficit	(20,815,623)	(20,312,555)

Total stockholders' equity	106,894	567,923

Total liabilities and stockholders' equity	$942,693	$1,363,290

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2009	2008

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net	142,142	33,215
General and administrative	358,147	392,999

Loss from operations	(500,289)	(426,214)

Interest income	2,446	20,868
Interest expense	(5,225)	(7,675)

Net loss	$(503,068)	$(413,021)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	26,834,157	25,750,444

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(503,068)	$(413,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,261	760
Stock based compensation expense	42,039	44,302
Interest imputed on note payable	—	2,675
Changes in operating assets and liabilities:
Prepaid expenses and other	13,601	(9,864)
Tax loss receivable	512,354	306,803
Other receivables	211,438	(3,600)
Accounts payable	(4,344)	(6,452)
Accounts payable - related party	1,461	(1,152)
Accrued expenses	21,256	(80,530)

Net cash provided by (used in) operating activities	295,998	(160,079)

Cash flows from financing activity:
Repayment of note payable	(2,647)	—

Increase (decrease) in cash and cash equivalents	293,351	(160,079)
Cash and cash equivalents - beginning of period	598,644	2,008,909
Cash and cash equivalents - end of period	$891,995	$1,848,830

Supplemental disclosure of cash flow information:
Cash paid for interest	$225	$—
Cash paid for income taxes	$1,500	$—

Noncash financing activities:
Issuance of note payable as payment of insurance premium	$24,706	$—

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

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

The two major components remaining in the development of the HCMS are the completion of the clinical trials and the design and engineering of the production model of the HCMS.  The Company commenced the clinical trials for the HCMS in Buffalo, New York at Kaleida Health/Millard Fillmore Hospital (“Kaleida”) in October 2008 and expects the clinical trials to continue at Kaleida and at three to four other locations, yet to be engaged.  The Company expects to test a minimum of 40 patients.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials.  In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) premarket notification for the HCMS to the United States Food and Drug Administration (“FDA”) once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, the Company will also seek European Union market approval (CE mark).

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

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations and has an accumulated deficit of $20,815,623 as of January 31, 2009.  The Company also has no lending relationships with commercial banks and is dependent on an infusion of capital through the completion of an equity and or debt financing in order to continue operations.  The current economic conditions could make capital raising more difficult to achieve.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and has engaged several placement agents to assist the Company in this initiative.  In addition, the Company is reducing operating expenses.  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its capital raising efforts. If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

The Company agreed to make an initial payment to the Licensor of $264,300 which was subsequently reduced to $262,957 pursuant to the first amendment to the License Agreement dated June 29, 2007 (see Note 5 - Notes Payable - HCMS License Agreement).  The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007 and was required to pay $142,057 on or before November 1, 2008.  Pursuant to the second amendment to the License Agreement dated October 24, 2008, the $142,057 payment was restructured as follows:  a) $39,101 was paid in cash to Hickey on October 24, 2008; b) $34,567 was paid in cash to Lundgren on October 24, 2008; c) $33,822 was paid by issuing 187,900 shares of Scivanta common stock to the Foundation on October 28, 2008; and d) $34,567 was paid in cash to Lundgren on February 4, 2009.

Further, pursuant to the second amendment to the License Agreement dated October 24, 2008, any milestone payments that the Company was required or may have been required to pay to the Licensor under the original terms of the License Agreement were eliminated in exchange for the following:  a) a one-time cash payment by the Company to Hickey of $158,438 on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009 (see Note 5 - Notes Payable - Hickey); b) the issuance of 224,960 shares of the Company’s common stock to the Foundation on October 28, 2008; c)  the issuance of 162,500 shares of the Company’s common stock to Hickey on October 28, 2008; and d) the issuance of 426,560 shares of the Company’s common stock to Lundgren on October 28, 2008.

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

As a result of the subcontractor agreement, the first amendment to the License Agreement and the non-exclusive license agreement between the Licensor and Ethox, the development of the HCMS was partially funded through the NYSTAR Contract.  Pursuant to the terms of the NYSTAR Contract, $937,500 of funding was available for the development of the HCMS with the State of New York providing $750,000 and Ethox providing $187,500 of the funding.  Ethox and Hickey also provided $535,500 and $27,000, respectively, of in-kind contributions.  Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007 (see Ethox Development Agreement), Scivanta provided Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox provided the $562,500 of in-kind contributions (primarily contributed services).  The funding received from the NYSTAR Contract partially supported the development of:  the catheter component of the HCMS by Ethox (see Ethox Development Agreement); the software component of the HCMS by Applied Sciences Group, Inc. (“ASG”) (see ASG Development Agreement); the hardware component of the HCMS by Sparton Medical Systems (“Sparton”) (see Sparton Development Agreement) and the related clinical trials.  Under the terms of the subcontractor agreement between the Foundation and Scivanta, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, reimbursed Scivanta $928,580 of allowable expenditures incurred by Scivanta in connection with the development of the software and hardware components of the HCMS and related clinical trials.

For the three months ended January 31, 2009 and 2008, Scivanta submitted to the Foundation for reimbursement $19,110 and $74,424, respectively, of expenses related to the software and hardware development of the HCMS and the related clinical trials, which were recorded by the Company as a reduction to research and development expenses.  As of November 30, 2008, no further amounts were available for reimbursement to Scivanta under the NYSTAR Contract.

Ethox Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS.  Pursuant to the development agreement, the Company paid $187,500 to Ethox in connection with the NYSTAR Contract funding discussed above (see Subcontractor Agreement and NYSTAR Contract).  The cash payment of $187,500 was paid in $46,875 installments by the Company on each of September 12, 2007, February 13, 2008, June 16, 2008 and August 27, 2008.  These payments were recorded as a prepaid expense by the Company and were fully expensed during the fiscal years ended October 31, 2008 and 2007 as research and development on a pro-rata basis as the HCMS was developed pursuant to the NYSTAR Contract.  During the three months ended January 31, 2008, the Company recorded $24,141 of research and development expense related to the NYSTAR Contract payment.

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

The Company did not record any research and development expense related to this development agreement during the three months ended January 31, 2009 and 2008.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS.  Scivanta can terminate the agreement at any time upon written notification.  For the three months ended January 31, 2009 and 2008, the Company recorded $62,511 and $29,148, respectively, of research and development expense for services and materials provided under this development agreement.

Sparton Development Agreement

On August 22, 2007, Scivanta and Sparton, a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton provided Scivanta engineering and development support for the hardware component of the HCMS.  On October 1, 2008, the Company terminated the development agreement with Sparton.  For the three months ended January 31, 2008, the Company recorded $43,276 of research and development expense for services and materials provided under the development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the HCMS.  The service agreement was amended and restated on February 5, 2009.  Pursuant to the amended and restated service agreement, Rivertek will assist Scivanta in the development of the hardware component of the HCMS and will continue to assist in the management of the development of the software and catheter components of the HCMS.  The amended and restated service agreement will expire on December 31, 2010 and can be terminated earlier by either party upon three days written notice.  The services rendered to Scivanta provided under this contract are to be billed on a time and material basis.

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of its common stock to Rivertek as partial consideration for services rendered under the service agreement.  During the three months ended January 31, 2009, Scivanta recorded $88,886 of research and development expense for services and materials provided under both the service agreement and the amended and restated service agreement.

4.	Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, are Principals of Century Capital Associates LLC (“Century Capital”), a consulting firm.   Effective February 1, 2007, the Company and Century Capital entered into a Sublease Agreement pursuant to which the Company rents office space approximating 2,000 square feet inside Century Capital’s existing offices.  In addition, the Company rents office furniture and other equipment from Century Capital.  This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000.  The Company is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the three months ended January 31, 2009, the Company was billed $19,671 pursuant to the terms of the Sublease Agreement.  As of January 31, 2009, the Company owed Century Capital $2,887 for expenses due under the Sublease Agreement and $1,206 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to January 31, 2009.  During the three months ended January 31, 2008, the Company was billed $18,096 pursuant to the terms of the Sublease Agreement.

5.	Notes Payable

Note Payable – HCMS License Agreement

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 3 – HCMS License Agreement), the Company was required to make a payment to the Licensor of $262,957.  This payment obligation was non-interest bearing.  The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007.   Pursuant to a second amendment to the License Agreement dated October 24, 2008, the Company paid $73,668 in cash ($39,101 to Hickey and $34,567 to Lundgren) on October 24, 2008, paid $33,822 by issuing 187,900 shares of its common stock to the Foundation on October 28, 2008 and paid $34,567 to Lundgren on February 4, 2009.

The Company recorded a note payable on November 10, 2006 of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%.  The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), was accreted as interest expense through November 1, 2008, the original maturity date of the payment obligation (total imputed interest of $27,400).  For the three months ended January 31, 2009 and 2008, the Company recognized $0 and $2,675, respectively, of interest expense related to the note payable.

Note Payable – Hickey

Pursuant to the second amendment to the License Agreement dated October 24, 2008, the Company is required to make a one-time cash payment to Hickey of $158,438.  This payment is due on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009.

Note Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The agreement requires the Company to make nine monthly payments of $2,872, including interest.  The first payment was made by the Company on January 20, 2009.  As of January 31, 2009, the outstanding principal balance related to this finance agreement was $22,059.

6.	Convertible Debentures

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

For each of the three months ended January 31, 2009 and 2008, the Company recorded a total of $5,000 of interest expense related to the February 2007 Debentures.  As of January 31, 2009, $20,000 of interest due on the February 2007 Debentures was accrued.

7.	Stock-Based Compensation

The Company accounts for options issued to employees in accordance with the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”).  The Company accounts for options and warrants granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  The Company recorded stock-based compensation expense as follows:

	Three Months Ended January 31,
	2009	2008
Research and development	$(2,630)	$2,294
General and administrative	44,669	42,008
Total	$42,039	$44,302

For the three months ended January 31, 2009, the Company recorded a $2,630 reduction to stock-based compensation expense related to warrants issued to non-employees.  This reduction resulted from the variable accounting treatment associated with these warrants.  Stock-based compensation expense for non-employees during the three months ended January 31, 2008 amounted to $2,294.

During the three months ended January 31, 2009, the Company granted 625,000 options to its employees (estimated fair value of $62,788 at the date of grant) and granted 111,000 options to its directors (estimated fair value of $11,151 at the date of grant) (see Note 7 of the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008 for information on the valuation and accounting for the grant of stock options and the issuance of warrants and Note 12 for information regarding the valuation of options and warrants issued during the three months ended January 31, 2009).

During the three months ended January 31, 2008, the Company granted 250,000 options to its employees (estimated fair value of $17,498 at the date of grant) and granted 81,000 options to its directors (estimated fair value of $5,670 at the date of grant).  In addition, during the three months ended January 31, 2008, the Company issued warrants to purchase 160,000 shares of common stock of the Company (estimated fair value of $11,471 at the date of issuance) to consultants.

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

For the three months ended January 31, 2009, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 1,763,350 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of the February 2007 Debentures, as their effect would be anti-dilutive.

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

The Company has approximately $14,635,000 and $3,513,000 in federal and state net operating loss carryovers, respectively, which were generated through October 31, 2008 and are available to offset future taxable income in fiscal years 2009 through 2028. The net operating losses for federal income tax purposes begin to expire in 2022 and for state income tax purposes begin to expire in 2013.

The tax effects of temporary differences and carryforwards that give rise to deferred taxes consist of the following:

	January 31, 2009	October 31, 2008

Net operating loss	$5,199,405	$5,012,956
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,670	59,467
License and patent costs	199,403	203,061
Stock based compensation	135,451	118,660
Other	5,076	5,076
Total gross deferred tax assets	5,676,888	5,477,103
Valuation allowance	(5,676,888)	(5,477,103)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by the Company that the realization of the deferred tax assets were not likely to occur in the foreseeable future. The valuation allowance increased $199,785 during the three months ended January 31, 2009, attributable primarily to the non-realizability of the Company’s net operating losses.

In November 2008, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  On December 18, 2008, the Company received $512,354 of net proceeds ($585,061 gross proceeds less $72,707 of expenses incurred) from a third party related to the sale of approximately $6,500,000 of the Company’s unused net operating loss carryovers for the State of New Jersey.  The Company will use these proceeds to continue the development of the HCMS and for working capital purposes.

10.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of January 31, 2009, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of January 31, 2009, options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

Options Granted to Directors

On January 21, 2009, the Company granted non-qualified stock options to purchase an aggregate of 111,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  The options were granted as partial consideration for Messers. Otto, Levy and Giordano’s continuing service in 2009 as members of the Company’s board of directors and related committees.  Each of the options has a five year term and is exercisable at $0.14 per share.  The shares of common stock underlying the options vest as follows:  27,750 shares vest on each of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009.  In the event of a change in control of Scivanta, as defined in the 2007 Equity Inventive Plan, the option becomes fully vested as of ten days prior to the change in control.

The value of each of the options was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The options had an aggregate value of approximately $11,151 at the date of grant.

Summary of Stock Options

Option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the three months ended January 31, 2009 were as follows:

	Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,801,000	$0.16	$52,340
Granted during the period	736,000	$0.14
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at January 31, 2009	2,537,000	$0.16	$16,900
Exercisable at January 31, 2009	1,322,998	$0.16	$16,900
Exercisable at October 31, 2008	1,077,083	$0.16	$45,673

Information with respect to outstanding options and options exercisable as of January 31, 2009 that were granted to employees and directors is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	5.9	$0.02	35,000	$0.02	5.9
$0.08	335,000	5.6	$0.08	335,000	$0.08	5.6
$0.14	1,067,000	8.7	$0.14	164,332	$0.14	6.5
$0.20	1,100,000	8.0	$0.20	788,666	$0.20	8.0
	2,537,000	7.9	$0.16	1,322,998	$0.16	7.1

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of January 31, 2009 is as follows:

	Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	723,917	$0.14
Granted during the period	736,000	$0.10
Vested during the period	(245,915)	$0.13
Terminated during the period	—	—
Nonvested at January 31, 2009	1,214,002	$0.12

As of January 31, 2009, there was $145,494 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of fifteen months.

Warrants to Purchase Common Stock

Stock warrant transactions during the three months ended January 31, 2009 were as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,838,350	$0.14	$109,574
Issued during the period	—	—
Exercised during the period	—	—
Terminated during the period	(75,000)	$0.33
Outstanding at January 31, 2009	1,763,350	$0.14	$55,328
Exercisable at January 31, 2009	1,612,103	$0.13	$55,328
Exercisable at October 31, 2008	1,488,852	$0.13	$104,849

Information with respect to outstanding warrants and warrants exercisable at January 31, 2009 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.03 - 0.04	666,600	2.0	$0.04	666,600	$0.04	2.0
$0.13	285,000	4.0	$0.13	253,753	$0.13	3.9
$0.20 – 0.26	811,750	3.4	$0.22	691,750	$0.22	3.4
	1,763,350	3.0	$0.14	1,612,103	$0.13	2.9

A summary of the nonvested shares subject to warrants as of January 31, 2009 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	349,498	$0.14
Issued during the period	—	—
Vested during the period	(123,251)	$0.14
Terminated during the period	(75,000)	$0.03
Nonvested at January 31, 2009	151,247	$0.19

As of January 31, 2009, there was $26,612 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of sixteen months.

Cancellation of Common Stock and Warrants to Purchase Common Stock

On November 26, 2008, in connection with the termination of the consulting agreement with Catalyst Financial Resources LLC (“Catalyst”) dated April 1, 2008, the Company cancelled 25,000 shares of restricted common stock issued on April 1, 2008 pursuant to the consulting agreement.  In addition, the Company cancelled 75,000 shares underlying the warrant issued to Catalyst on April 1, 2008.

11.	Commitments and Contingencies

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

In addition, in the event that within one-hundred eighty days of a Change of Control (as defined in the Employment Agreements and used herein) of the Company, the employment of Mr. LaVance or Mr. Gifford is terminated by the Company or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with the Company or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided, however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by the Company at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment.  The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s or Mr. Gifford’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the twelve months prior to the earlier of (A) the effective date of the Change of Control and (B) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with the Company.

Item 2.	Management Discussion and Analysis or Plan of Operation

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  On January 4, 2007, we changed our name from Medi-Hut Co., Inc. to Scivanta Medical Corporation.

Scivanta currently does not generate revenue from any sources.  On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The HCMS is currently in the development stage.

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

We commenced our clinical trials in Buffalo, New York at Kaleida in October 2008 and expect the clinical trials to continue at Kaleida and at three to four other locations, yet to be engaged, through June 2009.  We expect to test a minimum of 40 patients.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials and will take approximately four to six months from the filing date of this report.  In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) pre-market notification clearance application for the HCMS to the FDA once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, we will also seek European Union market approval (CE mark).

We will not be able to complete the clinical trials or the design and engineering of the production model of the HCMS without obtaining additional cash through an equity and/or debt financing or corporate partnerships.  We are aggressively pursuing potential investors and have engaged several placement agents to assist us in this endeavor.  Scivanta had approximately $664,000 of cash on hand as of March 13, 2009, which will allow us to continue our administrative operations and a minimum amount of our HCMS development activities for approximately seven to nine months from the filing date of this report.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the HCMS through any corporate partnerships and/or through equity and/or debt financing.  The current economic conditions could make financing more difficult to obtain.  In addition, no assurances can be given that if we successfully develop and market the HCMS, such product will become profitable.

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) pre-market notification clearance from the FDA for the HCMS by the end of July 2009, which will allow Scivanta to commence sales of the HCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three to six months following the commencement of United States sales.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes, contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis or Plan of Operation and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008.  There have been no material changes to the critical accounting policies.

Results of Operations

Net Sales.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.  See “Item 2.  Management Discussion and Plan of Operation – Background.”

Research and Development.  For the three months ended January 31, 2009, research and development expenses, on a net basis, were $142,142, which consisted of gross research and development expenses of $161,752 offset by $19,610 of research and development expenses reimbursed by the Foundation.  For the three months ended January 31, 2008, research and development expenses, on a net basis, were $33,215, which consisted of gross research and development expenses of $105,639 offset by $72,424 of research and development expenses reimbursed by the Foundation.  The $108,927, or 328%, increase in research and development expenses, on a net basis, for the three months ended January 31, 2009 was primarily due to a $36,938 increase in software and hardware development costs for the HCMS, a $17,895 increase in consulting expenses related to the development of the HCMS and a $52,814 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the expiration of the NYSTAR Contract.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2009 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2009: (a) on a gross basis, to remain consistent with gross research and development expenses incurred during the fiscal year ended October 31, 2008 as we continue to develop the HCMS and (b) on a net basis, to significantly increase from net research and development expenses incurred during the fiscal year ended October 31, 2008 since the term of the NYSTAR Contract has expired and Scivanta will no longer be reimbursed by the Foundation for research and development expenses.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2009, on both a gross and net basis, to significantly decrease as we reduce our research and development activities.

General and Administrative.  For the three months ended January 31, 2009, general and administrative expenses were $358,147, as compared to $392,999 for the three months ended January 31, 2008.  The $34,852, or 9%, decrease in general and administrative expenses for the three months ended January 31, 2009 was primarily due to a $17,377 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $12,000 decrease in consulting expense for investor relations, a $7,576 decrease in salary and benefit costs and a $5,146 decrease in travel costs.  These decreases in general and administrative expenses for the three months ended January 31, 2009 were partially offset by a $9,223 increase in director fees.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2009 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the HCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2009 to increase as we build the administrative infrastructure necessary to support the development and marketing of the HCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the HCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2009 to decrease as we reduce our operating activities.

Other Income (Expenses).  During the three months ended January 31, 2009 and 2008, we incurred interest expense of $5,225 and $7,675, respectively.  The $2,450, or 32%, decrease in interest expense for the three months ended January 31, 2009 was primarily due to a decrease in interest associated with the note payable related to the License Agreement.

Interest income for the three months ended January 31, 2009 and 2008 was $2,446 and $20,868, respectively.  The $18,422, or 88%, decrease in interest income for the three months ended January 31, 2009 was primarily due to a decrease in cash and cash equivalents and a decrease in interest rates.

Net Loss.  For the three months ended January 31, 2009, the Company had a net loss of $503,068 or $0.02 per share (basic and diluted), as compared to a net loss of $413,021 or $0.02 per share (basic and diluted) for the three months ended January 31, 2008.  The increase in the net loss was primarily attributable to a $108,927 increase in research and development expenses, on a net basis, offset by a $34,852 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2009, Scivanta had working capital of $350,587 and cash and cash equivalents on hand of $891,995.  The $293,351 increase in cash on hand from October 31, 2008 was primarily due to the receipt of $512,354 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2008 NJEDA Technology Business Tax Certificate Transfer Program and the receipt of $211,438 of receivables due from the Foundation and Ethox, offset by our continuing operating expenses.

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

As of March 13, 2009, our cash position was approximately $664,000.  Based on this, without any additional financing, we will be able to continue our administrative operations and a very small amount of our HCMS development activities for approximately seven to nine months from the filing date of this report.  As a result of our current liquidity position, our auditors have expressed substantial doubt that we can continue as a going concern.  Our financial statements do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.   We believe that our focus should be on obtaining additional capital through the private placement of our securities. We are aggressively pursuing potential equity and or debt investors and have engaged several placement agents to assist us in this initiative.  In addition, we are reducing operating expenses.  While we are aggressively pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of the company.  Any additional equity financing may result in substantial dilution to our stockholders.

Expenditures under our development agreements with Ethox, ASG and Rivertek are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend up to $400,000 related to these agreements over the next four to six months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 4T.	Controls and Procedures

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

Options Granted to Executive Officers

On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 250,000 shares of common stock under the 2007 Equity Incentive Plan to each of Messers. LaVance and Gifford.  An aggregate of 500,000 shares of common stock could be purchased pursuant to these options.  Each option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying the options vest as follows:  166,666 shares vest on December 31, 2009; 166,666 shares vest on December 31, 2010; and 166,668 shares vest on December 31, 2011.    In the event of a change in control of Scivanta, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to each of Messers. LaVance and Gifford of the options to purchase an aggregate of 500,000 shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Options Granted to Non-Executive Officer

On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 125,000 shares of common stock under the 2007 Equity Incentive Plan to Allan J. Jones, Scivanta’s controller.  The option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying the option vest as follows:  41,666 shares vest on December 31, 2009; 41,666 shares vest on December 31, 2010; and 41,668 shares vest on December 31, 2011.  In the event of a change in control of Scivanta, as defined in the 2007 Equity Inventive Plan, the option becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to Mr. Jones of the option to purchase 125,000 shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Options Granted to Directors

On January 21, 2009, Scivanta granted non-qualified stock options to purchase an aggregate of 111,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  The options were granted as partial consideration for Messers. Otto, Levy and Giordano’s continuing service in 2009 as members of Scivanta’s board of directors and related committees.  Each of the options has a five year term and is exercisable at $0.14 per share.  The shares of common stock underlying the options vest as follows:  27,750 shares vest on each of March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009.  In the event of a change in control of Scivanta, as defined in the 2007 Equity Inventive Plan, the option becomes fully vested as of ten days prior to the change in control.

In connection with the issuance to each of Messers. Otto, Levy and Giordano of the options to purchase an aggregate of 111,000 shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

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

DATE:	SCIVANTA MEDICAL CORPORATION

March 17, 2009	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 17, 2009	By:	/s/ Thomas S. Gifford
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

10.13
Third Addendum to the Technology License Agreement dated November 10, 2006, between the Registrant and The Research Foundation of State University of New York, for and on behalf of the University at Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren, dated December 10, 2008 (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.14
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

10.15
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.16
Warrant to purchase 209,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.17
Warrant to purchase 105,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Lawrence M. Levy (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.18
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

Exhibit No.	Description of Exhibit

10.23
Service Agreement, dated February 1, 2008, between the Registrant and Rivertek Medical Systems, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.24
Amendment No. 1 to the Service Agreement dated February 1, 2008 between the Registrant and Rivertek Medical Systems, Inc., dated April 28, 2008.  (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.25	Amended and Restated Service Agreement dated February 5, 2009 between the Registrant and Rivertek Medical Systems, Inc.

10.26
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.27
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.28
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 27,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.29
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.30
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 29,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit No.	Description of Exhibit

10.31
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance (Incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.32
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.33
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.34
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.35
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.36
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.37
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 39,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.