Form 10-K/A
period 2008-10-31
SCIVANTA MEDICAL CORP
filed 2009-05-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Annual Report on Form 10-KSB, as amended by this Amendment No. 1 on Form 10-KSB/A, incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 2, 2009.  The Proxy Statement was filed with the Securities and Exchange Commission (the "SEC") on February 26, 2009.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Amendment No. 1 to the Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Registrant to successfully acquire, develop or market products and form new business relationships.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this Amendment No. 1 to the Annual Report on Form 10-KSB is submitted to the SEC.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, which was filed with the SEC on January 29, 2009, to amend and restate Item 8A of Part II, “Controls and Procedures,” to correct a deficiency in the disclosure previously provided in the Form 10-KSB.  As required by Rule 12b-15 of the Exchange Act, new certifications by the Registrant’s principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have included Item 13 of Part III, “Exhibits,” as part of this Amendment No 1.  As further required by Rule 12b-15, this Amendment No. 1 set forth the complete text of each item as amended.

This Amendment No. 1 does not affect any other section of the Form 10-KSB not otherwise discussed herein and continues to speak as of the date of the Form 10-KSB.  Accordingly, this Amendment No. 1 should be read in conjunction with the Registrant’s other filings made with the SEC subsequent to the filing of the Form 10-KSB.

1

PART II

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

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate control over financial reporting for the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

2

Management, with the participation of the Company’s President and Chief Executive Officer and the Company's Chief Financial Officer and Secretary, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008.

The Annual Report on Form 10-KSB, as amended by this Amendment No. 1 on Form 10-KSB/A, does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in the Annual Report on Form 10-KSB, as amended by this Amendment No. 1 on Form 10-KSB/A.

PART III

Item 13.        Exhibits.

Reference is made to the Index of Exhibits beginning on page E-1 below.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

May 29, 2009	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors, President and Chief Executive Officer

4

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

10.13†
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

10.23†	Service Agreement, dated February 1, 2008, between the Registrant and Rivertek Medical Systems, Inc.

Exhibit No.	Description of Exhibit

10.24†	Amendment No. 1 to the Service Agreement dated February 1, 2008 between the Registrant and Rivertek Medical Systems, Inc., dated April 28, 2008.

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

10.32*†
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.

10.33*†
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.

10.34*†
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Registrant.

10.35*†
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Registrant.

10.36*†
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 39,000 shares of common stock of the Registrant.

21.1†	List of Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Constitutes a management contract under Section 601 of Regulation S-B.

† Previously filed with the Registrant’s Annual Report on Form 10-KSB, filed with the SEC on January 29, 2009.