Form 10-Q
period 2009-04-30
SCIVANTA MEDICAL CORP
filed 2009-06-15
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

As of June 12, 2009, there were 26,981,210 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

Certain information and footnote disclosures required under U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the fiscal year ended October 31, 2008 of Scivanta Medical Corporation (“Scivanta” or the “Company”), as amended.

The results of operations for the three and six months ended April 30, 2009 and 2008, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets

	April 30, 2009 (Unaudited)	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$508,511	$598,644
Prepaid expenses and other	31,066	33,286
Tax loss receivable	--	512,354
Other receivables	--	211,438

Total current assets	539,577	1,355,722

Other	5,047	7,568

Total assets	$544,624	$1,363,290
Liabilities
Current liabilities:
Accounts payable	$270,786	$226,909
Accounts payable - related party	3,606	2,632
Accrued expenses	127,731	122,821
Notes payable	172,411	34,567
Convertible debentures	250,000	--

Total current liabilities	824,534	386,929

Long-term liabilities:
Note payable	--	158,438
Convertible debentures	--	250,000

Total long-term liabilities	--	408,438

Commitments and contingencies

Stockholders' (deficiency) equity
Common stock, $.001 par value; 100,000,000 shares authorized; 26,981,210 and 26,852,364 shares issued and outstanding, respectively	26,981	26,852
Additional paid-in capital	20,947,496	20,853,626
Accumulated deficit	(21,254,387)	(20,312,555)

Total stockholders' (deficiency) equity	(279,910)	567,923

Total liabilities and stockholders' (deficiency) equity	$544,624	$1,363,290

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

Net sales	$--	$--	$--	$--
Cost of sales	--	--	--	--
Gross profit	--	--	--	--

Operating expenses:
Research and development, net	84,277	65,107	226,419	98,322
General and administrative	349,423	326,723	707,571	719,722

Loss from operations	(433,700)	(391,830)	(933,990)	(818,044)

Interest income	467	11,469	2,913	32,337
Interest expense	(5,530)	(7,675)	(10,755)	(15,350)

Net loss	$(438,763)	$(388,036)	$(941,832)	$(801,057)

Net loss per common share, basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	26,981,210	25,783,777	26,906,465	25,766,928

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(941,832)	$(801,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,521	1,520
Stock based compensation expense	73,999	66,529
Interest imputed on note payable	--	5,350
Changes in operating assets and liabilities:
Prepaid expenses and other	26,926	(12,147)
Tax loss receivable	512,354	306,803
Other receivables	211,438	(80,352)
Deposit	--	53,579
Accounts payable	43,877	15,834
Accounts payable - related party	974	(1,298)
Accrued expenses	24,910	(97,238)
Net cash used in operating activities	(44,833)	(542,477)

Cash flows from financing activity:
Repayment of note payable	(45,300)	--

Decrease in cash and cash equivalents	(90,133)	(542,477)
Cash and cash equivalents - beginning of period	598,644	2,008,909
Cash and cash equivalents - end of period	$508,511	$1,466,432

Supplemental disclosure of cash flow information:
Cash paid for interest	$755	$20,000
Cash paid for income taxes	$1,500	$1,820
Noncash operating activity:
Issuance of common stock as payment for consulting services	$--	$3,500
Noncash financing activities:
Issuance of note payable as payment for insurance premium	$24,706	$--
Issuance of 153,846 shares of common stock as payment for interest due on convertible debentures	$20,000	$--

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

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

The two major components remaining in the development of the HCMS are the completion of the clinical trials and the design and engineering of the production model of the HCMS.  The Company commenced the clinical trials for the HCMS in Buffalo, New York at Kaleida Health/Millard Fillmore Hospital (“Kaleida”) in October 2008 and expects the clinical trials to continue at Kaleida and at three other locations, two of which have been engaged.  The Company expects to test a minimum of 40 patients.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials.  In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) premarket notification for the HCMS to the United States Food and Drug Administration (“FDA”) once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, the Company will also seek European Union market approval (CE mark).

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the HCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company is aggressively pursuing potential investors and has engaged several placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the HCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the HCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations and has an accumulated deficit of $21,254,387 as of April 30, 2009.  The Company also has no lending relationships with commercial banks and is dependent on an infusion of capital through the completion of an equity and or debt financing in order to continue operations.  The current economic conditions could make capital raising more difficult to achieve.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company agreed to make an initial payment to the Licensor of $264,300 which was subsequently reduced to $262,957 pursuant to the first amendment to the License Agreement dated June 29, 2007 (see Note 5 - Notes Payable - HCMS License Agreement).  The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007 and was required to pay $142,057 on November 1, 2008.  Pursuant to the second amendment to the License Agreement dated October 24, 2008, the $142,057 payment was restructured as follows:  a) $39,101 was paid in cash to Hickey on October 24, 2008; b) $34,567 was paid in cash to Lundgren on October 24, 2008; c) $33,822 was paid by issuing 187,900 shares of Scivanta common stock to the Foundation on October 28, 2008; and d) $34,567 was paid in cash to Lundgren on February 4, 2009.

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

As of November 30, 2008, no further amounts were available for reimbursement to Scivanta under the NYSTAR Contract.  For the three and six months ended April 30, 2009, Scivanta submitted to the Foundation for reimbursement $0 and $19,110, respectively, of expenses related to the software and hardware development of the HCMS and the related clinical trials, which were recorded by the Company as a reduction to research and development expenses.  For the three and six months ended April 30, 2008, Scivanta submitted to the Foundation for reimbursement $171,790 and $244,214, respectively, of expenses related to the software and hardware development of the HCMS and the related clinical trials, which were recorded by the Company as a reduction to research and development expenses.

Ethox Development Agreement

On June 29, 2007, the Company and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the HCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the HCMS.  Pursuant to the development agreement, the Company paid $187,500 to Ethox in connection with the NYSTAR Contract funding discussed above (see Subcontractor Agreement and NYSTAR Contract).  The cash payment of $187,500 was paid in $46,875 installments by the Company on each of September 12, 2007, February 13, 2008, June 16, 2008 and August 27, 2008.  These payments were recorded as a prepaid expense by the Company and were fully recognized as research and development expense during the fiscal years ended October 31, 2008 and 2007 on a pro-rata basis as the HCMS was developed pursuant to the NYSTAR Contract.  During the three and six months ended April 30, 2008, the Company recorded $17,366 and $41,507, respectively, of research and development expense related to the NYSTAR Contract payment.

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

The Company did not record any research and development expense related to this development agreement during the three and six months ended April 30, 2009 and 2008.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS.  Scivanta can terminate the agreement at any time upon written notification.  For the three and six months ended April 30, 2009, the Company recorded $41,058 and $103,569, respectively, of research and development expense for services and materials provided under this development agreement.  For the three and six months ended April 30, 2008, the Company recorded $62,242 and $91,390, respectively, of research and development expense for services and materials provided under this development agreement.

Sparton Development Agreement

On August 22, 2007, Scivanta and Sparton, a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton provided Scivanta engineering and development support for the hardware component of the HCMS.  On October 1, 2008, the Company terminated the development agreement with Sparton.  For the three and six months ended April 30, 2008, the Company recorded $109,548 and $152,824, respectively, of research and development expense for services and materials provided under the development agreement.

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

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of its common stock to Rivertek as partial consideration for services rendered under the service agreement.  During the three and six months ended April 30, 2009, Scivanta recorded $20,152 and $109,038, respectively, of research and development expense for services and materials provided under both the service agreement and the amended and restated service agreement.  During the three and six months ended April 30, 2008, Scivanta recorded $26,689 of research and development expense for services and materials provided under both the service agreement and the amended and restated service agreement.

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

During the three and six months ended April 30, 2009, the Company was billed $17,006 and $36,677, respectively, pursuant to the terms of the Sublease Agreement.  As of April 30, 2009, the Company owed Century Capital $1,904 for expenses due under the Sublease Agreement and $1,702 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to April 30, 2009.  During the three and six months ended April 30, 2008, the Company was billed $16,900 and $34,996, respectively, pursuant to the terms of the Sublease Agreement.

5.	Notes Payable

Note Payable – HCMS License Agreement

Pursuant to the terms of the HCMS License Agreement, as amended (see Note 3 – HCMS License Agreement), the Company was required to make a payment to the Licensor of $262,957.  This payment obligation was non-interest bearing.  The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007.   Pursuant to a second amendment to the License Agreement dated October 24, 2008, the Company paid $73,668 in cash ($39,101 to Hickey and $34,567 to Lundgren) on October 24, 2008, paid $33,822 by issuing 187,900 shares of its common stock to the Foundation on October 28, 2008 and paid $34,567 in cash to Lundgren on February 4, 2009.

The Company recorded a note payable on November 10, 2006 of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%.  The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), was accreted as interest expense through November 1, 2008, the original maturity date of the payment obligation (total imputed interest of $27,400).  For the three and six months ended April 30, 2008, the Company recognized $2,675 and $5,350, respectively, of interest expense related to the note payable.

Note Payable – Hickey

Pursuant to the second amendment to the License Agreement dated October 24, 2008, the Company is required to make a one-time cash payment to Hickey of $158,438.  This payment is due on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009.

Note Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The agreement requires the Company to make nine monthly payments of $2,872, including interest.  The first payment was made by the Company on January 20, 2009.  As of April 30, 2009, the outstanding principal balance related to this finance agreement was $13,974.

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

On February 1, 2009, the Company issued 153,846 shares of its common stock to the February 2007 Debenture holders as payment for $20,000 of interest due for the period commencing February 1, 2008 and ending January 31, 2009.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.13 per share) as defined in the February 2007 Debentures.

For the three and six months ended April 30, 2009, the Company recorded a total of $5,000 and $10,000, respectively, of interest expense related to the February 2007 Debentures.  As of April 30, 2009, $5,000 of interest due on the February 2007 Debentures was accrued.  For the three and six months ended April 30, 2008, the Company recorded a total of $5,000 and $10,000, respectively, of interest expense related to the February 2007 Debentures.

7.	Stock-Based Compensation

The Company accounts for stock options issued to employees in accordance with the Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”).  The Company accounts for stock options and warrants granted to non-employees under SFAS 123R and Emerging Issues Task Force Consensus No. 96-18, “Accounting for Equity Investments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.”  The Company recorded stock-based compensation expense as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
Research and development	$(1,241)	$1,147	$(3,871)	$3,441
General and administrative	33,201	21,080	77,870	63,088
Total	$31,960	$22,227	$73,999	$66,529

For the three and six months ended April 30, 2009, the Company recorded a reduction of $1,241 and $3,871, respectively, to stock-based compensation expense related to warrants issued to non-employees.  This reduction resulted from the variable accounting treatment associated with these warrants.  Stock-based compensation expense for non-employees during the three and six months ended April 30, 2008 amounted to $4,647 and $6,941, respectively.

During the three months ended April 30, 2009, the Company did not grant any stock options to employees.  During the six months ended April 30, 2009, the Company granted 625,000 stock options to its employees (estimated fair value of $62,788 at the date of grant) and granted 111,000 stock options to its directors (estimated fair value of $11,151 at the date of grant)

During the three months ended April 30, 2008, the Company did not grant any stock options to employees.  During the six months ended April 30, 2008, the Company granted 250,000 stock options to its employees (estimated value of $17,498 at the date of grant) and granted 81,000 stock options to its directors (estimated value of $5,670 at the date of grant).  During the three months ended April 30, 2008, the Company issued warrants to purchase 275,000 shares of common stock of the Company to consultants.  During the six months ended April 30, 2008, the Company issued warrants to purchase 435,000 shares of common stock of the Company to consultants.

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

For the three and six months ended April 30, 2009, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding stock options, 1,763,350 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of the February 2007 Debentures, as their effect would be anti-dilutive.

For the three and six months ended April 30, 2008, diluted net loss per share did not include the effect of 1,801,000 shares of common stock issuable upon the exercise of outstanding stock options, 2,251,682 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

The tax effects of temporary differences and carryforwards that give rise to deferred taxes consist of the following:

	April 30, 2009	October 31, 2008

Net operating loss	$5,371,758	$5,012,956
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	59,794	59,467
License and patent costs	195,864	203,061
Stock based compensation	142,524	118,660
Other	5,076	5,076
Total gross deferred tax assets	5,852,899	5,477,103
Valuation allowance	(5,852,899)	(5,477,103)
Net deferred tax assets	$--	$--

The deferred tax asset is fully offset by a valuation allowance as it was determined by the Company that the realization of the deferred tax assets were not likely to occur in the foreseeable future. The valuation allowance increased $375,796 during the six months ended April 30, 2009, attributable primarily to the non-realizability of the Company’s net operating losses.

In November 2008, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  On December 18, 2008, the Company received $512,354 of net proceeds ($585,061 gross proceeds less $72,707 of expenses incurred) from a third party related to the sale of approximately $6,500,000 of the Company’s unused net operating loss carryovers for the State of New Jersey.  The Company has used these proceeds to continue the development of the HCMS and for working capital purposes.

10.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of April 30, 2009, stock options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of April 30, 2009, stock options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock could be awarded under the 2007 Equity Incentive Plan.

Stock Options Granted to Executive Officers

On January 21, 2009, the Company granted a non-qualified stock option to purchase 250,000 shares of common stock under the 2007 Equity Incentive Plan to each of Messers. LaVance and Gifford.  An aggregate of 500,000 shares of common stock could be purchased pursuant to these stock options.  Each stock option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying the stock options vest as follows:  166,666 shares vest on December 31, 2009; 166,666 shares vest on December 31, 2010; and 166,668 shares vest on December 31, 2011.    In the event of a change in control of the Company, as defined in the 2007 Equity Incentive Plan, each of the stock options becomes fully vested as of ten days prior to the change in control.

The value of each of the stock options was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The stock options had an aggregate value of approximately $50,230 at the date of grant.

Stock Options Granted to Non-Executive Officer

On January 21, 2009, the Company granted a non-qualified stock option to purchase 125,000 shares of common stock under the 2007 Equity Incentive Plan to Allan J. Jones, the Company’s controller.  The stock option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying the stock option vest as follows:  41,666 shares vest on December 31, 2009; 41,666 shares vest on December 31, 2010; and 41,668 shares vest on December 31, 2011.  In the event of a change in control of the Company, as defined in the 2007 Equity Inventive Plan, the stock option becomes fully vested as of ten days prior to the change in control.

The value of the stock option was estimated on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The stock option had a value of approximately $12,558 at the date of grant.

Stock Options Granted to Directors

On January 21, 2009, the Company granted non-qualified stock options to purchase an aggregate of 111,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  The stock options were granted as partial consideration for Messers. Otto, Levy and Giordano’s continuing service in 2009 as members of the Company’s board of directors and related committees.  Each of the stock options has a five year term and is exercisable at $0.14 per share.  The shares of common stock underlying the stock options vest or vested as follows:  27,750 shares vested on March 31, 2009 and 27,750 shares vest on each of June 30, 2009, September 30, 2009 and December 31, 2009.  In the event of a change in control of Scivanta, as defined in the 2007 Equity Inventive Plan, the stock options become fully vested as of ten days prior to the change in control.

The value of each of the stock options was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The stock options had an aggregate value of approximately $11,151 at the date of grant.

Summary of Stock Options

Stock option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the six months ended April 30, 2009 were as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,801,000	$0.16	$52,340
Granted during the period	736,000	$0.14
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at April 30, 2009	2,537,000	$0.16	$16,900
Exercisable at April 30, 2009	1,434,748	$0.16	$16,900
Exercisable at October 31, 2008	1,077,083	$0.16	$45,673

Information with respect to outstanding stock options and stock options exercisable as of April 30, 2009 that were granted to employees and directors is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	5.7	$0.02	35,000	$0.02	5.7
$0.08	335,000	5.3	$0.08	335,000	$0.08	5.3
$0.14	1,067,000	8.5	$0.14	192,082	$0.14	6.7
$0.20	1,100,000	7.8	$0.20	872,666	$0.20	7.8
	2,537,000	7.7	$0.16	1,434,748	$0.16	7.0

A summary of the nonvested shares subject to stock options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of April 30, 2009 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	723,917	$0.14
Granted during the period	736,000	$0.10
Vested during the period	(357,665)	$0.14
Terminated during the period	--	--
Nonvested at April 30, 2009	1,102,252	$0.11

As of April 30, 2009, there was $116,728 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of thirteen months.

Warrants to Purchase Common Stock

Warrant transactions during the six months ended April 30, 2009 were as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,838,350	$0.14	$109,574
Issued during the period	--	--
Exercised during the period	--	--
Terminated during the period	(75,000)	$0.33
Outstanding at April 30, 2009	1,763,350	$0.14	$55,328
Exercisable at April 30, 2009	1,643,350	$0.13	$55,328
Exercisable at October 31, 2008	1,488,852	$0.13	$104,849

Information with respect to outstanding warrants and warrants exercisable at April 30, 2009 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.03 - 0.04	666,600	1.8	$0.04	666,600	$0.04	1.8
$0.13	285,000	3.7	$0.13	285,000	$0.13	3.7
$0.20 - 0.25	811,750	3.1	$0.22	691,750	$0.22	3.1
	1,763,350	2.7	$0.14	1,643,350	$0.13	2.7

A summary of the nonvested shares subject to warrants as of April 30, 2009 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	349,498	$0.14
Issued during the period	--	--
Vested during the period	(154,498)	$0.13
Terminated during the period	(75,000)	$0.03
Nonvested at April 30, 2009	120,000	$0.22

As of April 30, 2009, there was $22,177 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of fourteen months.

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

12.	Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued SFAS No.165, Subsequent Events. The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009. The Company will adopt the new disclosure requirement in all future interim and annual financial statements and does not believe that the implementation of this standard will have a significant impact on the future financial statements of the Company.

On June 3, 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), which will officially launch on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification is not expected to change U. S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. The Company expects to adopt the use of the Codification for the year ended October 31, 2009.  The Company is currently evaluating the potential effect on its financial statements.

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

We commenced our clinical trials in Buffalo, New York at Kaleida in October 2008 and expect the clinical trials to continue at Kaleida and at three other locations, two have which have been engaged, through October 2009.  We expect to test a minimum of 40 patients.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials and will take approximately five to six months from the filing date of this report.  In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) pre-market notification clearance application for the HCMS to the FDA once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, we will also seek European Union market approval (CE mark).

We will not be able to complete the clinical trials or the design and engineering of the production model of the HCMS without obtaining additional cash through an equity and/or debt financing or corporate partnerships.  We are aggressively pursuing potential investors and have engaged several placement agents to assist us in this endeavor.  Scivanta had approximately $360,000 of cash on hand as of June 5, 2009, which will allow us to continue our administrative operations for approximately five to seven months from the filing date of this report.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the HCMS through any corporate partnerships and/or through equity and/or debt financing.  The current economic conditions could make financing more difficult to obtain.  In addition, no assurances can be given that if we successfully develop and market the HCMS, such product will become profitable.

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) pre-market notification clearance from the FDA for the HCMS by the end of January 2010, which will allow Scivanta to commence sales of the HCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three to six months following the commencement of United States sales.

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

Research and Development.  For the three months ended April 30, 2009, research and development expenses, on a gross and net basis, were $84,277.  For the three months ended April 30, 2008, research and development expenses, on a net basis, were $65,107, which consisted of gross research and development expenses of $236,897 offset by $171,790 of research and development expenses reimbursed by the Foundation.  The $19,170, or 29%, increase in research and development expenses, on a net basis, for the three months ended April 30, 2009 was primarily due to a $17,500 increase in clinical trial costs and a $171,790 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the expiration of the NYSTAR Contract.  These increases to research and development expense, on a net basis, for the three months ended April 30, 2009 were offset by a $132,899 decrease in software and hardware development costs for the HCMS and a $33,441 decrease in consulting expenses related to the development of the HCMS resulting from the Company’s decision to slowdown development of the HCMS as it seeks additional capital.

For the six months ended April 30, 2009, research and development expenses, on a net basis, were $226,419, which consisted of gross research and development expenses of $246,029 offset by $19,610 of research and development expenses reimbursed by the Foundation.  For the six months ended April 30, 2008, research and development expenses, on a net basis, were $98,322, which consisted of gross research and development expenses of $342,536 offset by $244,214 of research and development expenses reimbursed by the Foundation.  The $128,097, or 130%, increase in research and development expenses, on a net basis, for the six months ended April 30, 2009 was primarily due to a $20,500 increase in clinical trial costs and a $224,604 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the expiration of the NYSTAR Contract.  These increases to research and development expense, on a net basis, for the six months ended April 30, 2009 were partially offset by a $95,962 decrease in software and hardware development costs for the HCMS and a $15,546 decrease in consulting expenses related to the development of the HCMS resulting from the Company’s decision to slowdown development of the HCMS as it seeks additional capital.

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

General and Administrative.  For the three months ended April 30, 2009, general and administrative expenses were $349,423, as compared to $326,723 for the three months ended April 30, 2008.  The $22,700, or 7%, increase in general and administrative expenses for the three months ended April 30, 2009 was primarily due a $10,000 increase in consulting expenses related to business development, a $7,219 increase in employee payroll tax and benefit costs and a $12,121 increase in stock based compensation expense primarily related to stock options granted to employees and directors.  These increases in general and administrative expenses for the three months ended April 30, 2009 were partially offset by a $6,000 decrease in consulting expense for investor relations and a $2,873 decrease in office expense.

For the six months ended April 30, 2009, general and administrative expenses were $707,571, as compared to $719,722 for the six months ended April 30, 2008.  The $12,151, or 2%, decrease in general and administrative expenses for the six months ended April 30, 2009 was primarily due a $16,520 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $18,326 decrease in consulting expense for investor relations, $4,466 decrease in travel costs, a $2,712 decrease in costs associated with SEC filings and a $2,628 decrease in the cost of director and officer liability insurance.  These decreases in general and administrative expenses for the six months ended April 30, 2009 were partially offset by a $7,723 increase in director fees, a $10,000 increase in consulting expenses related to business development and a $14,782 increase in stock based compensation expense primarily related to stock options granted to employees and directors.

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

Other Income (Expenses).  During the three months ended April 30, 2009 and 2008, we incurred interest expense of $5,530 and $7,675, respectively.  During the six months ended April 30, 2009 and 2008, we incurred interest expense of $10,755 and $15,350, respectively.  The $2,145, or 28%, decrease in interest expense for the three months ended April 30, 2009 and  the $4,595, or 30%, decrease in interest expense for the six months ended April 30, 2009 was primarily due to a decrease in interest associated with the note payable related to the License Agreement.

Interest income for the three months ended April 30, 2009 and 2008 was $467 and $11,469, respectively.  Interest income for the six months ended April 30, 2009 and 2008 was $2,913 and $32,337, respectively.  The $11,002, or 96%, decrease in interest income for the three months ended April 30, 2009 and the $29,424, or 91%, decrease in interest income for the six months ended April 30, 2009 was due to a decrease in cash and cash equivalents and a decrease in interest rates.

Net Loss.  For the three months ended April 30, 2009, the Company had a net loss of $438,763, or $0.02 per share (basic and diluted), as compared to a net loss of $388,036, or $0.02 per share (basic and diluted), for the three months ended April 30, 2008.  The increase in the net loss was primarily attributable to a $19,171 increase in research and development expenses, on a net basis, a $22,700 increase in general and administrative expenses and an $11,002 decrease in interest income.

For the six months ended April 30, 2009, the Company had a net loss of $941,832, or $0.04 per share (basic and diluted), as compared to a net loss of $801,057, or $0.03 per share (basic and diluted), for the six months ended April 30, 2008.  The increase in the net loss was primarily attributable to a $128,097 increase in research and development expenses, on a net basis, and a $29,424 decrease in interest income, offset by a $12,151 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of April 30, 2009, Scivanta had working capital deficiency of $284,957 and cash and cash equivalents on hand of $508,511.  The $90,133 decrease in cash on hand from October 31, 2008 was primarily due to our continuing operating expenses offset by the receipt of $512,354 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2008 NJEDA Technology Business Tax Certificate Transfer Program and the receipt of $211,438 of receivables due from the Foundation and Ethox.

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

As of June 12, 2009, our cash position was approximately $360,000.  Without any additional financing, we will be able to continue our administrative operations for approximately five to seven months from the filing date of this Form 10-Q.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments related to this uncertainty.

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

Expenditures under our development agreements with Ethox, ASG and Rivertek are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend approximately $750,000 related to these agreements over the next five to six months.

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

None.

Item 3.       Defaults Upon Senior Securities

Not Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

The following matter was submitted to a vote of Scivanta’s stockholders at Scivanta’s 2009 Annual Meeting of Stockholders held on April 2, 2009 (the “Annual Meeting”).  The number of shares of Scivanta’s common stock that were present at the Annual meeting in person or by proxy was 20,285,966.

Election of Directors

At the Annual Meeting, the stockholders elected each of David R. LaVance, Thomas S. Gifford, Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III to serve as a director of Scivanta.  Each nominee for director was elected for a one year term.  The balloting for election was as follows:

		Percentage of		Percentage of
Name of Director	Voted For	Shares Voted	Voted Withheld	Votes Withheld
David R. LaVance	19,921,415	98.20%	364,551	1.80%
Thomas S. Gifford	19,921,415	98.20%	364,551	1.80%
Richard E. Otto	20,000,452	98.59%	285,514	1.41%
Lawrence M. Levy	20,000,452	98.59%	285,514	1.41%
Anthony Giordano, III	20,000,452	98.59%	285,514	1.41%

Item 5.       Other Information

None.

Item 6.       Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

June 15, 2009	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 15, 2009	By:	/s/ Thomas S. Gifford
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

10.25
Amended and Restated Service Agreement dated February 5, 2009 between the Registrant and Rivertek Medical Systems, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, filed with the SEC on March 17, 2009).

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

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350