Form 10-K/A
period 2008-10-31
SCIVANTA MEDICAL CORP
filed 2009-06-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended October 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ___________

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION

(Name of small business issuer in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Annual Report on Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A and Amendment No. 2 on Form 10-KSB/A, incorporates certain information by reference from the Registrant's Proxy Statement for the Annual Meeting of Stockholders held on April 2, 2009.  The Proxy Statement was filed with the Securities and Exchange Commission (the "SEC") on February 26, 2009.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Amendment No. 2 to the Annual Report on Form 10-KSB and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Registrant to successfully acquire, develop or market products and form new business relationships.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this Amendment No. 2 to the Annual Report on Form 10-KSB is submitted to the SEC.

EXPLANATORY NOTE

We are filing this Amendment No. 2 to the Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, which was filed with the SEC on January 29, 2009, to amend and restate Item 8A of Part II, “Controls and Procedures,” to correct a deficiency in the disclosure previously provided in the Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A.  As required by Rule 12b-15 of the Exchange Act, new certifications by the Registrant’s principal executive officer and principal financial officer are being filed as exhibits herewith, and as such, we have included Item 13 of Part III, “Exhibits,” as part of this Amendment No 2.  As further required by Rule 12b-15, this Amendment No. 2 set forth the complete text of each item as amended.

This Amendment No. 2 does not affect any other section of the Form 10-KSB not otherwise discussed herein and continues to speak as of the date of the Form 10-KSB.  Accordingly, this Amendment No. 2 should be read in conjunction with the Registrant’s other filings made with the SEC subsequent to the filing of the Form 10-KSB.

1

PART II

Item 8A.       Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Chief Financial Officer and Secretary, who initially concluded that the Company's disclosure controls and procedures are effective.  Subsequent to that evaluation, management learned that it had inadvertently omitted its Report on Internal Control Over Financial Reporting from this Annual Report on Form 10-KSB.  As a result of this omission, management has determined that its controls and procedures as of October 31, 2008 were not effective.  However, management believes it has taken the proper steps to ensure that its Reports on Internal Control Over Financial Reporting will be included in future Annual Reports on Form 10-K filings.

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

The Annual Report on Form 10-KSB, as amended by this Amendment No. 2 on Form 10-KSB/A, does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in the Annual Report on Form 10-KSB, as amended by this Amendment No. 2 on Form 10-KSB/A.

Changes in Internal Control Over Financial Reporting

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

DATE:	SCIVANTA MEDICAL CORPORATION

June 22, 2009	By:	/s/ David R. LaVance
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