Form 10-Q
period 2009-07-31
SCIVANTA MEDICAL CORP
filed 2009-09-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

As of September 10, 2009, there were 26,981,210 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

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

Certain information and footnote disclosures required under U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  The accompanying unaudited financial statements of Scivanta Medical Corporation (“Scivanta” or the “Company”) have been prepared in accordance with U.S. GAAP for interim financial information and the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the annual report on Form 10-KSB for the fiscal year ended October 31, 2008 of the Company, as amended.

The results of operations for the three and nine months ended July 31, 2009 and 2008, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets

	July 31, 2009 (Unaudited)	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$242,345	$598,644
Prepaid expenses and other	19,261	33,286
Tax loss receivable	—	512,354
Other receivables	—	211,438

Total current assets	261,606	1,355,722

Other	3,787	7,568

Total assets	$265,393	$1,363,290
Liabilities
Current liabilities:
Accounts payable	$261,840	$226,909
Accounts payable - related party	2,807	2,632
Accrued expenses	177,658	122,821
Notes payable	164,104	34,567
Convertible debentures	250,000	—

Total current liabilities	856,409	386,929

Long-term liabilities:
Note payable	—	158,438
Convertible debentures	—	250,000

Total long-term liabilities	—	408,438

Commitments and contingencies

Stockholders' (deficiency) equity
Common stock, $.001 par value; 100,000,000 shares authorized; 26,981,210 and 26,852,364 shares issued and outstanding, respectively	26,981	26,852
Additional paid-in capital	20,978,108	20,853,626
Accumulated deficit	(21,596,105)	(20,312,555)

Total stockholders' (deficiency) equity	(591,016)	567,923

Total liabilities and stockholders' (deficiency) equity	$265,393	$1,363,290

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
Research and development, net	28,418	128,275	254,837	226,597
General and administrative	308,022	320,202	1,015,593	1,039,924

Loss from operations	(336,440)	(448,477)	(1,270,430)	(1,266,521)

Interest income	28	6,909	2,941	39,246
Interest expense	(5,306)	(7,675)	(16,061)	(23,025)

Net loss	$(341,718)	$(449,243)	$(1,283,550)	$(1,250,300)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	26,981,210	25,850,444	26,931,654	25,794,970

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,283,550)	$(1,250,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,781	2,280
Stock based compensation expense	104,611	91,941
Interest imputed on note payable	—	8,025
Changes in operating assets and liabilities:
Prepaid expenses and other	38,731	24,063
Tax loss receivable	512,354	306,803
Other receivables	211,438	(244,840)
Deposit	—	60,000
Accounts payable	34,931	221,921
Accounts payable - related party	175	458
Accrued expenses	74,837	(87,863)
Net cash used in operating activities	(302,692)	(867,512)

Cash flows from financing activity:
Repayment of note payable	(53,607)	—

Decrease in cash and cash equivalents	(356,299)	(867,512)
Cash and cash equivalents - beginning of period	598,644	2,008,909
Cash and cash equivalents - end of period	$242,345	$1,141,397

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,061	$20,000
Cash paid for income taxes	$2,415	$1,820

Noncash operating activity:
Issuance of common stock as payment for consulting services	$—	$7,000

Noncash financing activities:
Issuance of note payable as payment for insurance premium	$24,706	$—
Issuance of 153,846 shares of common stock as payment for interest due on convertible debentures	$20,000	$—

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  The Company ceased selling all products during the fiscal year ended October 31, 2004 and has not had any revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Hickey Cardiac Monitoring System (the “HCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The HCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The hardware, software and catheter components for the HCMS have been completed.  Scivanta currently has a fully assembled HCMS device that has been used in initial clinical trials.

The two major components remaining in the development of the HCMS are the completion of the clinical trials and the design and engineering of the production model of the HCMS.  The Company conducted an initial clinical trial for the HCMS in Buffalo, New York at Kaleida Health/Millard Fillmore Hospital (“Kaleida”).  This initial clinical trial commenced in October 2008 and was completed in March 2009.  The Company successfully tested six patients during the initial clinical trial at Kaleida.  Subject to the receipt of additional funding, the Company expects to test a minimum of 40 additional patients in clinical trials at Kaleida and at three other locations, all of which have been engaged.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials.  In addition, the Company must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) premarket notification for the HCMS to the United States Food and Drug Administration (“FDA”) once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, the Company will also seek European Union market approval (CE mark).

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

2.	Basis of Presentation and Continuation as a Going Concern

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations and has an accumulated deficit of $21,596,105 as of July 31, 2009.  The Company also has no lending relationships with commercial banks and is dependent on an infusion of capital through the completion of an equity and or debt financing in order to continue operations.  The current economic conditions could make capital raising more difficult to achieve.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and has engaged several placement agents to assist the Company in this initiative.  In addition, the Company is reducing operating expenses, deferring vendor payments and deferring payment of a portion of the officers’ salaries (approximately $46,000 as of July 31, 2009).  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its capital raising efforts.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

As of November 30, 2008, no further amounts were available for reimbursement to Scivanta under the NYSTAR Contract.  For the three and nine months ended July 31, 2009, Scivanta submitted to the Foundation for reimbursement $0 and $19,110, respectively, of expenses related to the software and hardware development of the HCMS and the related clinical trials, which were recorded by the Company as a reduction to research and development expenses.  For the three and nine months ended July 31, 2008, Scivanta submitted to the Foundation for reimbursement $388,746 and $632,960, respectively, of expenses related to the software and hardware development of the HCMS and the related clinical trials, which were recorded by the Company as a reduction to research and development expenses.

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

The development agreement had a two year term that expired on June 29, 2009.  The services provided by Ethox included:  (1) the management of project costs and schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the FDA.  Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design.  During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system.  The development agreement also contained standard provisions regarding indemnification and termination.  The Company and Ethox are currently negotiating an extension of the development agreement.  Ethox is continuing to provide services under the development agreement during the negotiations.

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

The Company did not record any research and development expense related to this development agreement during the three and nine months ended July 31, 2009 and 2008.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the HCMS.  Scivanta can terminate the agreement at any time upon written notification.  For the three and nine months ended July 31, 2009, the Company recorded $0 and $103,569, respectively, of research and development expense for services and materials provided under this development agreement.  For the three and nine months ended July 31, 2008, the Company recorded $131,114 and $222,504, respectively, of research and development expense for services and materials provided under this development agreement.

Sparton Development Agreement

On August 22, 2007, Scivanta and Sparton, a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton provided Scivanta engineering and development support for the hardware component of the HCMS.  On October 1, 2008, the Company terminated the development agreement with Sparton.  For the three and nine months ended July 31, 2008, the Company recorded $257,632 and $410,456, respectively, of research and development expense for services and materials provided under the development agreement.

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

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of its common stock to Rivertek as partial consideration for services rendered under the service agreement.  During the three and nine months ended July 31, 2009, Scivanta recorded $1,600 and $110,638, respectively, of research and development expense for services and materials provided under both the service agreement and the amended and restated service agreement.  During the three and nine months ended July 31, 2008, Scivanta recorded $25,074 and $48,072, respectively, of research and development expense for services and materials provided under both the service agreement and the amended and restated service agreement.

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

During the three and nine months ended July 31, 2009, the Company was billed $17,001 and $53,678, respectively, pursuant to the terms of the Sublease Agreement.  As of July 31, 2009, the Company owed Century Capital $1,899 for expenses due under the Sublease Agreement and $908 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to July 31, 2009.  During the three and nine months ended July 31, 2008, the Company was billed $18,012 and $53,008, respectively, pursuant to the terms of the Sublease Agreement.

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

The Company recorded a note payable on November 10, 2006 of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%.  The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), was accreted as interest expense through November 1, 2008, the original maturity date of the payment obligation (total imputed interest of $27,400).  For the three and nine months ended July 31, 2008, the Company recognized $2,675 and $8,025, respectively, of interest expense related to the note payable.

Note Payable – Hickey

Pursuant to the second amendment to the License Agreement dated October 24, 2008, the Company is required to make a one-time cash payment to Hickey of $158,438.  This payment is due on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009.

Note Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The agreement requires the Company to make nine monthly payments of $2,872, including interest.  The first payment was made by the Company on January 20, 2009.  For the three and nine months ended July 31, 2009, the Company recorded a total of $307 and $1,061, respectively, of interest expense related to this finance agreement.  As of July 31, 2009, the outstanding principal balance related to this finance agreement was $5,666.

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

For the three and nine months ended July 31, 2009, the Company recorded a total of $5,000 and $15,000, respectively, of interest expense related to the February 2007 Debentures.  As of July 31, 2009, $10,000 of interest due on the February 2007 Debentures was accrued.  For the three and nine months ended July 31, 2008, the Company recorded a total of $5,000 and $15,000, respectively, of interest expense related to the February 2007 Debentures.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
Research and development	$—	$1,434	$(3,871)	$4,875
General and administrative	30,612	23,978	108,482	87,066
Total	$30,612	$25,412	$104,611	$91,941

For the three months ended July 31, 2009, the Company did not record any stock-based compensation expense related to warrants issued to non-employees.  For the nine months ended July 31, 2009, the Company recorded a reduction of $3,871 to stock-based compensation expense related to warrants issued to non-employees.  This reduction resulted from the variable accounting treatment associated with these warrants.  Stock-based compensation expense for non-employees during the three and nine months ended July 31, 2008 amounted to $7,832 and $14,773, respectively.

During the three months ended July 31, 2009, the Company did not grant any stock options to employees.  During the nine months ended July 31, 2009, the Company granted 625,000 stock options to its employees (estimated fair value of $62,788 at the date of grant) and granted 111,000 stock options to its directors (estimated fair value of $11,151 at the date of grant).

During the three months ended July 31, 2008, the Company did not grant any stock options to its employees or issue any stock options or warrants to consultants.  During the nine months ended July 31, 2008, the Company granted 250,000 stock options to its employees (estimated value of $17,498 at the date of grant), granted 81,000 stock options to its directors (estimated value of $5,670 at the date of grant) and issued warrants to purchase 435,000 shares of common stock of the Company to consultants.

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

For the three and nine months ended July 31, 2009, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding stock options, 1,496,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of the February 2007 Debentures, as their effect would be anti-dilutive.

For the three and nine months ended July 31, 2008, diluted net loss per share did not include the effect of 1,801,000 shares of common stock issuable upon the exercise of outstanding stock options, 1,718,350 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

The tax effects of temporary differences and carryforwards that give rise to deferred taxes consist of the following:

	July 31, 2009	October 31, 2008

Net operating loss	$5,493,004	$5,012,956
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	60,358	59,467
License and patent costs	192,205	203,061
Stock based compensation	160,442	118,660
Other	5,076	5,076
Total gross deferred tax assets	5,988,968	5,477,103
Valuation allowance	(5,988,968)	(5,477,103)
Net deferred tax assets	$—	$—

The deferred tax asset is fully offset by a valuation allowance as it was determined by the Company that the realization of the deferred tax assets were not likely to occur in the foreseeable future. The valuation allowance increased $511,865 during the nine months ended July 31, 2009, attributable primarily to the non-realizability of the Company’s net operating losses.

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

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of July 31, 2009, stock options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of July 31, 2009, stock options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock could be awarded under the 2007 Equity Incentive Plan.

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

Stock Options Granted to Directors

On January 21, 2009, the Company granted non-qualified stock options to purchase an aggregate of 111,000 shares of common stock under the 2007 Equity Incentive Plan to Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  The stock options were granted as partial consideration for Messers. Otto, Levy and Giordano’s continuing service in 2009 as members of the Company’s board of directors and related committees.  Each of the stock options has a five year term and is exercisable at $0.14 per share.  The shares of common stock underlying the stock options vest or vested as follows:  27,750 shares vested on each of March 31, 2009 and June 30, 2009 and 27,750 shares vest on each of September 30, 2009 and December 31, 2009.  In the event of a change in control of Scivanta, as defined in the 2007 Equity Inventive Plan, the stock options become fully vested as of ten days prior to the change in control.

The value of each of the stock options was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 1.60%; volatility of 93.86%; and an expected life of five years.  The stock options had an aggregate value of approximately $11,151 at the date of grant.

Summary of Stock Options

Stock option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of and during the nine months ended July 31, 2009 were as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,801,000	$0.16	$52,340
Granted during the period	736,000	$0.14
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at July 31, 2009	2,537,000	$0.16	$9,500
Exercisable at July 31, 2009	1,546,498	$0.16	$9,500
Exercisable at October 31, 2008	1,077,083	$0.16	$45,673

Information with respect to outstanding stock options and stock options exercisable as of July 31, 2009 that were granted to employees and directors is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	5.4	$0.02	35,000	$0.02	5.4
$0.08	335,000	5.1	$0.08	335,000	$0.08	5.1
$0.14	1,067,000	8.2	$0.14	219,832	$0.14	6.8
$0.20	1,100,000	7.5	$0.20	956,666	$0.20	7.5
	2,537,000	7.4	$0.16	1,546,498	$0.16	6.8

A summary of the nonvested shares subject to stock options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of and during the nine months ended July 31, 2009 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	723,917	$0.14
Granted during the period	736,000	$0.10
Vested during the period	(469,415)	$0.15
Terminated during the period	—	—
Nonvested at July 31, 2009	990,502	$0.11

As of July 31, 2009, there was $89,442 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of eleven months.

Warrants to Purchase Common Stock

Warrant transactions as of and during the nine months ended July 31, 2009 were as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,838,350	$0.14	$109,574
Issued during the period	—	—
Exercised during the period	—	—
Terminated during the period	(341,600)	$0.10
Outstanding at July 31, 2009	1,496,750	$0.15	$26,000
Exercisable at July 31, 2009	1,376,750	$0.15	$26,000
Exercisable at October 31, 2008	1,488,852	$0.13	$104,849

Information with respect to outstanding warrants and warrants exercisable at July 31, 2009 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.03 - 0.04	400,000	2.8	$0.04	400,000	$0.04	2.8
$0.13	285,000	3.5	$0.13	285,000	$0.13	3.5
$0.20 - 0.25	811,750	2.9	$0.22	691,750	$0.22	2.9
	1,496,750	3.0	$0.15	1,376,750	$0.15	3.0

A summary of the nonvested shares subject to warrants as of and during the nine months ended July 31, 2009 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	349,498	$0.14
Issued during the period	—	—
Vested during the period	(154,498)	$0.13
Terminated during the period	(75,000)	$0.03
Nonvested at July 31, 2009	120,000	$0.22

As of July 31, 2009, there was $18,851 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of eleven months.

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

12.	Recent Accounting Pronouncements Applicable to the Company

On May 28, 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No.165, “Subsequent Events.”  The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for financial statements issued after June 15, 2009.  The Company has evaluated events subsequent to July 31, 2009 and through September 14, 2009, the filing date for this Form 10-Q.

On June 3, 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”), which officially launched on July 1, 2009, and will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Codification is not expected to change U. S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. The Company expects to adopt the use of the Codification for the year ended October 31, 2009.  The Company is currently evaluating the potential effect of the Codification on its financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  On January 4, 2007, we changed our name from Medi-Hut Co., Inc. to Scivanta Medical Corporation.  Scivanta currently does not generate revenue from any sources.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute the HCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The HCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The hardware, software and catheter components for the HCMS have been completed.  Scivanta currently has a fully assembled HCMS device that has been used in initial clinical trials.  The two major components remaining in the development of the HCMS are the completion of the clinical trials and the design and engineering of the production model of the HCMS.

We conducted an initial clinical trial for the HCMS in Buffalo, New York at Kaleida.  This initial clinical trial commenced in October 2008 and was completed in March 2009.  The Company successfully tested six patients during the initial clinical trial at Kaleida.  Subject to the receipt of additional funding, the Company expects to test a minimum of 40 additional patients in clinical trials at Kaleida and at three other locations, all of which have been engaged.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.  The design and engineering of the production model will run concurrent with the clinical trials and will take approximately five to six months from the date that the Company secures sufficient additional financing.  In addition, we must also receive the appropriate regulatory approvals before the HCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) pre-market notification clearance application for the HCMS to the FDA once it has obtained sufficient clinical data for the HCMS.  Upon completion of the HCMS production model, we will also seek European Union market approval (CE mark).

We will not be able to complete the clinical trials or the design and engineering of the production model of the HCMS without obtaining additional cash through an equity and/or debt financing or corporate partnerships.  We are aggressively pursuing potential investors and have engaged several placement agents to assist us in this endeavor.  Scivanta had approximately $190,000 of cash on hand as of September 10, 2009, which will allow us to continue our administrative operations for approximately three to five months from the filing date of this Form 10-Q.    We are reducing operating expenses, deferring vendor payments and deferring payment of a portion of the officers’ salaries (approximately $46,000 as of July 31, 2009).  If we are unable to secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the HCMS through any corporate partnerships and/or through equity and/or debt financing.  The current economic conditions could make financing more difficult to obtain.  In addition, no assurances can be given that if we successfully develop and market the HCMS, such product will become profitable.

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

Research and Development.  For the three months ended July 31, 2009, research and development expenses, on a gross and net basis, were $28,418.  For the three months ended July 31, 2008, research and development expenses, on a net basis, were $128,275, which consisted of gross research and development expenses of $517,022 offset by $388,747 of research and development expenses reimbursed by the Foundation.  The $99,857, or 78%, decrease in research and development expenses, on a net basis, for the three months ended July 31, 2009 was primarily due to a $465,118 decrease in software and hardware development costs for the HCMS and a $29,640 decrease in consulting expenses related to the development of the HCMS resulting from the Company’s decision to slowdown the remaining development of the HCMS as it seeks additional capital.  These decreases to research and development expense, on a net basis, for the three months ended July 31, 2009 were partially offset by a $4,500 increase in clinical trial costs and a $388,746 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the expiration of the NYSTAR Contract.

For the nine months ended July 31, 2009, research and development expenses, on a net basis, were $254,837, which consisted of gross research and development expenses of $274,447 offset by $19,610 of research and development expenses reimbursed by the Foundation.  For the nine months ended July 31, 2008, research and development expenses, on a net basis, were $226,597, which consisted of gross research and development expenses of $859,557 offset by $632,960 of research and development expenses reimbursed by the Foundation.  The $28,240, or 12%, increase in research and development expenses, on a net basis, for the nine months ended July 31, 2009 was primarily due to a $25,000 increase in clinical trial costs and a $613,350 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the expiration of the NYSTAR Contract.  These increases to research and development expense, on a net basis, for the nine months ended July 31, 2009 were partially offset by a $561,080 decrease in software and hardware development costs for the HCMS and a $44,185 decrease in consulting expenses related to the development of the HCMS resulting from the Company’s decision to slowdown development of the HCMS as it seeks additional capital.

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

General and Administrative.  For the three months ended July 31, 2009, general and administrative expenses were $308,022, as compared to $320,202 for the three months ended July 31, 2008.  The $12,180, or 4%, decrease in general and administrative expenses for the three months ended July 31, 2009 was primarily due to a $18,689 decrease in consulting expense for investor relations and a $6,000 decrease in consulting expenses primarily related to business development.  These decreases in general and administrative expenses for the three months ended July 31, 2009 were partially offset by a $3,727 increase in employee payroll tax and benefit costs, a $3,400 increase in accounting and auditing fees and a $6,634 increase in stock based compensation expense primarily related to stock options granted to employees and directors.

For the nine months ended July 31, 2009, general and administrative expenses were $1,015,593, as compared to $1,039,924 for the nine months ended July 31, 2008.  The $24,331, or 2%, decrease in general and administrative expenses for the nine months ended July 31, 2009 was primarily due a $15,785 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $37,015 decrease in consulting expense for investor relations, a $5,685 decrease in travel costs and a $3,497 decrease in the cost of director and officer liability insurance.  These decreases in general and administrative expenses for the nine months ended July 31, 2009 were partially offset by a $6,223 increase in director fees and expenses, a $3,370 increase in employee payroll and related tax and benefit costs and a $21,416 increase in stock based compensation expense primarily related to stock options granted to employees and directors.

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

Other Income (Expenses).  During the three months ended July 31, 2009 and 2008, we incurred interest expense of $5,306 and $7,675, respectively.  During the nine months ended July 31, 2009 and 2008, we incurred interest expense of $16,061 and $23,025, respectively.  The $2,369, or 31%, decrease in interest expense for the three months ended July 31, 2009, and the $6,964, or 30%, decrease in interest expense for the nine months ended July 31, 2009, was primarily due to a decrease in interest associated with the note payable related to the License Agreement.

Interest income for the three months ended July 31, 2009 and 2008 was $28 and $6,909, respectively.  Interest income for the nine months ended July 31, 2009 and 2008 was $2,941 and $39,246, respectively.  The $6,881, or approximately 100%, decrease in interest income for the three months ended July 31, 2009 and the $36,305, or 93%, decrease in interest income for the nine months ended July 31, 2009 was due to a decrease in cash and cash equivalents and a decrease in interest rates.

Net Loss.  For the three months ended July 31, 2009, the Company had a net loss of $341,718, or $0.01 per share (basic and diluted), as compared to a net loss of $449,243, or $0.02 per share (basic and diluted), for the three months ended July 31, 2008.  The decrease in the net loss was primarily attributable to a $99,857 decrease in research and development expenses, on a net basis, and a $12,180 decrease in general and administrative expenses, offset by a $6,881 decrease in interest income.

For the nine months ended July 31, 2009, the Company had a net loss of $1,283,550, or $0.05 per share (basic and diluted), as compared to a net loss of $1,250,300, or $0.05 per share (basic and diluted), for the nine months ended July 31, 2008.  The increase in the net loss was primarily attributable to a $28,240 increase in research and development expenses, on a net basis, and a $29,396 decrease in interest income, offset by a $24,331 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of July 31, 2009, Scivanta had working capital deficiency of $594,803 and cash and cash equivalents on hand of $242,345.  The $356,299 decrease in cash on hand from October 31, 2008 was primarily due to our continuing operating expenses offset by the receipt of $512,354 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2008 NJEDA Technology Business Tax Certificate Transfer Program and the receipt of $211,438 of receivables due from the Foundation and Ethox.

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

As of September 10, 2009, our cash position was approximately $190,000.  Without any additional financing, we will only be able to continue our administrative operations for approximately three to five months from the filing date of this Form 10-Q.  We are reducing operating expenses, deferring vendor payments and deferring payment of a portion of the officers’ salaries (approximately $46,000 as of July 31, 2009).  If we are unable to secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-KSB for the fiscal year ended October 31, 2008, as amended, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Expenditures under our development agreements with Ethox, ASG and Rivertek are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend approximately $900,000 related to these agreements over the next five to six months.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

September 14, 2009	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 14, 2009	By:	/s/ Thomas S. Gifford
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

10.3
Technology License Agreement between the Registrant and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

Exhibit No.	Description of Exhibit

10.4
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

10.5
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

10.6
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

10.7
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

Exhibit No.	Description of Exhibit

10.11
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

10.13
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

10.14
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

10.16
Service Agreement, dated February 1, 2008, between the Registrant and Rivertek Medical Systems, Inc. (Incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.17
Amendment No. 1 to the Service Agreement dated February 1, 2008 between the Registrant and Rivertek Medical Systems, Inc., dated April 28, 2008.  (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.18
Amended and Restated Service Agreement dated February 5, 2009 between the Registrant and Rivertek Medical Systems, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, filed with the SEC on March 17, 2009).

Exhibit No.	Description of Exhibit

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

10.25
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.26
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

Exhibit No.	Description of Exhibit

10.27
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.28
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.29
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.30
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