Form 10-K
period 2009-10-31
SCIVANTA MEDICAL CORP
filed 2010-01-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended October 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ______ to ______

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      (732) 282-1620

Securities registered under Section 12(b) of the Act:   None

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐        No    ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐         No    ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒         No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐         No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐          No    ☒

As of January 27, 2010, the aggregate fair value of the Registrant’s common stock held by non-affiliates was approximately $1,155,000.

As of January 27, 2010, there were 26,981,210 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are economic conditions generally and in the industries in which the Registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Registrant to successfully acquire, develop or market products and form new business relationships.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the Registrant, nor any other person assumes responsibility for the accuracy and completeness of such statements.  The Registrant is under no duty to update any of the forward-looking statements contained herein after the date this Annual Report on Form 10-K is submitted to the Securities and Exchange Commission (the “SEC”).

ii

SCIVANTA MEDICAL CORPORATION

INDEX TO FORM 10-K

iii

PART I

Item 1.            Business

General

Scivanta Medical Corporation (“Scivanta”), originally incorporated in New Jersey on November 29, 1982, is currently a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta ceased selling all products during the fiscal year ended October 31, 2004 and has not had any revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), formerly known as the Hickey Cardiac Monitoring System (HCMS), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in the development stage.  See “Item 1. Business – Strategy for Business Development - SCMS.”

Strategy for Business Development

SCMS

The SCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The essential hardware, software and catheter components for the SCMS have been completed.  Scivanta currently has a fully assembled SCMS device that has been used in initial clinical trials.  The two major items remaining in the development of the SCMS are the completion of the clinical trials and the design and engineering of the production model of the SCMS.

We conducted an initial clinical trial for the SCMS in Buffalo, New York at Kaleida Health/Millard Fillmore Hospital.  This initial clinical trial commenced in October 2008 and was completed in March 2009.  The initial clinical trial was designed to obtain data concerning the safety and efficacy of the SCMS by comparing data obtained from the SCMS with that generated during a left heart catheterization performed by a cardiologist in the cardiac catheterization unit.  In particular, the initial clinical trial focused on comparing the mean left atrial pressure measurements detected with the SCMS to left ventricular end-diastolic pressure readings measured in a simultaneous left heart catheterization procedure.  These measurements of cardiac performance are used by physicians in the critical evaluation of a patient’s cardiac health.

In five patients enrolled in the initial clinical trial, the mean left atrial pressure as determined by the SCMS matched the left ventricular end-diastolic pressure as determined by the left heart catheterization procedure within 0.1mmHg to 0.5mmHg, which translates into a maximum deviation of 3.3% when compared to the left heart catheterization data.  These results for the SCMS are considered by the Company to be highly accurate.  Two additional patients enrolled in the initial clinical trial, but the data collected was incomplete and therefore not considered relevant.  There were no adverse events reported during the course of the initial clinical trial.

Subject to the receipt of additional funding, we expect to test a minimum of 40 additional patients in clinical trials at Kaleida Health/Millard Fillmore Hospital and at three other locations consisting of Wellstar Health System in Marietta, Georgia; Southeastern Heart and Vascular Center in Greensboro, North Carolina; and Christiana Care Health Services in Newark, Delaware.  These multi-center clinical trials are expected to take approximately two months to complete from the date they commence.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.

The design and engineering of the production model will run concurrent with the clinical trials.  In addition, we must also receive the appropriate regulatory approvals before the SCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) premarket notification for the SCMS to the United States Food and Drug Administration (“FDA”) once it has obtained sufficient clinical data for the SCMS.  Upon completion of the SCMS production model, we will also seek European Union market approval (CE mark).

We will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  We are aggressively pursuing potential investors and have engaged several placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS by the end of September 2010, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of sales in the United States.

Other Potential Product Acquisitions

In addition to developing the SCMS, our strategy for business development, once sufficient funding is obtained, will focus on the acquisition, through licensing or purchasing, of technologies or products that are sold or are capable of being sold in a specialty or niche market.  Technologies or products of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies or patented products.  Specialty or niche-market technologies or products, in comparison to commodities, generally offer greater operating margins.  These products are distributed through specialty distributor networks or manufacturer representatives to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

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

Principal Product

The SCMS is a minimally invasive cardiac monitoring device that will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The SCMS uses a two-balloon esophageal catheter, which is attached to a specialized computer and monitor containing proprietary software.  The SCMS is designed to provide continuous, long-term cardiac performance monitoring in a cost effective manner with minimal risk to the patient.

The SCMS two balloon catheter is inserted into the esophagus and capitalizes on the anatomic relationship of the left atrium and aortic arch proximate to the esophagus.  Once positioned, the catheter’s balloons are inflated.  The wall motion in the left atrium and the aorta generates pressure changes in the respective balloons.  The electronic monitoring system captures and processes signals from these pressure changes as well as data from an electrocardiogram, phonocardiogram and automated blood pressure cuff.  The monitoring system then translates this raw data into relevant, real-time clinical measurements utilizing a proprietary software algorithm.

The SCMS provides the following cardiac measurements:

•	mean left atrial pressure

•	left ventricular contractility during isovolumic contraction

•	cardiac output by pulse contour

•	arterial pulse wave velocity

•	left atrial transmural pressure

•	pleural pressure

•	systolic time interval

The current standard of care for monitoring critically ill cardiac challenged patients suffering from various cardiovascular conditions is an invasive procedure known as pulmonary artery catheterization.  That procedure requires an incision into a patient’s neck or groin and the insertion of a pulmonary artery catheter, commonly known as a Swan-Ganz catheter, into the right atrium and ventricle of the heart, and then into a pulmonary artery.  That procedure must be performed within a hospital’s cardiac catheterization lab or intensive care unit.

Unlike the Swan-Ganz catheter, the SCMS does not require a catheterization lab or intensive care unit to be inserted into a patient, providing Scivanta with an expanded market opportunity when compared to the Swan-Ganz.  We believe that the SCMS will be used throughout a hospital including surgical suites, emergency departments and post-surgical settings.  We also believe that the SCMS will ultimately be used on an outpatient basis within a physician’s office and/or surgical centers. In addition, the SCMS also provides clinical measurements of left ventricular contractility, left atrial transmural pressure and pleural pressure, which the Swan–Ganz does not provide.  We believe that the measure of contractility during isovolumic contraction is an important advance offered by the SCMS, and is a distinct advantage over the Swan-Ganz catheter.  Measurement of left ventricular contractility is potentially a new standard for monitoring the treatment of congestive heart failure.

For additional information on the status of the SCMS development and clinical trials, see “Item 1. Business – Strategy for Business Development - SCMS.”

Scivanta Agreements

SCMS License Agreement

On November 10, 2006, we entered into a technology license agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”  The License Agreement was amended on June 29, 2007, October 24, 2008, January 6, 2009 and October 29, 2009.

Pursuant to the License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The term of the License Agreement commenced on November 10, 2006 and ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) thirteen years from the sale of the first licensed product on a country by country basis.

Scivanta agreed to make an initial payment of $264,300 which was subsequently reduced to $262,957 pursuant to the first amendment to the License Agreement dated June 29, 2007.  Scivanta paid $40,900 on November 16, 2006, $80,000 on October 31, 2007 and was required to pay $142,057 on November 1, 2008.  Pursuant to the second amendment to the License Agreement dated October 24, 2008, the $142,057 payment was restructured as follows:  (a) $39,101 was paid in cash to Hickey on October 24, 2008; (b) $34,567 was paid in cash to Lundgren on October 24, 2008; (c) $33,822 was paid by issuing 187,900 shares of our common stock to the Foundation on October 28, 2008; and (d) $34,567 was paid in cash to Lundgren on February 4, 2009.

Further, pursuant to the second amendment to the License Agreement dated October 24, 2008, any milestone payments that Scivanta was required or may have been required to pay to the Licensor under the original terms of the License Agreement were eliminated in exchange for the following:  (a) a one-time cash payment by Scivanta to Hickey of $158,438 due on the date that was thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009; (b) the issuance of 224,960 shares of our common stock to the Foundation on October 28, 2008; (c)  the issuance of 162,500 shares of our common stock to Hickey on October 28, 2008 and (d) the issuance of 426,560 shares of our common stock to Lundgren on October 28, 2008.

Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 that was due to Hickey no later than December 31, 2009 was restructured as follows:  (a) a cash payment of $50,000 is due to Hickey on or before February 28, 2010 and (b) a cash payment of $108,438 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than October 31, 2010.

Pursuant to the License Agreement, Scivanta is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement.  Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited.  Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited.  The Company is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the License Agreement, received by the Company in connection with the Company’s sublicense of the rights granted to the Company under the License Agreement.

The License Agreement also requires Scivanta to use commercially reasonable efforts to commercialize and market the SCMS within certain timeframes, subject to specified exceptions, as detailed in the License Agreement, the third amendment to the License Agreement dated January 6, 2009 and the fourth amendment to the License Agreement dated October 29, 2009.  Further, the License Agreement contains standard provisions regarding indemnification, termination and patent prosecution.

Subcontractor Agreement and NYSTAR Contract

On June 27, 2007, Scivanta and the Foundation entered into a subcontractor agreement.  Pursuant to this agreement, the Foundation contracted Scivanta to develop the software and hardware components of the SCMS outlined in the contract awarded by the New York State Office of Science Technology and Academic Research (“NYSTAR”) to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”).  On November 30, 2008, the NYSTAR Contract expired.

Pursuant to the first amendment to the License Agreement dated June 29, 2007, the Licensor and Ethox entered into a non-exclusive manufacturing license agreement, dated June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the SCMS for Scivanta.

As a result of the subcontractor agreement, the first amendment to the License Agreement and the non-exclusive license agreement between the Licensor and Ethox, the development of the SCMS was partially funded through the NYSTAR Contract.  Pursuant to the terms of the NYSTAR Contract, $937,500 of funding was available for the development of the SCMS with the State of New York providing $750,000 and Ethox providing $187,500 of the funding.  Ethox and Hickey also provided $535,500 and $27,000, respectively, of in-kind contributions.

  Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007, Scivanta provided Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox provided the $562,500 of in-kind contributions (primarily contributed services).  The funding received from the NYSTAR Contract partially supported the development of:  the catheter component of the SCMS by Ethox; the software component of the SCMS by Applied Sciences Group, Inc. (“ASG”); the hardware component of the SCMS by Sparton Medical Systems (“Sparton”) and the related clinical trials.  Under the terms of the subcontractor agreement between the Foundation and Scivanta, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, reimbursed Scivanta $928,580 of allowable expenditures incurred by Scivanta in connection with the development of the software and hardware components of the SCMS and related clinical trials.

As of November 30, 2008, no further amounts were available for reimbursement to Scivanta under the NYSTAR Contract.  For the fiscal years ended October 31, 2009 and 2008, Scivanta submitted to the Foundation for reimbursement $19,110 and $855,987, respectively, of expenses related to the software and hardware development of the SCMS and the related clinical trials, which were recorded by Scivanta as a reduction to research and development expenses.

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  Pursuant to the development agreement, Scivanta paid $187,500 to Ethox in connection with the NYSTAR Contract in $46,875 installments on each of September 12, 2007, February 13, 2008, June 16, 2008 and August 27, 2008.  These payments were recognized as research and development expenses on a pro-rata basis as the SCMS was developed pursuant to the NYSTAR Contract and were fully recognized as of October 31, 2008.  During the fiscal year ended October 31, 2008, Scivanta recorded $169,690 of research and development expenses related to the NYSTAR Contract payment.

The development agreement had a two year term that expired on June 29, 2009.  The services provided by Ethox included:  (1) the management of project costs and schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the FDA.  Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design.  During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system for any party other than Scivanta.  The development agreement also contained standard provisions regarding indemnification and termination.  Scivanta and Ethox are currently negotiating an extension of the development agreement.  Ethox is continuing to provide services under the development agreement during the negotiations.

Terms for the manufacturing of the catheter component of the SCMS are contained in a supply agreement which will be entered into by Scivanta and Ethox upon regulatory approval of the SCMS.  The supply agreement will have a four year term commencing on the date of the first commercial production of the catheter component of the SCMS, and thereafter shall renew on an annual basis unless terminated by either party in accordance with the supply agreement.  The supply agreement will also contain a minimum order requirement, a pricing schedule and will provide for an additional payment to Ethox of up to $535,000, which will be paid to Ethox over the term of the supply agreement on a per unit basis based on the minimum number of units that Scivanta is required to order under the supply agreement.

During the fiscal years ended October 31, 2009 and 2008, Scivanta submitted to Ethox for reimbursement $0 and $119,874, respectively, of expenses related to the software and hardware development of the SCMS, which amounts were recorded by Scivanta as a reduction to research and development expenses.

ASG Development Agreement

On July 2, 2007, Scivanta entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the agreement at any time upon written notification.  For the fiscal years ended October 31, 2009 and 2008, Scivanta recorded $103,569 and $374,540, respectively, of research and development expenses for services and materials provided under this development agreement.

Sparton Development Agreement

On August 22, 2007, Scivanta and Sparton, a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton provided Scivanta engineering and development support for the hardware component of the SCMS.  On October 1, 2008, Scivanta terminated the development agreement with Sparton.  For the fiscal year ended October 31, 2008, Scivanta recorded $608,630 of research and development expenses for services and materials provided under the development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the SCMS.  The service agreement was amended and restated on February 5, 2009.  Pursuant to the amended and restated service agreement, Rivertek will assist Scivanta in the development of the hardware component of the SCMS and will continue to assist in the management of the development of the software and catheter components of the SCMS.  The amended and restated service agreement will expire on December 31, 2010 and can be terminated earlier by either party upon three days written notice.  The services rendered to Scivanta provided under this contract are to be billed on a time and material basis.

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of its common stock to Rivertek as partial consideration for services rendered under the service agreement.  During the fiscal years ended October 31, 2009 and 2008, Scivanta recorded $110,638 and $143,115 respectively, of research and development expenses for services and materials provided under both the service agreement and the amended and restated service agreement.

Patents and Copyrights

The SCMS is the subject of 12 United States patents and corresponding patents in major international markets, including Canada, the European Union, Japan and India.  The patents cover the important facets of the SCMS, including catheter design and construction, catheter positioning, monitor design, algorithms and balloon inflation techniques.  The United States patents include United States Patent and Trademark Office numbers: 5,048,532; 5,181,517; 5,263,485; 5,398,692; 5,551,439; 5,570,671; 5,697,375; 5,921,935; 6,120,442; 6,238,349; 6,432,059; and 7,527,599.  In addition, the software that converts the pressure signals into useful clinical information is the subject of copyright.

Manufacturing and Principal Suppliers

We currently intend to outsource the manufacturing of the components for the SCMS.  We have entered into a development agreement with Ethox whereby Ethox is assisting in the development of the catheter component of the SCMS and will manufacture the catheter component of the SCMS.  See “Item 1. Business - Scivanta Agreements - Ethox Development Agreement.”  No other formal manufacturing agreements have been entered into at this time.

Distribution, Sales and Marketing

We currently do not maintain a dedicated sales force and currently do not sell any products.  We currently intend to outsource the distribution and sales requirements related to the SCMS.  No formal distribution or sales agreements have been entered into at this time.

Competition

There are four primary types of devices that are used to measure cardiac performance and it is anticipated that such devices would compete with the SCMS for market share.  The four types are:  (a) pulmonary artery catheter (e.g. Swan-Ganz catheter); (b) trans-esophageal echocardiography; (c) pulsed doppler sonography; and (d) impedance cardiography.

The pulmonary artery catheter, otherwise known as the Swan-Ganz catheter, is the established tool for monitoring cardiac performance and left atrial pressure.  The Swan-Ganz catheter is inserted through a vein into the right atrium and ventricle of the heart, and threaded into the pulmonary artery.  Due to the invasive nature of the Swan-Ganz catheter, it must be inserted within a hospital’s catheterization lab or intensive care unit and is not recommended for long-term cardiac monitoring.  The major distributor of the Swan-Ganz catheter is Edwards Lifesciences Corporation.

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

Impedance cardiography uses the heart’s electrical characteristics in order to measure the heart’s mechanical, or blood flow, characteristics.  The procedure is inaccurate in many circumstances, such as in patients with septic shock and/or severe aortic valve regurgitation and/or irregular heartbeats.  In addition, measurements can be inaccurate if the patient moves excessively while monitoring.  CardioDynamics International Corporation, which was recently acquired by SonoSite, Inc., markets this type of device.

Government Regulation

As a developer and possible future distributor of medical devices, we are subject to regulation by, among other governmental entities, the FDA, and the corresponding agencies of the states and foreign countries in which we may sell its products.  These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations could have a material impact on our future operations in the event we successfully develop the SCMS and implement our strategy for business development and acquire or develop additional medical devices and related products.

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

If the FDA does not grant us a 510(k) premarket notification clearance for the SCMS, we would be required to apply for a PMA from the FDA which could significantly increase the amount of time required to receive the FDA’s approval to market the SCMS.  No assurance can be given that the FDA will ultimately approve the SCMS for sale. See “Item 1. Business – Strategy for Business Development - SCMS.”

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

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Properties

Scivanta’s principal office is located at 215 Morris Avenue, Spring Lake, New Jersey 07762.  Scivanta rents approximately 2,000 square feet of office space at this location from Century Capital Associates LLC (“Century Capital”) pursuant to a sublease agreement.  David R. LaVance, Scivanta’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Scivanta’s Executive Vice President, Chief Financial Officer and Secretary, are principals of Century Capital.   This sublease agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000.  Scivanta is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

Item 3.            Legal Proceedings

None.

Item 4.            Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Scivanta’s stockholders during the fourth quarter of fiscal 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ OTC Bulletin Board under the ticker symbol “SCVM.”  Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2007 through October 31, 2009 as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2009	High	Low
First Quarter	$0.22	$0.10
Second Quarter	0.18	0.10
Third Quarter	0.19	0.07
Fourth Quarter	0.12	0.07

Year Ended October 31, 2008	High	Low
First Quarter	$0.15	$0.09
Second Quarter	0.16	0.10
Third Quarter	0.17	0.12
Fourth Quarter	0.23	0.07

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of January 27, 2010, the following were market makers for our common stock:  Mercer, Bokert, Buckman and Reid, Inc., Natixis Bleichroeder LLC, Domestic Securities, Inc., Hudson Securities, Inc. and Knight Equity Markets, L.P.

Stockholders

As of January 27, 2010, the approximate number of registered holders of our common stock was 430; the number of issued and outstanding shares of our common stock was 26,981,210; and there were 1,496,750 shares of common stock subject to outstanding warrants, 2,537,000 shares of common stock subject to outstanding stock options, and 1,041,667 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2009

There were no sales of unregistered securities during the fiscal year ended October 31, 2009, other than those set forth below or otherwise reported on Forms 10-Q and/or 8-K filed by Scivanta during the fiscal year ended October 31, 2009.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2009 and 2008.  This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2009 and 2008 and the related notes thereto, which begin on page F-1 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta ceased selling all products during the fiscal year ended October 31, 2004 and has not had any revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  See “Item 1. Business – Strategy for Business Development - SCMS.”

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

Income Taxes

Scivanta accounts for income taxes under Accounting Standard Codification (“ASC”) 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that we recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While Scivanta has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.  Likewise, deferred tax assets are reduced by a valuation allowance, when in our opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock Based Compensation

Scivanta accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant.
Scivanta accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”   All stock-based payments to non-employees are issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the warrant issuance as measured at its then-current fair value as of each financial reporting date.

Scivanta calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or expirations” and represents only the unvested portion of the surrendered stock option or warrant.  Scivanta estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, Scivanta monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Recent Accounting Pronouncements Applicable to Scivanta

Effective November 1, 2008, Scivanta adopted ASC 820, "Fair Value Measurements and Disclosures” (“ASC 820”).  This guidance establishes a new framework for measuring fair value and expands related disclosures.  This framework does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Effective April 1, 2009, the FASB amended ASC 820 in relation to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The adoption of ASC 820 did not have a significant impact on Scivanta’s financial position or results of operations.

In June 2009, the FASB established the FASB Accounting Standards Codification, or the  Codification, which on July 1, 2009 became the single official source of authoritative, nongovernmental generally accepted accounting principles, superseding all existing non-SEC accounting and reporting standards. The Codification does not change U.S. generally accepted accounting principles but instead reorganizes the U.S. generally accepted accounting principles pronouncements into accounting topics, and displays all topics using a consistent structure. As a result, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification.  The adoption of the Codification, which became effective during September 2009, did not have any impact on Scivanta’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures” (“ASU 2009-05”).  ASU 2009-05 amends ASC 820 by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 did not have a significant impact on Scivanta’s financial position or results of operations.

Scivanta is not aware of other recently issued, but not yet effective, accounting standards that would have a significant impact on Scivanta’s financial position or results of operations.

Results of Operations

Net Sales.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.

Research and Development.  For the fiscal year ended October 31, 2009, research and development expenses, on a net basis, were $257,288, which consisted of gross research and development expenses of $276,898 offset by $19,610 of research and development expenses reimbursed by the Foundation.  For the fiscal year ended October 31, 2008, research and development expenses, on a net basis, were $718,183, which consisted of gross research and development expenses of $1,694,044 offset by $855,987 of research and development expenses reimbursed by the Foundation and $119,874 of research and development expenses reimbursed by Ethox.  The $460,895, or 64%, decrease in research and development expenses, on a net basis, for the fiscal year ended October 31, 2009 was primarily due to a $304,962 decrease in license costs related to the SCMS as well as a $1,020,368 decrease in software and hardware development costs for the SCMS and a $80,364 decrease in consulting expenses related to the development of the SCMS resulting from our decision to slowdown the remaining development of the SCMS as we seek additional capital.  These decreases to research and development expense, on a net basis, for the fiscal year ended October 31, 2009 were partially offset by a $29,164 increase in clinical trial costs and a $956,251 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the expiration of the NYSTAR Contract.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2010 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses, on both a gross and net basis, for the fiscal year ending October 31, 2010 to significantly increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2010, on both a gross and net basis, to significantly decrease as we reduce our research and development activities.

General and Administrative.  For the fiscal year ended October 31, 2009, general and administrative expenses were $1,326,802, as compared to $1,463,561 for the fiscal year ended October 31, 2008.  The $136,759, or 9%, decrease in general and administrative expenses for the fiscal year ended October 31, 2009 was primarily due a $77,110 decrease in employee payroll and related tax and benefit costs, a $33,061 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $38,015 decrease in consulting expense for investor relations, a $8,162 decrease in travel costs and a $4,364 decrease in the cost of director and officer liability insurance.  These decreases in general and administrative expenses for the fiscal year ended October 31, 2009 were partially offset by a $22,586 increase in stock based compensation expense primarily related to stock options granted to employees and directors.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2010 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2010 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2010 to decrease as we reduce our operating activities.

Other Income (Expenses).  During the fiscal years ended October 31, 2009 and 2008, we incurred interest expense of $21,233 and $30,700, respectively.  The $9,467, or 31%, decrease in interest expense for the fiscal year ended October 31, 2009 was primarily due to a decrease in interest associated with the note payable related to the License Agreement.

Interest income for the fiscal years ended October 31, 2009 and 2008 was $2,941 and $43,598, respectively.  The $40,657, or 93%, decrease in interest income for the fiscal year ended October 31, 2009 was due to a decrease in cash and cash equivalents and a decrease in interest rates.

Income Tax Benefit.  During the fiscal years ended October 31, 2009 and 2008, we recorded an income tax benefit of $179,468 and $512,354, respectively, related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the New Jersey Economic Development Authority (the “NJEDA”) Technology Business Tax Certificate Transfer Program.

Net Loss.  For the fiscal year ended October 31, 2009, Scivanta had a net loss of $1,422,914, or $0.05 per share (basic and diluted), as compared to a net loss of $1,656,492, or $0.06 per share (basic and diluted), for the fiscal year ended October 31, 2008.  The decrease in the net loss was primarily attributable to a $460,895 decrease in research and development expenses, on a net basis, and a $136,759 decrease in general and administrative expenses.  These decreases in net loss for the fiscal year ended October 31, 2009 were partially offset by a $332,886 decrease in income tax benefit related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey and $40,657 decrease in interest income.

Liquidity and Capital Resources

As of October 31, 2009, Scivanta had working capital deficiency of $701,366 and cash and cash equivalents on hand of $97,415.  The $501,229 decrease in cash on hand from October 31, 2008 was primarily due to our continuing operating expenses offset by the receipt of $512,354 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2008 NJEDA Technology Business Tax Certificate Transfer Program and the receipt of $211,438 of receivables due from the Foundation and Ethox.

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

On January 20, 2010, we received $179,468 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program.  We will use these proceeds for working capital purposes.

As of January 27, 2010, our cash position was approximately $155,000.  Without any additional financing, we will only be able to continue our administrative operations for approximately three to five months from the filing date of this Form 10-K.  We are reducing operating expenses, deferring vendor payments, deferring payment of a portion of the officers’ salaries ($160,417 as of October 31, 2009) and deferring payment of $102,000 of bonus awards for fiscal 2008 ($82,500 due to officers).  If we are unable to secure additional capital, we will explore strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the fiscal year ended October 31, 2009, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.   We believe that our focus should be on obtaining additional capital through the private placement of our securities.  We are aggressively pursuing potential equity and or debt investors and have engaged several placement agents to assist us in this initiative.  In addition, we are reducing operating expenses.  While we are aggressively pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of Scivanta.  Any additional equity financing may result in substantial dilution to our stockholders.

Expenditures under our development agreements with Ethox, ASG and Rivertek are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend approximately $1,000,000 related to these agreements over the next seven to nine months.

Inflation and Seasonality

Inflation has had no material effect on the operations or financial condition of our business.  In addition, our operations are not considered seasonal in nature.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 8.            Financial Statements and Supplementary Data

The financial statement and supplementary data of Scivanta called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 of this report.

Item 9.            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, Scivanta carried out an evaluation of the effectiveness of the design and operation of Scivanta's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of Scivanta's management, including Scivanta's President and Chief Executive Officer and Scivanta’s Executive Vice President, Chief Financial Officer and Secretary, who concluded that Scivanta's disclosure controls and procedures are effective.  There has been no change in Scivanta’s internal control over financial reporting during Scivanta’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Scivanta's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Scivanta's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Scivanta's reports filed under the Exchange Act is accumulated and communicated to management, including Scivanta's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Scivanta is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Internal controls over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Scivanta; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of Scivanta are being made only in accordance with authorizations of management and directors of Scivanta; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Scivanta’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of Scivanta’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Scivanta’s internal control over financial reporting was effective as of October 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in Scivanta’s internal control over financial reporting during Scivanta’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Scivanta's internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of Scivanta. The name, age, principal occupation or employment and biographical information of each member of the board of directors of Scivanta who served as of October 31, 2009 are set forth below:

Name	Age	Principal Occupation or Employment

David R. LaVance	56	Chairman of the Board, President and Chief Executive Officer

Thomas S. Gifford	41	Executive Vice President, Chief Financial Officer and Secretary

Richard E. Otto	60	Consultant

Lawrence M. Levy	71	Senior Counsel at Brown Rudnick LLP

Anthony Giordano, III	44	Senior Executive Vice President and Chief Financial Officer of Central Jersey Bancorp and Central Jersey Bank, National Association

There are no family relationships among the current executive officers and directors of Scivanta.  None of the current executive officers or directors of Scivanta are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance and Mr. Levy, who serve as directors of Hologic, Inc. (NASDAQ:  HOLX).

Biographical Information

David R. LaVance:  Mr. LaVance became Scivanta’s President and Chief Executive Officer and the Chairman of its Board of Directors on March 21, 2003.  He also is the President and co-founder of Century Capital which was founded in 1997.  Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies from 1995 through 1997.  Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a startup health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995.  Before founding Nuclear Care, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992.  Mr. LaVance currently is a member of the board of directors of Hologic, Inc. (NASDAQ:  HOLX), a publicly traded medical device company specializing in digital imaging.  Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University.

Thomas S. Gifford:  Mr. Gifford became Scivanta’s Executive Vice President, Chief Financial Officer and a director on March 21, 2003.  He later became the Secretary of Scivanta on July 22, 2003.  Mr. Gifford is also the Vice President and co-founder of Century Capital.  He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant.  He was formerly a Manager and Associate Director of KPMG Health Ventures.  Prior to KPMG Health Ventures, Mr. Gifford was an accountant for KPMG Peat Marwick LLP from 1990 through 1994, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies.  Mr. Gifford currently serves on the board of directors of Maloy Risk Services, Inc., a privately held insurance brokerage.  Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law.

Richard E. Otto:  Mr. Otto was elected as a director of Scivanta on May 6, 2003.  He has been a consultant since June 2007.  Beginning January 2002, Mr. Otto served as the Chief Executive Officer and a director of Corautus Genetics Inc., a publicly traded biopharmaceutical company and its predecessor Vascular Genetics Inc., until June 2007 when Corautus merged with VIA Pharmaceuticals, Inc., a publicly traded biotechnology company (NASDAQ: VIAP).  From June 1995 through April 1998, he was Chief Executive Officer and a director of CardioDynamics International Corporation, a publicly traded company that develops, manufactures and markets noninvasive heart-monitoring devices that is now a wholly-owed subsidiary of SonoSite, Inc. (NASDAQ:  SONO).  Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to key management positions with Cardiac Pacemakers Inc. (now a Guidant company).  Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company.  He received a B.S. degree from the University of Georgia.

Lawrence M. Levy:  Mr. Levy was elected as a director of Scivanta on March 15, 2007.  He has been Senior Counsel at Brown Rudnick LLP, an international law firm, since February 2005 and, for more than 30 years before that, had been a Partner at Brown Rudnick, specializing in corporate and securities law. Mr. Levy is also a member of the boards of directors of Hologic, Inc. (NASDAQ: HOLX), a publicly traded medical device company specializing in digital imaging, Option N.V. of Belgium, a broadband wireless company specializing in data cards, embedded wireless modules, fixed mobile devices and related software and the Facing History and Ourselves National Foundation. Mr. Levy received a B.A. from Yale University and a L.L.B. from Harvard Law School.

Anthony Giordano, III:  Mr. Giordano was elected as a director of Scivanta on March 15, 2007.  He currently serves as the Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp (formerly Monmouth Community Bancorp), a publicly traded bank holding company (NASDAQ:  CJBK), and its wholly-owned subsidiary, Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.).  Prior to the consummation of the combination of Monmouth Community Bancorp and Allaire Community Bank on January 1, 2005, he served as an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of Monmouth Community Bancorp and its bank subsidiary, Monmouth Community Bank, N.A.  Prior to joining Monmouth Community Bank, N.A. in May 1998, Mr. Giordano was employed by PNC Bank (formerly Midlantic Bank), where he served as Real Estate Banking Officer from 1996 to 1998 and Senior Accountant/Financial Analyst from 1994 to 1996.  From 1988 to 1994, Mr. Giordano served in various positions at Shadow Lawn Savings Bank, including Budget and Financial Planning Manager and Financial Analyst.  Mr. Giordano received a M.B.A degree from Monmouth University and a B.S. degree in finance from Kean University.

Executive Officers

The executive officers serve in accordance with Scivanta’s bylaws and at the discretion of Scivanta’s board of directors.  The name, age, current position and biographical information of each executive officer of Scivanta are set forth below:

Name	Age	Capacities in Which Served

David R. LaVance	56	Chairman of the Board, President and Chief Executive Officer

Thomas S. Gifford	41	Executive Vice President, Chief Financial Officer and Secretary

For the biographical information for David R. LaVance and Thomas S. Gifford, see “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board.  In addition, the board sometimes conducts business through its committees, including an audit committee and compensation committee.  Following the election of directors at the 2009 Annual Meeting of Stockholders, the board of directors for fiscal 2009 consisted of:  David R. LaVance, Thomas S. Gifford, Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Messrs. Otto, Levy and Giordano qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

The audit committee of the board of directors for fiscal 2009 consisted of:  Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Mr. Giordano is the chairman of the audit committee.  Each of Mr. Giordano, Mr. Otto and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  In addition, the board has determined that Mr. Otto and Mr. Giordano both qualify as financial experts pursuant to SEC rules.  The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information, as well as such other responsibilities set forth in the amended and restated charter of the audit committee which was adopted on May 14, 2004.

Compensation Committee

The compensation committee of the board of directors for fiscal 2009 consisted of:  Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Mr. Otto is the Chairman of the Compensation Committee.  Each of Mr. Giordano, Mr. Otto and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  The compensation committee does not have a formal charter.  The compensation committee is responsible for determining whether Scivanta’s compensation and benefits packages are suitable and do not provide excessive benefits or result in material financial loss to Scivanta.  The compensation committee is also responsible for approving or recommending to the Board compensation packages and plans for senior management and directors.  These compensation packages include salaries, bonuses, vacations, termination benefits, profit-sharing plans, contributions to employee pension plans, stock option and stock purchase plans, indemnification agreements and employment/change of control contracts.  When reviewing the proposed compensation packages, the compensation committee will consider:  (1) the combined value of all cash and noncash benefits provided to the individual or individuals; (2) the compensation history of the individual or individuals as compared to other individuals with comparable expertise at Scivanta; (3) the financial condition of Scivanta; (4) comparable compensation packages at similar institutions based upon such factors as asset size, geographic location and the services provided; (5) the projected total cost and benefit to Scivanta for post employment benefits; and (6) any connection between the individual and any fraudulent act or omission, breach of trust of fiduciary duty or insider abuse with regard to Scivanta.

Section 16 Compliance

Section 16(a) of the Exchange Act requires Scivanta’s directors, executive officers and persons who own more than 10% of Scivanta’s common stock on Forms 3, 4 and 5 with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Scivanta with copies of all Forms 3, 4 and 5 reports they file.

Scivanta believes that all filings required to be made by its executive officers and directors pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed.

Chief Executive and Senior Financial Officer Code of Ethics

The chief executive and senior financial officers of Scivanta are held to the highest standards of honest and ethical conduct when conducting the affairs of Scivanta.  All such individuals must act ethically at all times in accordance with the policies contained in Scivanta's Chief Executive and Senior Financial Officer Code of Ethics.  Copies of the Chief Executive and Senior Financial Officer Code of Ethics will be furnished without charge upon written request received from any shareholder of record.  Requests should be directed to Scivanta Medical Corporation, 215 Morris Avenue, Spring Lake, New Jersey  07762, Attention: Secretary.  The Chief Executive and Senior Financial Officer Code of Ethics is also available on Scivanta’s website at www.scivanta.com.

Item 11.	Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Scivanta for the fiscal years ended October 31, 2009 and 2008 of any person who served as Scivanta’s President and Chief Executive Officer during the fiscal year ended October 31, 2009 and each other executive officer of Scivanta whose total annual salary and bonus for the fiscal year ended October 31, 2009 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
David R. LaVance,	2009	$275,000	(1)	$—		$—	$43,115	(2)	$—	$—	$—	$318,115
President and Chief Executive Officer	2008	$275,000		$41,250	(3)	$—	$32,328	(2)	$—	$—	$—	$348,578

Thomas S. Gifford,	2009	$275,000	(1)	$—		$—	$43,115	(2)	$—	$—	$—	$318,115
Executive Vice President, Chief Financial Officer and Secretary	2008	$275,000		$41,250	(3)	$—	$32,328	(2)	$—	$—	$—	$348,578

(1)	$80,208 of the salary for the Named Executive Officer ($160,416 in the aggregate) has been accrued, and will be paid upon Scivanta receiving additional funding.

(2)
Amounts shown do not reflect compensation actually received by the Named Executive Officer.  Instead, the amounts shown are the compensation costs we recognized in the fiscal years 2009 and 2008 in accordance with ASC 718.  The accounting for stock based compensation and the assumptions used to calculate the value of the option grants are set forth under Note 3 “Summary of Significant Accounting Policies – Stock Based Compensation” and Note 7 “Stockholders’ Equity,” respectively, of our audited financial statements for the fiscal years ended October 31, 2009 and 2008 and the related notes thereto, which begin on page F-1 of this report.

(3)	The bonus awarded for fiscal 2008 has been accrued, and will be paid at the discretion of the compensation committee.

Employment Agreements

On January 1, 2008, Scivanta entered into an executive employment agreement with each of David R. LaVance, Scivanta’s President and Chief Executive Officer, and Thomas S. Gifford, Scivanta’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2010, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements.  Both Messrs. LaVance and Gifford shall be paid an annual base salary of $275,000, which may be increased by the compensation committee.  In addition, both Messrs. LaVance and Gifford shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee.  Scivanta will also provide certain benefits to Messrs. LaVance and Gifford, which include a comprehensive medical package, dental insurance, long-term disability coverage, a 401(k) Savings Plan/Profit Sharing Plan and a Section 125 Cafeteria Plan.  Messrs. LaVance and Gifford will also be entitled to vacation days in accordance with Scivanta’s policies.

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

In addition, in the event that within one-hundred eighty days of a Change of Control (as defined in the Employment Agreements and used herein) of Scivanta, the employment of Mr. LaVance or Mr. Gifford is terminated by Scivanta or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with Scivanta or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by Scivanta at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment.  The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s or Mr. Gifford’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the twelve months prior to the earlier of (A) the effective date of the Change of Control and (B) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with Scivanta.

Pursuant to the Employment Agreements, any severance payment to be paid by Scivanta to Mr. LaVance or Mr. Gifford is subject to Scivanta and Mr. LaVance or Mr. Gifford entering into and not revoking a release of claims in favor of Scivanta.

Each of Mr. LaVance and Mr. Gifford has agreed that (a) during the term of his employment with Scivanta and (b) for one year after the termination of his employment with Scivanta, he will not, directly or indirectly, be employed by, provide consulting services to or have any ownership interest (as a stockholder, partner or otherwise) in any Competing Business (as defined in the Employment Agreements), except for as permitted in the Employment Agreements.

Each of Mr. LaVance and Mr. Gifford has also agreed that (a) during the term of his employment with the Scivanta, and (b) for a period of three years after the termination of his employment with the Scivanta, he will not recruit any employee of the Scivanta or solicit, divert or take away the business or patronage of any of the clients, customers or accounts of the Scivanta that were served by the Scivanta while he was employed by the Scivanta.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at October 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards									Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un- exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R .LaVance	5/14/04	200,000	(1)	—		—	$0.04	5/14/14	—	$—	—	$—
President and Chief Executive Officer	2/5/07	487,000	(2)	13,000	(2)	—	$0.20	2/5/17	—	$—	—	$—
	1/1/08	33,333	(3)	66,667	(3)	—	$0.14	1/1/18	—	$—	—	$—
	1/21/09	—		250,000	(4)	—	$0.14	1/21/19	—	$—	—	$—

Thomas S. Gifford	5/14/04	200,000	(1)	—		—	$0.04	5/14/14	—	$—	—	$—
Executive	2/5/07	487,000	(2)	13,000	(2)	—	$0.20	2/5/17
Vice President,	1/1/08	33,333	(3)	66,667	(3)	—	$0.14	1/1/18	—	$—	—	$—
Chief Financial Officer and Secretary	1/21/09	—		250,000	(4)	—	$0.14	1/21/19	—	$—	—	$—

(1)
Represents 200,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of Scivanta’s common stock.  Mr. LaVance and Mr. Gifford are principals of Century Capital.  Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these shares except to the extent of his ownership interest in Century Capital.

(2)
On February 5, 2007, Scivanta granted a non-qualified stock option to purchase 500,000 shares of its common stock pursuant to the 2002 Equity Incentive Plan to each of Messrs. LaVance and Gifford.  An aggregate amount of 1,000,000 shares of Scivanta’s common stock could be issued pursuant to these options.  Each option has a ten year term and is exercisable at $0.20 per share.  The shares of common stock underlying each option vest or vested as follows:  14,000 shares vested on the last day of each month commencing February 28, 2007 through October 31, 2009; 25,000 shares of common stock underlying each option vested upon Scivanta’s execution of its development agreement with Ethox; and the remaining 13,000 shares vest on November 30, 2009.

(3)
On January 1, 2008, Scivanta granted a non-qualified stock option to purchase 100,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.  An aggregate of 200,000 shares of Scivanta’s common stock could be purchased pursuant to these options.  Each option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying each option vest or vested as follows:  33,333 shares vested on December 31, 2008; 33,333 shares vest on December 31, 2009; and 33,334 shares vest on December 31, 2010.    In the event of a change in control of Scivanta, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control.

(4)
On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 250,000 shares of Scivanta’s common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.  An aggregate of 500,000 shares of Scivanta’s common stock could be purchased pursuant to these options.  Each option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying each option vests as follows:  83,333 shares vest on December 31, 2009; 83,333 shares vest on December 31, 2010; and 83,334 shares vest on December 31, 2011.    In the event of a change in control of Scivanta, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control.

Directors’ Compensation

The following table sets forth information concerning the compensation of the board of directors who are not Named Executive Officers for the fiscal year ended October 31, 2009.

Name	Fees Earned or Paid in Cash ($) (1)(2)	Stock Awards ($)	Option Awards ($) (3)(4)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Richard E. Otto	$14,500	$—	$10,624	$—	$—	$—	$25,124
Lawrence M. Levy	$14,500	$—	$12,036	$—	$—	$—	$26,536
Anthony Giordano, III	$14,500	$—	$12,442	$—	$—	$—	$26,942

(1)
Effective January 1, 2008, Scivanta’s compensation committee approved the following compensation for independent directors:  (a)  annual retainer of $10,000; (b) in-person daily meeting fee of $2,000; and (c) telephonic meeting fee of $500.

(2)	$9,000 of the fees earned for each director ($27,000 in aggregate) has been accrued, and will be paid upon Scivanta receiving additional funding.

(3)
Option awards consist of warrants issued and options granted to purchase Scivanta common stock.  Amounts shown do not reflect compensation actually received by the director.  Instead, the amounts shown are the compensation costs we recognized in the fiscal year 2009 in accordance with ASC 718.  The accounting for stock based compensation and the assumptions used to calculate the value of the warrant issuances and option grants are set forth under Note 2 “Summary of Significant Accounting Policies – Stock Based Compensation” and Note 7 “Stockholders’ Equity,” respectively, of our audited financial statements for the fiscal years ended October 31, 2009 and 2008 and the related notes thereto, which begin on page F-1 of this report.

(4)
As of October 31, 2009, the aggregate number of shares of Scivanta common stock underlying warrants issued and options granted to each director were as follows:  Richard E. Otto – 473,000 shares; Lawrence M. Levy – 165,000 shares; and Anthony Giordano, III – 177,000 shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 27, 2010, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Scivanta’s common stock, which is the only class of Scivanta capital stock with shares issued and outstanding, by (1) each director and nominee for director of Scivanta, (2) each of the Named Executive Officers, (3) each person or group of persons known by Scivanta to be the beneficial owner of greater than 5% of Scivanta’s outstanding common stock, and (4) all directors and executive officers of Scivanta as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Scivanta common stock shown as beneficially owned by them.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner	No. of Shares (1)	Percent of Class
David R. LaVance (2)(3)(4)(5)	4,712,499	16.93%
Thomas S. Gifford (3)(5)(6)(7)	5,023,437	18.05%
Lawrence M. Levy (3)(8)	165,000	*
Anthony Giordano, III (3)(9)	177,000	*
Richard E. Otto (3)(10)	473,000	1.72%
John A. Moore (11)(12)	1,360,270	5.02%
Richard S. Rimer (13)	2,731,948	10.13%
All directors and executive officers as a group (4)(5)(7)(8)(9)(10)	10,239,998	34.72%

* Represents less than 1% of the issued and outstanding shares of Scivanta’s common stock.

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Scivanta’s common stock if he, she or it has voting or investment power with respect to such shares.  This includes shares (a) subject to options and warrants exercisable within sixty days of January 27, 2010, and (b) (1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as Scivanta’s President and Chief Executive Officer.

(3)	Such person serves as a director of Scivanta and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)
Includes 649,999 shares currently available for purchase or which are available for purchase within sixty days of January 27, 2010 under the options granted by Scivanta to Mr. LaVance on February 5, 2007, January 1, 2008 and January 21, 2009.  Also, includes 310,938 shares held by the LaVance Trust for Children, a trust established for the benefit of Mr. LaVance’s children.  Mr. LaVance disclaims beneficial ownership of the shares held in trust.

(5)
Includes 200,000 shares currently available for purchase under the warrant issued on May 14, 2004 to Century Capital.  Mr. LaVance and Mr. Gifford are the principals of Century Capital.  Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these shares except to the extent of his ownership in Century Capital.

(6)	Such person serves as Scivanta’s Executive Vice President, Chief Financial Officer and Secretary.

(7)
Includes 649,999 shares currently available for purchase or which are available for purchase within sixty days of January 27, 2010 under the options granted by Scivanta to Mr. Gifford on February 5, 2007, January 1, 2008 and January 21, 2009.  Also includes 310,938 shares held by the LaVance Trust for Children.  Mr. Gifford is the trustee for the LaVance Trust for Children.  Mr. Gifford disclaims beneficial ownership of the shares held in trust.

(8)
Represents the shares currently available for purchase or which are available for purchase within sixty days of January 27, 2010 under the warrant issued by Scivanta to Mr. Levy on March 15, 2007 and the options granted by Scivanta to Mr. Levy on January 1, 2008 and January 21, 2009.

(9)
Represents the shares currently available for purchase or which are available for purchase within sixty days of January 27, 2010 under the warrant issued by Scivanta to Mr. Giordano on March 15, 2007 and the options granted by Scivanta to Mr. Giordano on January 1, 2008 and January 21, 2009.

(10)
Represents the shares currently available for purchase or which are available for purchase within sixty days of January 27, 2010 under the warrants issued by Scivanta to Mr. Otto on February 25, 2005 and February 5, 2007 and the options granted by Scivanta to Mr. Otto on January 1, 2008 and January 21, 2009.

(11)	Mr. Moore maintains a mailing address at 403 Marsh Lane, Wilmington, Delaware 19804.

(12)	Includes 100,000 shares currently available for purchase under the warrant issued by Scivanta to Mr. Moore on February 5, 2007.

(13)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

Stock Option Plans

Scivanta currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of October 31, 2009, options to purchase 1,470,000 shares of Scivanta’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption Scivanta’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved Scivanta’s 2007 Equity Incentive Plan.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2009, options to purchase 1,067,000 shares of Scivanta’s common stock were outstanding under the 2007 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2009, on the number of securities to be issued upon the exercise of outstanding options under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan and the number of securities remaining available for future issuance under the 2007 Equity Incentive Plan.

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plan approved by security holders (1)	2,537,000	$0.16	1,933,000
Equity compensation arrangements not approved by security holders (2)	1,496,750	$0.15	—
Total	4,033,750	$0.16	1,933,000

(1)
Scivanta currently has two equity compensation plans, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  Both of these plans are described herein and each has been approved by Scivanta’s stockholders.  As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

(2)	Represents warrants to purchase common stock which were issued and outstanding as of October 31, 2009. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrants Issued to Consultants Dated October 23, 2008

On October 23, 2008, Scivanta issued warrants to purchase an aggregate of 120,000 shares of common stock to Donald D. Hickey, M.D. and Clas E. Lundgren, M.D., Ph.D. as consideration for their service as product development consultants to Scivanta.  Each of the warrants has a five year term and is exercisable at $0.20 per share.  As of October 31, 2009, all 120,000 shares underlying the warrants were available for purchase.

Warrant Issued to Consultant Dated April 28, 2008

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of common stock to Rivertek Medical Systems, Inc. as partial consideration for its services as a product development consultant to Scivanta.  The warrant has a five year term and is exercisable at $0.13 per share.  As of October 31, 2009, all 125,000 shares underlying the warrant were available for purchase.

Warrant Issued to Consultant Dated April 1, 2008

On April 1, 2008, Scivanta issued a warrant to purchase 150,000 shares of common stock to Catalyst Financial Resources LLC (“Catalyst”) as partial consideration for the services to be provided by Catalyst to Scivanta as an investor relations consultant.  The warrant has a five year term.  As of October 31, 2009, 75,000 shares underlying the warrant were available for purchase (37,500 exercisable at $0.20 per share and 37,500 exercisable at $0.25 per share) and 75,000 shares underlying the warrant were cancelled.

Warrants Issued to Consultants Dated November 1, 2007

On November 1, 2007, Scivanta issued warrants to purchase an aggregate of 160,000 shares of common stock to Harvey Sacks, MD, Andrew D. Shaw, MD and Paul Sierzenski, MD as partial consideration for their service as medical consultants to Scivanta.  Each of the warrants has a five year term and is exercisable at $0.13 per share.  As of October 31, 2009, all 160,000 shares underlying the warrants were available for purchase.

Warrants Issued to Directors Dated March 15, 2007

On March 15, 2007, Scivanta issued warrants to purchase an aggregate of 214,000 shares of common stock to Lawrence M. Levy and Anthony Giordano, III as consideration for their service as members of the Board of Directors and related committees in 2007.  Each of the warrants has a five year term and is exercisable at $0.25 per share.  The shares of common stock underlying the warrants vest or vested as follows:  13,500 shares vested on each of March 31, 2007, June 30, 2007 and September 30, 2007; 53,500 shares vested on December 31, 2007; 40,000 shares vested on December 31, 2008; and 40,000 shares vest on each of December 31, 2009 and December 31, 2010.  In the event of a change in control of Scivanta, as defined in the warrants, the warrants become fully vested as of ten days prior to the change in control.  As of October 31, 2009, 134,000 shares underlying the warrant were available for purchase and 80,000 shares underlying the warrant were unvested and were not yet available for purchase.

Warrant Issued to Director Dated February 5, 2007

On February 5, 2007, Scivanta issued a warrant to purchase 209,000 shares of common stock to Richard E. Otto as consideration for his service as a member of the board of directors and related committees of Scivanta in 2006 and 2007.  The warrant has a five year term and is exercisable at $0.20 per share.  The shares of common stock underlying the warrant vest or vested as follows:  100,000 shares vested immediately on February 5, 2007; 7,250 shares vested on each of March 31, 2007, June 30, 2007 and September 30, 2007; 27,250 shares vested on December 31, 2007; 20,000 shares vested on December 31, 2008; and 20,000 shares vest on each of December 31, 2009 and December 31, 2010.  In the event of a change in control of Scivanta, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control.  As of October 31, 2009, 169,000 shares underlying the warrant were available for purchase and 40,000 shares underlying the warrant were unvested and were not yet available for purchase.

Warrant Issued to Former Director Dated February 5, 2007

On February 5, 2007, Scivanta issued a warrant to purchase 100,000 shares of common stock to John A. Moore as consideration for his service as a member of the board of directors and related committees of Scivanta in 2006.  The warrant has a five year term and is exercisable at $0.20 per share.  As of October 31, 2009, all 100,000 shares underlying the warrant were available for purchase.

Warrant Issued to Consultant Dated January 1, 2007

On January 1, 2007, Scivanta issued a warrant to purchase 125,000 shares of common stock to the principal owner of the Investors Relations Group in connection with an investor relations and public relations consulting agreement entered into by Scivanta and the Investors Relations Group.  The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012.  As of October 31, 2009, 93,750 shares underlying the warrant were available for purchase and 31,250 shares underlying the warrant were cancelled.

Warrant Issued to Director Dated February 25, 2005

On February 5, 2007, Scivanta issued a warrant to purchase 200,000 shares of common stock to Richard E. Otto as consideration for his service as a member of the board of directors and related committees of Scivanta in 2005.  The warrant has a five year term and is exercisable at $0.03 per share.  As of October 31, 2009, all 200,000 shares underlying the warrant were available for purchase.

Warrant Issued to Century Capital Dated May 14, 2004

On May 14, 2004, Scivanta issued a warrant to purchase 700,000 shares of common stock to Century Capital as partial consideration for consulting services.  The warrant has a ten year term and is exercisable at $0.04 per share.  As of October 31, 2009, 500,000 shares underlying the warrant had been purchased and 200,000 shares underlying the warrant were available for purchase.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

David R. LaVance, Scivanta’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Scivanta’s Executive Vice President, Chief Financial Officer and Secretary, are principals of Century Capital, a consulting firm.   Effective February 1, 2007, Scivanta and Century Capital entered into a Sublease Agreement pursuant to which Scivanta rents office space approximating 2,000 square feet inside Century Capital’s existing offices.  In addition, Scivanta rents office furniture and other equipment from Century Capital.  This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000.  Scivanta is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the fiscal year ended October 31, 2009, Scivanta was billed $70,679 pursuant to the terms of the Sublease Agreement.  As of October 31, 2009, Scivanta owed Century Capital $900 for expenses due under the Sublease Agreement and $883 for other expenses, which amounts are included in accounts payable – related party and were paid by Scivanta subsequent to October 31, 2009.

Director Independence

Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III each qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.  Messrs. Otto, Levy and Giordano also serve on the audit committee and qualify as independent directors for the audit committee in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Item 14.	Principal Accountant Fees and Services

Audit Fees. Scivanta was billed $58,400 and $55,800 by Weiser LLP for audit fees relating to Scivanta’s fiscal years ended October 31, 2009 and 2008, respectively.  Audit fees incurred in each of the fiscal years ended October 31, 2009 and 2008 consisted of fees for the audit of Scivanta’s annual financial statements and review of quarterly financial statements.

Audit Related Fees.  Scivanta did not incur any fees associated with audit related services with Weiser LLP, or any other accounting firm, relating to fiscal years ended October 31, 2009 and 2008.  Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees.  Scivanta did not incur any fees associated with tax services relating to the fiscal years ended October 31, 2009 and 2008.

All Other Fees.  Scivanta did not incur any fees associated with non-audit services with Weiser LLP, or any other accounting firm, relating to fiscal years ended October 31, 2009 and 2008.

Pre-Approval Policies and Procedures.  The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  In accordance with its charter, the audit committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to Scivanta that are prohibited by law or regulation.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits
Reference is made to the Index of Exhibits beginning on page E-1 of this report.

(b)	Financial Statement Schedules
Reference is made to the Index of Financial Statements on page F-1 of this report.  No schedules are included with the financial statements because the required information is inapplicable or is presented in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

January 29, 2010	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	January 29, 2010
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	January 29, 2010
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ Richard E. Otto	Director	January 29, 2010
Richard E. Otto

/s/ Lawrence M. Levy	Director	January 29, 2010
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	January 29, 2010
Anthony Giordano, III

Scivanta Medical Corporation

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”), as of October 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged, to perform an audit of its internal control over financial reporting.  Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weiser LLP

New York, New York
January 29, 2010

Scivanta Medical Corporation
Balance Sheets

	October 31, 2009	October 31, 2008
Assets
Current assets:
Cash and cash equivalents	$97,415	$598,644
Prepaid expenses and other	10,331	33,286
Tax loss receivable	179,468	512,354
Other receivables	—	211,438

Total current assets	287,214	1,355,722

Other	2,527	7,568

Total assets	$289,741	$1,363,290
Liabilities
Current liabilities:
Accounts payable	$269,913	$226,909
Accounts payable - related party	1,783	2,632
Accrued expenses	42,181	20,821
Accrued compensation	262,417	102,000
Notes payable	162,286	34,567
Convertible debentures	250,000	—

Total current liabilities	988,580	386,929

Long-term liabilities:
Note payable	—	158,438
Convertible debentures	—	250,000

Total long-term liabilities	—	408,438

Commitments and contingencies

Stockholders' (deficiency) equity
Common stock, $.001 par value; 100,000,000 shares authorized; 26,981,210 and 26,852,364 shares issued and outstanding, respectively	26,981	26,852
Additional paid-in capital	21,009,649	20,853,626
Accumulated deficit	(21,735,469)	(20,312,555)

Total stockholders' (deficiency) equity	(698,839)	567,923

Total liabilities and stockholders' (deficiency) equity	$289,741	$1,363,290

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations

	Years Ended October 31,
	2009	2008

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net	257,288	718,183
General and administrative	1,326,802	1,463,561

Loss from operations	(1,584,090)	(2,181,744)

Other income (expense):
Interest income	2,941	43,598
Interest expense	(21,233)	(30,700)

Loss before income tax benefit	(1,602,382)	(2,168,846)

Income tax benefit	179,468	512,354

Net loss	$(1,422,914)	$(1,656,492)

Net loss per common share, basic and diluted	$(0.05)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	26,944,145	25,833,551

The accompanying notes are an integral part of these financial statements.

 Scivanta Medical Corporation
Statements of Stockholders’ Equity (Deficiency)
For the Years Ended October 31, 2009 and 2008

					Total
	Common Stock		Additional		Stockholders'
	Number	$0.001	Paid-in	Accumulated	Equity
	of Shares	Par Value	Capital	Deficit	(Deficiency)
Balance at October 31, 2007	25,750,444	$25,750	$20,528,807	$(18,656,063)	$1,898,494
Shares issued to consultants as payment for services rendered	100,000	100	3,400		3,500
Shares issued as additional consideration under technology license agreement	814,020	814	145,710		146,524
Shares issued as partial payment of note payable	187,900	188	33,634		33,822
Stock based compensation			142,075		142,075
Net loss				(1,656,492)	(1,656,492)
Balance at October 31, 2008	26,852,364	26,852	20,853,626	(20,312,555)	567,923
Shares cancelled previously issued to consultants	(25,000)	(25)	25		—
Shares issued as payment of interest due on the February 1, 2007 convertible debentures	153,846	154	19,846		20,000
Stock based compensation			136,152		136,152
Net loss				(1,422,914)	(1,422,914)
Balance at October 31, 2009	26,981,210	$26,981	$21,009,649	$(21,735,469)	$(698,839)

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows

	Years Ended October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,422,914)	$(1,656,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,041	3,040
Stock based compensation expense	136,152	145,575
License expense	—	304,962
Interest imputed on note payable	—	10,700
Changes in operating assets and liabilities:
Prepaid expenses and other	52,560	21,698
Tax loss receivable	332,886	(205,551)
Other receivables	211,438	(157,955)
Deposit	—	60,000
Accounts payable	43,004	140,948
Accounts payable - related party	(849)	209
Accrued expenses	41,360	(16,731)
Accrued compensation	160,417	17,000
Net cash used in operating activities	(440,905)	(1,332,597)
Cash flows from investing activity:
Purchase of fixed assets	—	(4,000)
Cash flows from financing activity:
Repayment of notes payable	(60,324)	(73,668)
Decrease in cash and cash equivalents	(501,229)	(1,410,265)
Cash and cash equivalents - beginning of period	598,644	2,008,909
Cash and cash equivalents - end of period	$97,415	$598,644
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,233	$20,000
Cash paid for income taxes	$2,415	$1,820
Noncash operating activity:
Issuance of common stock as payment for consulting services	$—	$10,125
Noncash investing and financing activities:
Issuance of notes payable as payment for insurance premiums	$29,605	$—
Issuance of 153,846 shares of common stock as payment of accrued interest on convertible debentures	$20,000	$—
Issuance of 187,900 shares of common stock as partial payment of note payable related to technology license	$—	$33,822
Issuance of note payable as additional payment for technology license	$—	$158,438

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Financial Statements

1.	Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”), originally incorporated in New Jersey on November 29, 1982, is currently a Nevada corporation headquartered in Spring Lake, New Jersey.  The Company ceased selling all products during the fiscal year ended October 31, 2004 and has not had any revenue from the sale of products since the second quarter of 2003.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), formerly known as the Hickey Cardiac Monitoring System (HCMS), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The essential hardware, software and catheter components for the SCMS have been completed.  Scivanta currently has a fully assembled SCMS device that has been used in initial clinical trials. The two major items remaining in the development of the SCMS are the completion of the clinical trials and the design and engineering of the production model of the SCMS.

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company is aggressively pursuing potential investors and has engaged several placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

Depending upon Scivanta’s ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS by the end of September 2010, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of United States sales.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, a working capital deficiency and has an accumulated deficit of $21,735,469 as of October 31, 2009.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown could make financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and has engaged several placement agents to assist the Company in this initiative.  In addition, the Company is reducing operating expenses, deferring vendor payments, deferring payment of a portion of the officers’ salaries ($160,417 as of October 31, 2009) and deferring payment of $102,000 of bonus awards for fiscal 2008 ($82,500 due to officers).  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its capital raising efforts.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known.  The Company based its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances.  Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate.  All of these estimates reflect management's best judgment about current economic and market conditions and their effects based on information available as of the date of these financial statements.  If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which average from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the related assets.  Expenditures for repairs and maintenance are expensed as incurred.  Gross assets as of both October 31, 2009 and 2008 amounted to $14,095 and accumulated depreciation amounted to $11,568 and $6,527, respectively.  The net book value as of October 31, 2009 and 2008 of $2,527 and $7,568, respectively, represents the entire balance of other assets.

Income Taxes

The Company provides for deferred income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”).  ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes based on tax effects of differences between the financial statement and tax bases of assets and liabilities, based on enacted rates expected to be in effect when such basis differences reverse in future periods.  Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Valuation allowances are recorded when realizability of deferred tax assets is not likely.

Research and Development

The Company expenses research and development costs as incurred.  Advance payments related to development agreements are recorded as prepaid expenses and expensed as the work is performed.  Initial and milestone payments made to third parties in connection with technology license agreements are also expensed as incurred as research and development costs, up to the point of regulatory approval.  Payments made to third parties subsequent to regulatory approval will be capitalized and amortized over the estimated remaining useful life of the related product.  The SCMS is currently in the development stage and has not received regulatory approval.

Stock Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.’   All stock-based payments to non-employees are issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the warrant issuance as measured at its then-current fair value as of each financial reporting date.

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or expirations” and represents only the unvested portion of the surrendered stock option or warrant.  Scivanta estimates forfeiture rates for all unvested awards when calculating the expense for the period.  In estimating the forfeiture rate, Scivanta monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

During the fiscal years ended October 31, 2009 and 2008, the Company recorded stock-based compensation expense as follows:

	Year Ended October 31,
	2009	2008
Research and development	$(3,871)	$32,009
General and administrative	140,023	113,566
Total	$136,152	$145,575

For the fiscal years ended October 31, 2009 and 2008, the Company recorded stock-based compensation expense related to stock options granted to employees of $140,023 and $94,748, respectively.

For the fiscal year ended October 31, 2009, the Company recorded a reduction of $3,871 to stock-based compensation expense related to warrants issued to non-employees.  This reduction resulted from the variable accounting treatment associated with these warrants.  Stock-based compensation expense related to warrants issued to non-employees during the fiscal year ended October 31, 2008 amounted to $50,827.

During the fiscal year ended October 31, 2009, the Company granted 625,000 stock options to its employees (estimated fair value of $62,788 at the date of grant) and granted 111,000 stock options to its directors (estimated fair value of $11,151 at the date of grant) (see Note 7).

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

For the fiscal year ended October 31, 2009, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 1,496,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the fiscal year ended October 31, 2008, diluted net loss per share did not include the effect of 1,801,000 shares of common stock issuable upon the exercise of outstanding options, 1,838,350 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

Subsequent Events

Management has evaluated subsequent events from the fiscal year ended October 31, 2009 through January 29, 2010, which is the date the Company's financial statements were issued.  No material subsequent events have occurred since the fiscal year ended October 31, 2009 through January 29, 2010 that would require recognition or additional disclosure in these financial statements (see Note 5).

Recent Accounting Pronouncements Applicable to the Company

Effective November 1, 2008, Scivanta adopted ASC 820, "Fair Value Measurements and Disclosures” (“ASC 820”).  This guidance establishes a new framework for measuring fair value and expands related disclosures.  This framework does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  Effective April 1, 2009, the FASB amended ASC 820 in relation to determining fair value when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly.  The adoption of ASC 820 did not have a significant impact on Scivanta’s financial position or results of operations.

In June 2009, the FASB established the FASB Accounting Standards Codification, or the Codification, which on July 1, 2009 became the single official source of authoritative, nongovernmental generally accepted accounting principles, superseding all existing non-SEC accounting and reporting standards.  The Codification does not change U.S. generally accepted accounting principles but instead reorganizes the U.S. generally accepted accounting principles pronouncements into accounting topics, and displays all topics using a consistent structure.  As a result, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification.  The adoption of the Codification, which became effective during September 2009, did not have any impact on Scivanta’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures” (“ASU 2009-05”).  ASU 2009-05 amends ASC 820 by providing additional guidance clarifying the measurement of liabilities at fair value.  ASU 2009-05 did not have a significant impact on Scivanta’s financial position or results of operations.

The Company is not aware of other recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

Reclassifications

Certain prior year balances have been reclassified to conform to the current financial statement presentation.

4.	License and Development Agreements

SCMS License Agreement

On November 10, 2006, Scivanta entered into a technology license agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”  The License Agreement was amended on June 29, 2007, October 24, 2008, January 6, 2009 and October 29, 2009.

Pursuant to the License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The term of the License Agreement commenced on November 10, 2006 and ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) thirteen years from the sale of the first licensed product on a country by country basis.

Scivanta agreed to make an initial payment of $264,300 which was subsequently reduced to $262,957 pursuant to the first amendment to the License Agreement dated June 29, 2007.  Scivanta paid $40,900 on November 16, 2006, $80,000 on October 31, 2007 and was required to pay $142,057 on November 1, 2008.  Pursuant to the second amendment to the License Agreement dated October 24, 2008, the $142,057 payment was restructured as follows:  (a) $39,101 was paid in cash to Hickey on October 24, 2008; (b) $34,567 was paid in cash to Lundgren on October 24, 2008; (c) $33,822 was paid by issuing 187,900 shares of our common stock to the Foundation on October 28, 2008; and (d) $34,567 was paid in cash to Lundgren on February 4, 2009.

Further, pursuant to the second amendment to the License Agreement dated October 24, 2008, any milestone payments that Scivanta was required or may have been required to pay to the Licensor under the original terms of the License Agreement were eliminated in exchange for the following:  (a) a one-time cash payment by Scivanta to Hickey of $158,438 due on the date that was thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009; (b) the issuance of 224,960 shares of our common stock to the Foundation on October 28, 2008; (c)  the issuance of 162,500 shares of our common stock to Hickey on October 28, 2008 and (d) the issuance of 426,560 shares of our common stock to Lundgren on October 28, 2008.

Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 that was due to Hickey no later than December 31, 2009 was restructured as follows:  (a) a cash payment of $50,000 is due to Hickey on or before February 28, 2010 and (b) a cash payment of $108,438 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than October 31, 2010.  In addition, certain product development milestones and timeframes were modified as was the term of the Technology License Agreement.  Further, certain reporting requirements to the Licensor related to product development were modified and certain observation rights were granted to the Foundation.

Pursuant to the License Agreement, Scivanta is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement.  Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited.  Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited.  The Company is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the License Agreement, received by the Company in connection with the Company’s sublicense of the rights granted to the Company under the License Agreement.

The License Agreement also requires Scivanta to use commercially reasonable efforts to commercialize and market the SCMS within certain timeframes, subject to specified exceptions, as detailed in the License Agreement, the third amendment to the License Agreement dated January 6, 2009 and the fourth amendment to the License Agreement dated October 29, 2009.  Further, the License Agreement contains standard provisions regarding indemnification, termination and patent prosecution.

Subcontractor Agreement and NYSTAR Contract

On June 27, 2007, Scivanta and the Foundation entered into a subcontractor agreement.  Pursuant to this agreement, the Foundation contracted Scivanta to develop the software and hardware components of the SCMS outlined in the contract awarded by the New York State Office of Science Technology and Academic Research (“NYSTAR”) to the Foundation and the Foundation’s company partner, Ethox International, Inc. (“Ethox”), on December 1, 2005 (the “NYSTAR Contract”).  On November 30, 2008, the NYSTAR Contract expired.

Pursuant to the first amendment to the License Agreement dated June 29, 2007, the Licensor and Ethox entered into a non-exclusive manufacturing license agreement, dated June 29, 2007, whereby Ethox was granted the right to manufacture the catheter component of the SCMS for Scivanta.

As a result of the subcontractor agreement, the first amendment to the License Agreement and the non-exclusive license agreement between the Licensor and Ethox, the development of the SCMS was partially funded through the NYSTAR Contract.  Pursuant to the terms of the NYSTAR Contract, $937,500 of funding was available for the development of the SCMS with the State of New York providing $750,000 and Ethox providing $187,500 of the funding.  Ethox and Hickey also provided $535,500 and $27,000, respectively, of in-kind contributions.

Pursuant to the development agreement between Scivanta and Ethox dated June 29, 2007, Scivanta provided Ethox with the $187,500 of cash required under the NYSTAR Contract while Ethox provided the $562,500 of in-kind contributions (primarily contributed services).  The funding received from the NYSTAR Contract partially supported the development of:  the catheter component of the SCMS by Ethox; the software component of the SCMS by Applied Sciences Group, Inc. (“ASG”); the hardware component of the SCMS by Sparton Medical Systems (“Sparton”) and the related clinical trials.  Under the terms of the subcontractor agreement between the Foundation and Scivanta, the Foundation, utilizing the $937,500 of funding provided under the NYSTAR Contract, reimbursed Scivanta $928,580 of allowable expenditures incurred by Scivanta in connection with the development of the software and hardware components of the SCMS and related clinical trials.

As of November 30, 2008, no further amounts were available for reimbursement to Scivanta under the NYSTAR Contract.  For the fiscal years ended October 31, 2009 and 2008, Scivanta submitted to the Foundation for reimbursement $19,110 and $855,987, respectively, of expenses related to the software and hardware development of the SCMS and the related clinical trials, which were recorded by Scivanta as a reduction to research and development expenses.

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  Pursuant to the development agreement, Scivanta paid $187,500 to Ethox in connection with the NYSTAR Contract funding in $46,875 installments on each of September 12, 2007, February 13, 2008, June 16, 2008 and August 27, 2008.  These payments were recognized as research and development expense on a pro-rata basis as the SCMS was developed pursuant to the NYSTAR Contract and were fully recognized as of October 31, 2008.  During the fiscal year ended October 31, 2008, Scivanta recorded $169,690 of research and development expense related to the NYSTAR Contract payment.

The development agreement had a two year term that expired on June 29, 2009.  The services provided by Ethox included:  (1) the management of project costs and schedule, (2) the development of system functional specifications based on marketing inputs, (3) the development of disposable catheter specifications to achieve functional requirements, (4) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (5) the provision of regulatory resources for the management of clinical submissions for marketing approval from the FDA.  Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design.  During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system for any party other than Scivanta.  The development agreement also contained standard provisions regarding indemnification and termination.  Scivanta and Ethox are currently negotiating an extension of the development agreement.  Ethox is continuing to provide services under the development agreement during the negotiations.

Terms for the manufacturing of the catheter component of the SCMS are contained in a supply agreement which will be entered into by Scivanta and Ethox upon regulatory approval of the SCMS.  The supply agreement will have a four year term commencing on the date of the first commercial production of the catheter component of the SCMS, and thereafter shall renew on an annual basis unless terminated by either party in accordance with the supply agreement.  The supply agreement will also contain a minimum order requirement, a pricing schedule and will provide for an additional payment to Ethox of up to $535,000, which will be paid to Ethox over the term of the supply agreement on a per unit basis based on the minimum number of units that Scivanta is required to order under the supply agreement.

During the fiscal years ended October 31, 2009 and 2008, Scivanta submitted to Ethox for reimbursement $0 and $119,874, respectively, of expenses related to the software and hardware development of the SCMS, which amounts were recorded by Scivanta as a reduction to research and development expense.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the agreement at any time upon written notification.  For the fiscal years ended October 31, 2009 and 2008, the Company recorded $103,569 and $374,540, respectively, of research and development expense for services and materials provided under this development agreement.

Sparton Development Agreement

On August 22, 2007, Scivanta and Sparton, a business group of Sparton Electronics Florida, Inc., entered into a development agreement whereby Sparton provided Scivanta engineering and development support for the hardware component of the SCMS.  On October 1, 2008, Scivanta terminated the development agreement with Sparton.  For the fiscal year ended October 31, 2008, Scivanta recorded $608,630 of research and development expense for services and materials provided under the development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the SCMS.  The service agreement was amended and restated on February 5, 2009.  Pursuant to the amended and restated service agreement, Rivertek will assist Scivanta in the development of the hardware component of the SCMS and will continue to assist in the management of the development of the software and catheter components of the SCMS.  The amended and restated service agreement will expire on December 31, 2010 and can be terminated earlier by either party upon three days written notice.  The services rendered to Scivanta provided under this contract are to be billed on a time and material basis.

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of its common stock to Rivertek as partial consideration for services rendered under the service agreement.  During the fiscal years ended October 31, 2009 and 2008, Scivanta recorded $110,638 and $143,115 respectively, of research and development expense for services and materials provided under both the service agreement and the amended and restated service agreement.

5.	Income Taxes

In December 2009, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the 2009 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  On January 20, 2010, the Company received $179,468 of net proceeds ($206,782 gross proceeds less $27,314 of expenses incurred) from a third party related to the sale of approximately $2,298,000 of our unused net operating loss carryovers for the State of New Jersey.  The Company will use these proceeds for working capital purposes.

In November 2008, the Company was approved by the NJEDA to participate in the 2008 NJEDA Technology Business Tax Certificate Transfer Program.  On December 18, 2008, the Company received $512,354 of net proceeds ($585,061 gross proceeds less $72,707 of expenses incurred) from a third party related to the sale of approximately $6,500,000 of its unused net operating loss carryovers for the State of New Jersey.

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	October 31, 2009		October 31, 2008
	Amount	Percent	Amount	Percent

Income tax provision at federal statutory rate	$(544,810)	34%	$(737,408)	34%
Effect of state taxes, net of federal benefit	(96,143)	6	(130,131)	6
Change in valuation allowance	430,095	(27)	272,700	(13)
Stock based compensation	54,461	(4)	58,230	(3)
License costs	(14,536)	1	115,362	(5)
Other	(8,535)	1	(91,107)	4
	$(179,468)	11%	$(512,354)	23%

Significant components of the Company’s deferred tax assets as of October 31, 2009 and 2008 are shown below.  In determining the realizability of the Company’s deferred tax assets, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of October 31, 2009 and 2008, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.  The valuation allowance increased $430,095 during the fiscal year ended October 31, 2009, attributable primarily to the non-realizability of the Company’s net operating losses.

The tax effects of temporary differences and carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2009	2008

Net operating loss	$5,401,962	$5,012,956
Write-down of impaired assets	77,883	77,883
Depreciation and amortization	60,691	59,467
License costs	188,547	203,061
Stock based compensation	173,039	118,660
Other	5,076	5,076
Total gross deferred tax assets	5,907,198	5,477,103
Valuation allowance	(5,907,198)	(5,477,103)
Net deferred tax assets	$—	$—

As of October 31, 2009, the Company had federal and state operating losses of approximately $15,953,000 and $2,529,000.  The federal operating losses begin to expire in the year 2022 through 2029 and the state operating losses begin to expire in the year 2015 through 2016.

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

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, are Principals of Century Capital Associates LLC (“Century Capital”).   Effective February 1, 2007, the Company and Century Capital entered into a Sublease Agreement pursuant to which the Company rents office space approximating 2,000 square feet inside Century Capital’s existing offices.  In addition, the Company rents office furniture and other equipment from Century Capital.  This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000.  The Company is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the fiscal year ended October 31, 2009, the Company was billed $70,679 pursuant to the terms of the Sublease Agreement.  As of October 31, 2009, the Company owed Century Capital $900 for expenses due under the Sublease Agreement and $883 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to October 31, 2009.  During the fiscal year ended October 31, 2008, the Company was billed $70,120 pursuant to the terms of the Sublease Agreement.

7.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of October 31, 2009, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2009, options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

Stock option awards under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan were granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company's common stock on the date of grant.  Stock options granted and outstanding include only non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant.

A summary of stock option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the fiscal years ended October 31, 2009 and 2008 were as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,470,000	$0.17	$13,200
Granted during the period	331,000	$0.14
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at October 31, 2008	1,801,000	$0.16	$52,340
Granted during the period	736,000	$0.14
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at October 31, 2009	2,537,000	$0.16	$1,750
Exercisable at October 31, 2009	1,658,248	$0.16	$1,750
Exercisable at October 31, 2008	1,077,083	$0.16	$45,673

The fair value of the stock options granted during the fiscal years ended October 31, 2009 and 2008 was determined using the Black Scholes option pricing model with the following assumptions:

	Year Ended
	October 31, 2009	October 31, 2008

Risk-free interest rates	1.60%	3.45%
Expected life (in years)	5.0	5.0
Expected volatility	93.86%	53.90%
Dividend yield	0.00%	0.00%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options at the date of grant.  In projecting expected stock price volatility, the Company used historical stock price volatility of its common stock which the Company believes is representative of future volatility.  The Company estimated the expected life of stock options based on historical experience using employee exercise and option expiration data.

Information with respect to outstanding options and options exercisable as of October 31, 2009 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	5.2	$0.02	35,000	$0.02	5.2
$0.08	335,000	4.8	$0.08	335,000	$0.08	4.8
$0.14	1,067,000	8.0	$0.14	247,582	$0.14	6.9
$0.20	1,100,000	7.3	$0.20	1,040,666	$0.20	7.3
	2,537,000	7.2	$0.16	1,658,248	$0.16	6.7

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of October 31, 2009 and 2008 were as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	848,000	$0.19
Granted during the period	331,000	$0.14
Vested during the period	(455,083)	$0.19
Terminated during the period	—	—
Nonvested at October 31, 2008	723,917	$0.14
Granted during the period	736,000	$0.10
Vested during the period	(581,165)	$0.15
Terminated during the period	—	—
Nonvested at October 31, 2009	878,752	$0.10

As of October 31, 2009, there was $61,227 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of ten months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the fiscal years ended October 31, 2009 and 2008 were as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2007	1,847,932	$0.17	$48,662
Issued during the period	555,000	$0.18
Exercised during the period	—	—
Terminated during the period	(564,582)	$0.26
Outstanding at October 31, 2008	1,838,350	$0.14	$109,574
Issued during the period	—	—
Exercised during the period	—	—
Terminated during the period	(341,600)	$0.10
Outstanding at October 31, 2009	1,496,750	$0.15	$14,000
Exercisable at October 31, 2009	1,376,750	$0.15	$14,000
Exercisable at October 31, 2008	1,488,852	$0.13	$104,849

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants issued vest over a period of up to five years and have a maximum term of five years from the date of issuance.

The fair value of the warrants issued during the fiscal year ended October 31, 2008 was determined using the Black Scholes option pricing model with the following assumptions:

Risk-free interest rates	2.30% - 2.80%
Expected life (in years)	4.0 - 5.0
Expected volatility	69.77% - 70.66%
Dividend yield	0.00%

The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options.  In projecting expected stock price volatility, the Company used historical stock price volatility of its common stock which the Company believes is representative of future volatility.  The Company estimated the expected life of warrants based on historical experience using employee exercise and option expiration data.

Information with respect to outstanding warrants and warrants exercisable at October 31, 2009 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.03 - 0.04	400,000	2.4	$0.04	400,000	$0.04	2.4
$0.13	285,000	3.2	$0.13	285,000	$0.13	3.2
$0.20 - 0.25	811,750	2.6	$0.22	691,750	$0.22	2.7
	1,496,750	2.7	$0.15	1,376,750	$0.15	2.7

A summary of the nonvested shares subject to warrants as of October 31, 2009 and 2008 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2007	292,000	$0.24
Issued during the period	555,000	$0.18
Vested during the period	(466,252)	$0.18
Terminated during the period	(31,250)	$0.25
Nonvested at October 31, 2008	349,498	$0.14
Issued during the period	—	—
Vested during the period	(154,498)	$0.13
Terminated during the period	(75,000)	$0.03
Nonvested at October 31, 2009	120,000	$0.22

As of October 31, 2009, there was $15,525 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of eight months.

8.	Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”).  The gross proceeds received in connection with this private placement were $250,000.  The February 2007 Debentures originally had a three year term, maturing on January 31, 2010.  In January 2010, the holders agreed to amend the February 2007 Debentures.  Pursuant to this amendment to the February 2007 Debentures, the holders agreed to a new maturity date of January 31, 2012, extending the term of the February 2007 Debentures an additional two years.  The February 2007 Debentures bear interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

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

For each of the fiscal years ended October 31, 2009 and 2008, the Company recorded a total of $20,000 of interest expense related to the February 2007 Debentures.  As of October 31, 2009, $15,000 of interest due on the February 2007 Debentures was accrued.

9.	Notes Payable

Note Payable – SCMS License Agreement

Pursuant to the terms of the License Agreement, as amended (see Note 4 – SCMS License Agreement), the Company was required to make a payment to the Licensor of $262,957.  This payment obligation was non-interest bearing.  The Company paid $40,900 on November 16, 2006 and $80,000 on October 31, 2007.   Pursuant to a second amendment to the License Agreement dated October 24, 2008, the Company paid the remaining outstanding amount of $142,057 as follows:  a) $73,668 was paid in cash ($39,101 to Hickey and $34,567 to Lundgren) on October 24, 2008; b) $33,822 was paid on October 28, 2008 by issuing 187,900 shares of the Company’s common stock to the Foundation; and c) $34,567 was paid in cash to Lundgren on February 4, 2009.

The Company recorded a note payable on November 10, 2006 of $235,557 based on the present value of the original payment obligation, as amended, with a corresponding discount rate of 8%.  The difference between the present value of the original payment obligation, as amended ($235,557), and the face value of the original payment obligation, as amended ($262,957), was accreted as interest expense through November 1, 2008, the original maturity date of the payment obligation (total imputed interest of $27,400).  For the fiscal year ended October 31, 2008, the Company recognized $10,700 of interest expense related to the note payable.

Note Payable – Hickey

Pursuant to the second amendment to the License Agreement dated October 24, 2008, the Company is required to make a one-time cash payment to Hickey of $158,438.  This payment is due on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009.

Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 that was due to Hickey no later than December 31, 2009 was restructured as follows:  (a) a cash payment of $50,000 is due to Hickey on or before February 28, 2010 and (b) a cash payment of $108,438 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than October 31, 2010.

Notes Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The agreement required the Company to make nine monthly payments of $2,872, including interest, commencing on January 28, 2009 and ending on September 28, 2009.  For the fiscal year ended October 31, 2009, the Company recorded a total of $1,139 of interest expense related to this finance agreement.  As of October 31, 2009, the principal balance related to this finance agreement was paid in full by the Company.

On July 29, 2009, the Company entered into a finance agreement with AICCO.  Pursuant to the terms of this agreement, AICCO loaned the Company the principal amount of $4,899, which amount would accrue interest at a rate of 12.24% per annum, in order to partially fund the payment of the premium of the Company’s workers compensation and general liability insurance.  The agreement requires the Company to make nine monthly payments of $572, including interest.  The first payment was made by the Company on August 26, 2009.  For the fiscal year ended October 31, 2009, the Company recorded a total of $95 of interest expense related to this finance agreement.  As of October 31, 2009, the outstanding principal balance related to this finance agreement was $3,848.

10.	Commitments and Contingencies

Executive Employment Agreements

On January 1, 2008, the Company entered into an executive employment agreement with each of David R. LaVance, the Company’s President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2010, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements.  Both Messrs. LaVance and Gifford shall be paid an annual base salary of $275,000, which may be increased by the compensation committee of the Company’s board of directors.  In addition, both Messrs. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

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

As of October 31, 2009, the Company had accrued $242,917 of compensation payments related to the Employment Agreements.  Of this amount, $160,147 related to salary payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2009 and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

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

4.2
Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts:  Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Alan Eicoff ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); Robert P. Reynolds ($12,500); Chartwell Partners, LLP ($12,500); and Marc G. Robinson and Joshua Goldfarb ($25,000)  (Incorporated by reference to Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2.

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

10.7
Fourth Addendum to the Technology License Agreement dated November 10, 2006, between the Registrant and The Research Foundation of State University of New York, for and on behalf of the University at Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren, dated October 29, 2009 (Incorporated by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 30, 2008).

10.8*
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.9*
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.10*
Warrant to purchase 209,000 shares of common stock of the Registrant, dated February 5, 2007, issued to Richard E. Otto (Incorporated by reference to Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

Exhibit No.	Description of Exhibit

10.11*
Warrant to purchase 105,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Lawrence M. Levy (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 19, 2007).

10.12*
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

10.17
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

10.19
Amended and Restated Service Agreement dated February 5, 2009 between the Registrant and Rivertek Medical Systems, Inc. (Incorporated by reference to Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2009, filed with the SEC on March 17, 2009).

10.20*
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

10.27*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.28*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.29*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.30*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Registrant.  (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.31*
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

* Constitutes a management contract.