Form 10-Q
period 2010-01-31
SCIVANTA MEDICAL CORP
filed 2010-03-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐ No ☒

As of March 19, 2010, there were 27,314,543 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

Our balance sheet as of January 31, 2010 and the related statements of operations and cash flows for the three months ended January 31, 2010 and 2009 included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report on Form 10-K for the fiscal year ended October 31, 2009 of the registrant.

The results of operations for the three months ended January 31, 2010 and 2009, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets

	January 31, 2010 (Unaudited)	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$124,139	$97,415
Prepaid expenses and other	34,309	10,331
Tax loss receivable	—	179,468

Total current assets	158,448	287,214

Other	1,500	2,527

Total assets	$159,948	$289,741
Liabilities
Current liabilities:
Accounts payable	$254,520	$269,913
Accounts payable - related party	1,946	1,783
Accrued expenses	57,080	42,181
Accrued compensation	397,500	262,417
Notes payable	187,696	162,286
Convertible debentures	—	250,000

Total current liabilities	898,742	988,580

Long-term liabilities:
Convertible debentures	250,000	—

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 26,981,210 shares issued and outstanding	26,981	26,981
Additional paid-in capital	21,027,626	21,009,649
Accumulated deficit	(22,043,401)	(21,735,469)

Total stockholders' deficiency	(988,794)	(698,839)

Total liabilities and stockholders' deficiency	$159,948	$289,741

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2010	2009

Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Operating expenses:
Research and development, net	9,037	142,142
General and administrative	293,794	358,147

Loss from operations	(302,831)	(500,289)

Other income (expense):
Interest income	—	2,446
Interest expense	(5,101)	(5,225)

Net loss	$(307,932)	$(503,068)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	26,981,210	26,834,157

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(307,932)	$(503,068)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,027	1,261
Stock based compensation expense	17,977	42,039
Changes in operating assets and liabilities:
Prepaid expenses and other	3,047	13,601
Tax loss receivable	179,468	512,354
Other receivables	—	211,438
Accounts payable	(15,393)	(4,344)
Accounts payable - related party	163	1,461
Accrued expenses	14,899	21,256
Accrued compensation	135,083	—
Net cash provided by operating activities	28,339	295,998

Cash flows from financing activity:
Repayment of notes payable	(1,615)	(2,647)

Increase in cash and cash equivalents	26,724	293,351
Cash and cash equivalents - beginning of period	97,415	598,644
Cash and cash equivalents - end of period	$124,139	$891,995

Supplemental disclosure of cash flow information:
Cash paid for interest	$102	$225
Cash paid for income taxes	$—	$1,500

Supplemental disclosure of noncash financing activity:
Issuance of note payable as payment for insurance premium	$27,025	$24,706

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”), originally incorporated in New Jersey on November 29, 1982, is currently a Nevada corporation headquartered in Spring Lake, New Jersey.  The Company ceased selling all products during the fiscal year ended October 31, 2004.

On November 10, 2006, the Company acquired the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The essential hardware, software and catheter components for the SCMS have been completed.  Scivanta currently has a fully assembled SCMS device that has been used in the initial clinical trial. The two major items remaining in the development of the SCMS are the completion of the clinical trials and the design and engineering of the production model of the SCMS.

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company continues to pursue potential investors and has engaged several placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

Depending upon Scivanta’s ability to secure additional financing, the length of the clinical trials and the length of the review by the United States Food and Drug Administration (“FDA”), Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS by the end of November 2010, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of United States sales.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and has an accumulated deficit of $22,043,401 as of January 31, 2010.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown could make financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 19, 2010, the Company’s cash position was approximately $28,000. Without any additional financing, the Company will only be able to continue its administrative operations on a limited basis for approximately two months from the filing date of this Form 10-Q. The Company continues to seek equity and or debt investors and has engaged several placement agents to assist the Company in this initiative.  In addition, the Company is reducing operating expenses, deferring vendor payments, deferring payment of a portion of the officers’ salaries ($275,000 as of January 31, 2010) and deferring payment of $102,000 of bonus awards for fiscal 2008 ($82,500 due to officers).  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will continue to be successful in its capital raising efforts.  The Company is also exploring strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 that was due to Hickey on December 31, 2009 was restructured as follows:  (a) a cash payment of $50,000 was due to Hickey on February 28, 2010 (payment made by the Company on February 26, 2010) and (b) a cash payment of $108,438 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than October 31, 2010.  In addition, certain product development milestones and timeframes were modified as was the term of the Technology License Agreement.  Further, certain reporting requirements to the Licensor related to product development were modified and certain observation rights were granted to the Foundation.

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

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox International, Inc. (“Ethox”) entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  The development agreement had a two year term that expired on June 29, 2009.  The services provided by Ethox included:  (a) the management of project costs and schedule, (b) the development of system functional specifications based on marketing inputs, (c) the development of disposable catheter specifications to achieve functional requirements, (d) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (e) the provision of regulatory resources for the management of clinical submissions for marketing approval from the FDA.  Pursuant to the development agreement, Scivanta is responsible for the selection and costs of all raw materials and for the packaging design.  During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system for any party other than Scivanta.  The development agreement also contains standard provisions regarding indemnification and termination.  Scivanta and Ethox are currently negotiating an extension of the development agreement.  Ethox is continuing to provide services under the development agreement during the negotiations.

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

The Company did not record any research and development expense related to this development agreement during the three months ended January 31, 2010 and 2009.

 ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this development agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the development agreement at any time upon written notification.  For the three months ended January 31, 2010 and 2009, the Company recorded $0 and $62,511, respectively, of research and development expense for services and materials provided under this development agreement.

Rivertek Service Agreement

On February 5, 2009, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into an amended and restated service agreement whereby Rivertek will assist Scivanta in the development of the hardware component of the SCMS and assist in the management of the development of the software and catheter components of the SCMS.  The amended and restated service agreement will expire on December 31, 2010 and can be terminated earlier by either party upon three days written notice.  The services rendered to Scivanta provided under the amended and restated service agreement are to be billed on a time and material basis.

During the three months ended January 31, 2010 and 2009, Scivanta recorded $0 and $88,886, respectively, of research and development expense for services and materials provided by Rivertek.

4.	Related Party Transactions

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, are principals of Century Capital Associates LLC (“Century Capital”).   Effective February 1, 2007, the Company and Century Capital entered into a sublease agreement pursuant to which the Company rents office space approximating 2,000 square feet inside Century Capital’s existing offices.  In addition, the Company rents office furniture and other equipment from Century Capital.  The sublease agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000.  The Company is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the three months ended January 31, 2010, the Company was billed $21,164 pursuant to the terms of the sublease agreement.  As of January 31, 2010, the Company owed Century Capital $900 for expenses due under the sublease agreement and $1,046 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to January 31, 2010.  During the three months ended January 31, 2009, the Company was billed $19,671 pursuant to the terms of the sublease agreement.

5.	Notes Payable

Note Payable – Hickey

Pursuant to the second amendment to the License Agreement dated October 24, 2008, the Company was required to make a one-time cash payment to Hickey of $158,438 on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009.  Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 was restructured as follows:  (a) a cash payment of $50,000 was due to Hickey on February 28, 2010 (payment was made by the Company on February 26, 2010) and (b) a cash payment of $108,438 is due on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than October 31, 2010.

Notes Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $2,872, including interest, with the first payment due on January 28, 2009.  For the three months ended January 31, 2009, the Company recorded a total of $225 of interest expense related to this finance agreement.  As of October 31, 2009, the principal balance related to this finance agreement had been paid in full by the Company.

On July 29, 2009, the Company entered into a finance agreement with AICCO.  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $4,899, which amount would accrue interest at a rate of 12.24% per annum, in order to partially fund the payment of the premium of the Company’s workers compensation and general liability insurance.  The finance agreement requires the Company to make nine monthly payments of $572, including interest, with the first payment due on August 29, 2009.  For the three months ended January 31, 2010, the Company recorded a total of $102 of interest expense related to this finance agreement.  As of January 31, 2010, the outstanding principal balance related to this finance agreement was $2,233.

On January 13, 2010, the Company entered into a finance agreement with AICCO.  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $27,025, which amount would accrue interest at a rate of 9.5% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $3,124, including interest, with the first payment due on February 1, 2010.  For the three months ended January 31, 2010, the Company did not record any interest expense related to this finance agreement.

6.	Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”).  The gross proceeds received in connection with this private placement were $250,000.  The February 2007 Debentures originally had a three year term, maturing on January 31, 2010.  Effective January 31, 2010, the February 2007 Debentures were amended to extend the maturity date to January 31, 2012.

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

On February 19, 2010, the Company issued 333,333 shares of its common stock to the February 2007 Debenture holders as payment for $20,000 of interest due for the period commencing February 1, 2009 and ending January 31, 2010.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.06 per share) as defined in the February 2007 Debentures.

For each of the three months ended January 31, 2010 and 2009, the Company recorded a total of $5,000 of interest expense related to the February 2007 Debentures.  As of January 31, 2010, $20,000 of interest due on the February 2007 Debentures was accrued and included as a component of accrued expenses.

7.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”

During the three months ended January 31, 2010 and 2009, the Company recorded stock-based compensation expense as follows:

	Three Months Ended January 31,
	2010	2009
Research and development	$—	$(2,630)
General and administrative	17,977	44,669
Total	$17,977	$42,039

For the three months ended January 31, 2010 and 2009, the Company recorded stock-based compensation expense related to stock options granted to employees of $17,977 and $44,669, respectively.

For the three months ended January 31, 2009, the Company recorded a reduction of $2,630 to stock-based compensation expense related to warrants issued to non-employees.  This reduction resulted from the variable accounting treatment associated with these warrants.

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

For the three months ended January 31, 2010, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 1,496,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

9.	Income Taxes

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

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of January 31, 2010, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of January 31, 2010, options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the three months ended January 31, 2010 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	2,537,000	$0.16	$1,750
Granted during the period	—	—
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at January 31, 2010	2,537,000	$0.16	$1,400
Exercisable at January 31, 2010	2,036,996	$0.16	$1,400
Exercisable at October 31, 2009	1,658,248	$0.16	$1,750

Information with respect to outstanding options and options exercisable as of January 31, 2010 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	4.9	$0.02	35,000	$0.02	4.9
$0.08	335,000	4.6	$0.08	335,000	$0.08	4.6
$0.14	1,067,000	7.7	$0.14	566,996	$0.14	7.8
$0.20	1,100,000	7.0	$0.20	1,100,000	$0.20	7.0
	2,537,000	6.9	$0.16	2,036,996	$0.16	6.8

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of January 31, 2010 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2009	878,752	$0.10
Granted during the period	—	—
Vested during the period	(378,748)	$0.11
Terminated during the period	—	—
Nonvested at January 31, 2010	500,004	$0.09

As of January 31, 2010, there was $46,577 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of nine months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the three months ended January 31, 2010 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	1,496,750	$0.15	$14,000
Issued during the period	—	—
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at January 31, 2010	1,496,750	$0.15	$10,000
Exercisable at January 31, 2010	1,436,750	$0.15	$10,000
Exercisable at October 31, 2009	1,376,750	$0.15	$14,000

Information with respect to outstanding warrants and warrants exercisable at January 31, 2010 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.03 - 0.04	400,000	2.2	$0.04	400,000	$0.04	2.2
$0.13	285,000	3.0	$0.13	285,000	$0.13	3.0
$0.20 - 0.25	811,750	2.4	$0.22	751,750	$0.22	2.4
	1,496,750	2.4	$0.15	1,436,750	$0.15	2.5

A summary of the nonvested shares subject to warrants as of January 31, 2010 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2009	120,000	$0.22
Issued during the period	—	—
Vested during the period	(60,000)	$0.22
Terminated during the period	—	—
Nonvested at January 31, 2010	60,000	$0.22

As of January 31, 2010, there was $12,197 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of eleven months.

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

As of January 31, 2010, the Company had accrued $357,500 of compensation payments related to the Employment Agreements.  Of this amount, $275,000 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

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

The SCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The essential hardware, software and catheter components for the SCMS have been completed.  Scivanta currently has a fully assembled SCMS device that has been used in the initial clinical trial.  The two major items remaining in the development of the SCMS are the completion of the clinical trials and the design and engineering of the production model of the SCMS.

We will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  We continue to pursue potential investors and have engaged several placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009.  There have been no material changes to the critical accounting policies.

Results of Operations

Net Sales.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.

Research and Development.  For the three months ended January 31, 2010, research and development expenses, on a net basis, were $9,037, as compared to $142,142 for the three months ended January 31, 2009.  The $133,105, or 94%, decrease in research and development expenses, on a net basis, for the three months ended January 31, 2010 was primarily due to a $133,503 decrease in software and hardware development costs for the SCMS, a $17,895 decrease in consulting expenses related to the development of the SCMS and a $5,565 decrease in clinical trial costs, each resulting from the slowdown of the remaining development of the SCMS as we seek additional capital to fund such development.  These decreases to research and development expense, on a net basis, for the three months ended January 31, 2010 were partially offset by a $19,610 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the New York State Office of Science Technology and Academic Research contract that expired on November 30, 2009.

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

General and Administrative.  For the three months ended January 31, 2010, general and administrative expenses were $293,794, as compared to $358,147 for the three months ended January 31, 2009.  The $64,353, or 18%, decrease in general and administrative expenses for the three months ended January 31, 2010 was primarily due a $10,663 decrease in director fees and expenses, a $11,685 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $10,000 decrease in consulting expense related to business development and a $24,062 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

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

Other Income (Expenses).  During the three months ended January 31, 2010 and 2009, we incurred interest expense of $5,101 and $5,225, respectively, related to the February 2007 Debentures and the AICCO notes payable.

Interest income for the three months ended January 31, 2010 and 2009 was $0 and $2,446, respectively.  The decrease in interest income for the three months ended January 31, 2010 was due to a decrease in cash and cash equivalents.

Net Loss.  For the three months ended January 31, 2010, Scivanta had a net loss of $307,932, or $0.01 per share (basic and diluted), as compared to a net loss of $503,068, or $0.02 per share (basic and diluted), for the three months ended January 31, 2009.  The decrease in the net loss was primarily attributable to a $133,105 decrease in research and development expenses, on a net basis, and a $64,353 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2010, Scivanta had working capital deficiency of $740,294 and cash and cash equivalents on hand of $124,139.  The $26,724 increase in cash on hand from October 31, 2009 was primarily due to the receipt of $179,468 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program, offset by our continuing operating expenses.

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

As of March 19, 2010, our cash position was approximately $28,000.  Without any additional financing, we will only be able to continue our administrative operations on a limited basis for approximately two months from the filing date of this Form 10-Q.  We are reducing operating expenses, deferring vendor payments, deferring payment of a portion of the officers’ salaries ($275,000 as of January 31, 2010) and deferring payment of $102,000 of bonus awards for fiscal 2008 ($82,500 due to officers).  We are exploring strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the fiscal year ended October 31, 2009, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

March 22, 2010	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 22, 2010	By:	/s/ Thomas S. Gifford
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

4.3
Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2. (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

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

10.31
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