Form 10-Q
period 2010-04-30
SCIVANTA MEDICAL CORP
filed 2010-06-21
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

As of June 21, 2010, there were 29,814,543 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

Scivanta Medical Corporation
Balance Sheets

	April 30, 2010 (Unaudited)	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$8,575	$97,415
Prepaid expenses and other	24,183	10,331
Tax loss receivable	—	179,468

Total current assets	32,758	287,214

Other	1,000	2,527

Total assets	$33,758	$289,741
Liabilities
Current liabilities:
Accounts payable	$285,419	$269,913
Accounts payable - related party	16,437	1,783
Accrued expenses	22,725	42,181
Accrued compensation	498,800	262,417
Notes payable	127,232	162,286
Convertible debentures	—	250,000

Total current liabilities	950,613	988,580

Long-term liabilities:
Convertible debentures	250,000	—

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 27,314,543 and 26,981,210 shares issued and outstanding as of April 30, 2010 and October 31, 2009, respectively	27,315	26,981
Additional paid-in capital	21,057,280	21,009,649
Accumulated deficit	(22,251,450)	(21,735,469)

Total stockholders' deficiency	(1,166,855)	(698,839)

Total liabilities and stockholders' deficiency	$33,758	$289,741

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses (income):
Research and development, net	2,340	84,277	11,377	226,419
General and administrative	224,084	349,423	517,878	707,571
Gain on write-off of accounts payable and accrued expense	(24,000)	—	(24,000)	—

Loss from operations	(202,424)	(433,700)	(505,255)	(933,990)

Interest income	—	467	—	2,913
Interest expense	(5,625)	(5,530)	(10,726)	(10,755)

Net loss	$(208,049)	$(438,763)	$(515,981)	$(941,832)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	27,314,543	26,981,210	27,145,114	26,906,465

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(515,981)	$(941,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,527	2,521
Stock based compensation expense	27,965	73,999
Write-off of accounts payable and accrued expense	(24,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	13,173	26,926
Tax loss receivable	179,468	512,354
Other receivables	—	211,438
Accounts payable	37,506	43,877
Accounts payable - related party	14,654	974
Accrued expenses	2,544	24,910
Accrued compensation	236,383	—

Net cash used in operating activities	(26,761)	(44,833)

Cash flows from financing activity:
Repayment of note payable	(62,079)	(45,300)

Decrease in cash and cash equivalents	(88,840)	(90,133)
Cash and cash equivalents - beginning of period	97,415	598,644
Cash and cash equivalents - end of period	$8,575	$508,511

Supplemental disclosure of cash flow information:
Cash paid for interest	$726	$755
Cash paid for income taxes	$750	$1,500

Noncash financing activities:
Issuance of note payable as payment for insurance premium	$27,025	$24,706
Issuance of 333,333 and 153,846 shares of common stock, respectively, as payment for interest due on convertible debentures	$20,000	$20,000

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

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

The Company may not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  On June 18, 2010, the Company raised $250,000  in capital through the private placement of 2,500,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at $0.10 per share.  The Company continues to pursue potential investors and continues to engage several placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develop and market the SCMS, such product will become profitable.

Depending upon Scivanta’s ability to secure additional financing, the length of the clinical trials and the length of the review by the United States Food and Drug Administration (“FDA”), Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS by the end of December 2010, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of United States sales.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2010 or for any other period.  The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2009.

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and has an accumulated deficit of $22,251,450 as of April 30, 2010.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown could make financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 21, 2010, the Company’s cash position was approximately $199,000.  Without any additional financing, the Company will only be able to continue it administrative operations, on a limited basis, for approximately five months from the filing date of the Form 10-Q.  The Company continues to seek equity and or debt investors and has engaged several placement agents to assist the Company in this initiative.  The Company has reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of the payment of the accrued officers’ salaries ($375,000 as of April 30, 2010) and the deferral of the payment of $102,000 of bonus awards for fiscal 2008 ($82,500 due to officers).  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will continue to be successful in its capital raising efforts.  The Company is also exploring strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox International, Inc. (“Ethox”) entered into a development agreement whereby Ethox will provide Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  The development agreement had a two year term that expired on June 29, 2009.  The services provided by Ethox included:  (a) the management of project costs and schedule, (b) the development of system functional specifications based on marketing inputs, (c) the development of disposable catheter specifications to achieve functional requirements, (d) the manufacturing of disposable catheters in accordance with applicable requirements for clinical trials, and (e) the provision of regulatory resources for the management of clinical submissions for marketing approval from the FDA.  Pursuant to the development agreement, Scivanta was responsible for the selection and costs of all raw materials and for the packaging design.  During the term of the development agreement and for a period of twelve months thereafter, Ethox will not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system for any party other than Scivanta.  The development agreement also contained standard provisions regarding indemnification and termination.  Subject to Scivanta raising additional capital, Scivanta and Ethox intend to negotiate an extension of the development agreement.

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

The Company did not record any research and development expense related to this development agreement during the three and six months ended April 30, 2010 and 2009.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this development agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the development agreement at any time upon written notification.  The Company did not record any research and development expense related to this development agreement during the three and six months ended April 30, 2010.  For the three and six months ended April 30, 2009, the Company recorded $41,058 and $103,569, respectively, of research and development expense for services and materials provided under this development agreement.

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

The Company did not record any research and development expense related to this service agreement during the three and six months ended April 30, 2010.  During the three and six months ended April 30, 2009, Scivanta recorded $20,152 and $109,038, respectively, of research and development expense for services and materials provided by Rivertek under the service agreement.

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

During the three and six months ended April 30, 2010, the Company was billed $17,939 and $39,103, respectively, pursuant to the terms of the sublease agreement.  As of April 30, 2010, the Company owed Century Capital $10,000 for rent and $2,939 for expenses due under the sublease agreement and $3,498 for other expenses, which amounts are included in accounts payable – related party.  During the three and six months ended April 30, 2009, the Company was billed $17,006 and $36,677, respectively, pursuant to the terms of the sublease agreement.

5.	Notes Payable

Note Payable – Hickey

Pursuant to the second amendment to the License Agreement dated October 24, 2008, the Company was required to make a one-time cash payment to Hickey of $158,438 on the date that is thirty days after the first commercial sale of a product utilizing the licensed technology, but no later than December 31, 2009.  Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 was restructured as follows:  (a) a cash payment of $50,000 was made to Hickey on February 28, 2010 and (b) a cash payment of $108,438 is due on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than October 31, 2010.

Notes Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $2,872, including interest, with the first payment due on January 28, 2009.  For the three and six months ended April 30, 2009, the Company recorded a total of $530 and $755, respectively, of interest expense related to this finance agreement.  As of October 31, 2009, the principal balance related to this finance agreement had been paid in full by the Company.

On July 29, 2009, the Company entered into a finance agreement with AICCO.  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $4,899, which amount would accrue interest at a rate of 12.24% per annum, in order to partially fund the payment of the premium of the Company’s workers compensation and general liability insurance.  The finance agreement requires the Company to make nine monthly payments of $572, including interest, with the first payment due on August 29, 2009.  For the three and six months ended April 30, 2010, the Company recorded a total of $51 and $153, respectively, of interest expense related to this finance agreement.  As of April 30, 2010, the outstanding principal balance related to this finance agreement was $567.

On January 13, 2010, the Company entered into a finance agreement with AICCO.  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $27,025, which amount would accrue interest at a rate of 9.5% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $3,124, including interest, with the first payment due on February 1, 2010.  For the three and six months ended April 30, 2010, the Company recorded interest expense of $573 related to this finance agreement.  As of April 30, 2010, the outstanding principal balance related to this finance agreement was $18,227.

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

Effective February 1, 2010, the Company issued 333,333 shares of its common stock to the February 2007 Debenture holders in satisfaction of $20,000 of interest due for the period February 1, 2009 through January 31, 2010. The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.06 per share) as defined in the February 2007 Debentures.

For the three and six months ended April 30, 2010, the Company recorded a total of $5,000 and $10,000, respectively of interest expense related to the February 2007 Debentures.  As of April 30, 2010, $5,000 of interest due on the February 2007 Debentures was accrued and included as a component of accrued expenses.  For the three and six months ended April 30, 2009, the Company recorded a total of $5,000 and $10,000, respectively of interest expense related to the February 2007 Debentures.

7.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with ASC 718, “Stock Compensation” (“ASC 718”).  The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”

During the three and six months ended April 30, 2010 and 2009, the Company recorded stock-based compensation expense as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
Research and development	$—	$(1,241)	$—	$(3,871)
General and administrative	9,988	33,201	27,965	77,870
Total	$9,988	$31,960	$27,965	$73,999

For the three and six months ended April 30, 2010, the Company recorded stock-based compensation expense related to stock options granted to employees of $9,988 and $27,965, respectively.  For the three and six months ended April 30, 2009, the Company recorded stock-based compensation expense related to stock options granted to employees of $33,201 and $77,870, respectively.

For the three and six months ended April 30, 2009, the Company recorded a reduction of $1,241 and $3,871, respectively, to stock-based compensation expense related to warrants issued to non-employees.  This reduction resulted from the variable accounting treatment associated with these warrants.

8.	Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt.  The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

For the three and six months ended April 30, 2010, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 1,296,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

In December 2009, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the 2009 NJEDA Technology Business Tax Certificate Transfer Program.  This program enables approved, unprofitable technology companies based in the State of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey for at least 75% of the value of the tax benefits.  On January 20, 2010, the Company received $179,468 of net proceeds ($206,782 gross proceeds less $27,314 of expenses incurred) from a third party related to the sale of approximately $2,298,000 of the Company’s unused net operating loss carryovers for the State of New Jersey.

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

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of April 30, 2010, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of April 30, 2010, options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the six months ended April 30, 2010 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	2,537,000	$0.16	$1,750
Granted during the period	—	—
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at April 30, 2010	2,537,000	$0.16	$1,050
Exercisable at April 30, 2010	2,036,996	$0.16	$1,050
Exercisable at October 31, 2009	1,658,248	$0.16	$1,750

Information with respect to outstanding options and options exercisable as of April 30, 2010 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	4.7	$0.02	35,000	$0.02	4.7
$0.08	335,000	4.3	$0.08	335,000	$0.08	4.3
$0.14	1,067,000	7.5	$0.14	566,996	$0.14	7.5
$0.20	1,100,000	6.8	$0.20	1,100,000	$0.20	6.8
	2,537,000	6.7	$0.16	2,036,996	$0.16	6.5

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of April 30, 2010 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2009	878,752	$0.10
Granted during the period	—	—
Vested during the period	(378,748)	$0.11
Terminated during the period	—	—
Nonvested at April 30, 2010	500,004	$0.09

As of April 30, 2010, there was $39,917 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of seven months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the six months ended April 30, 2010 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	1,496,750	$0.15	$14,000
Issued during the period	—	—
Exercised during the period	—	—
Terminated during the period	200,000	0.03
Outstanding at April 30, 2010	1,296,750	$0.17	$2,000
Exercisable at April 30, 2010	1,236,750	$0.17	$2,000
Exercisable at October 31, 2009	1,376,750	$0.15	$14,000

Information with respect to outstanding warrants and warrants exercisable at April 30, 2010 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.04	200,000	4.0	$0.04	200,000	$0.04	4.0
$0.13	285,000	2.7	$0.13	285,000	$0.13	2.7
$0.20 - 0.25	811,750	2.1	$0.22	751,750	$0.22	2.2
	1,296,750	2.5	$0.17	1,236,750	$0.17	2.6

A summary of the nonvested shares subject to warrants as of April 30, 2010 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2009	120,000	$0.22
Issued during the period	—	—
Vested during the period	(60,000)	$0.22
Terminated during the period	—	—
Nonvested at April 30, 2010	60,000	$0.22

As of April 30, 2010, there was $8,869 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of eight months.

11.	Commitments and Contingencies

Executive Employment Agreements

On January 1, 2008, the Company entered into an executive employment agreement with each of David R. LaVance, the Company’s President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2010, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements.  Both Messrs. LaVance and Gifford shall be paid an annual base salary of $275,000, which may be increased by the compensation committee of the Company’s board of directors.  Effective February 1, 2010, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to each of them to $200,000, which reduction will remain in effect until the Company is able to raise sufficient capital that will enable the Company to compensate them at the original annual base salary amount.  In addition, both Messrs. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

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

As of April 30, 2010, the Company had accrued $457,500 of compensation payments related to the Employment Agreements.  Of this amount, $375,000 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

12.  Subsequent Events

On June 18, 2010, the Company raised $250,000  in capital through the private placement of 2,500,000 shares of the Company’s common stock and warrants to purchase an aggregate of  2,500,000 shares of the Company’s common stock.  The warrants have a two year term and are exercisable at $0.10 per share.

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

We may not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  We continue to pursue potential investors and have engaged several placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

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

Research and Development.  For the three months ended April 30, 2010, research and development expenses, on a net basis, were $2,340, as compared to $84,277 for the three months ended April 30, 2009.  The $81,937, or 97%, decrease in research and development expenses, on a net basis, for the three months ended April 30, 2010 was primarily due to a $56,257 decrease in software and hardware development costs for the SCMS, a $4,953 decrease in consulting expenses related to the development of the SCMS and a $20,065 decrease in clinical trial costs, each resulting from the slowdown of the remaining development of the SCMS as we seek additional capital to fund such development.

For the six months ended April 30, 2010, research and development expenses, on a net basis, were $11,377, as compared to $226,419 for the six months ended April 30, 2009.  The $215,042, or 95%, decrease in research and development expenses, on a net basis, for the six months ended April 30, 2010 was primarily due to a $189,759 decrease in software and hardware development costs for the SCMS, a $22,848 decrease in consulting expenses related to the development of the SCMS and a $25,631 decrease in clinical trial costs, each resulting from the slowdown of the remaining development of the SCMS as we seek additional capital to fund such development.  These decreases to research and development expense, on a net basis, for the six months ended April 30, 2010 were partially offset by a $19,610 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the New York State Office of Science Technology and Academic Research contract that expired on November 30, 2009.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2010 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses, on both a gross and net basis, for the fiscal year ending October 31, 2010 to significantly increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2010, on both a gross and net basis, to remain at current levels.

General and Administrative.  For the three months ended April 30, 2010, general and administrative expenses were $224,084, as compared to $349,423 for the three months ended April 30, 2009.  The $125,339, or 36%, decrease in general and administrative expenses for the three months ended April 30, 2010 was primarily due a $10,518 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $66,033 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $20,418 decrease in costs related to the annual stockholders meeting and a $23,213 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

For the six months ended April 30, 2010, general and administrative expenses were $517,878, as compared to $707,571 for the six months ended April 30, 2009.  The $189,693, or 27%, decrease in general and administrative expenses for the six months ended April 30, 2010 was primarily due a $22,203 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, an $11,863 decrease in director fees and expenses, a $65,286 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $10,000 decrease in consulting expense related to investor relations and business development, a $20,418 decrease in costs related to the annual stockholders meeting and a $49,905 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2010 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2010 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2010 to decrease as we continue to reduce our operating activities.

Operating Income.  During the three and six months ended April 30, 2010, we recognized a $24,000 gain on the write-off of accounts payable and accrued expense.

Other Income (Expenses).  During the three months ended April 30, 2010 and 2009, we incurred interest expense of $5,625 and $5,530, respectively, related to the February 2007 Debentures and the AICCO notes payable.  During the six months ended April 30, 2010 and 2009, we incurred interest expense of $10,726 and $10,755, respectively, related to the February 2007 Debentures and the AICCO notes payable.

Interest income for the three and six months ended April 30, 2010 was $0 and interest income for the three and six months ended April 30, 2009 was $467 and $2,913, respectively.  The decrease in interest income for the three months ended April 30, 2010 was due to a decrease in cash and cash equivalents.

Net Loss.  For the three months ended April 30, 2010, Scivanta had a net loss of $208,049, or $0.01 per share (basic and diluted), as compared to a net loss of $438,763, or $0.02 per share (basic and diluted), for the three months ended April 30, 2009.  The decrease in the net loss was primarily attributable to a $81,937 decrease in research and development expenses, on a net basis, a $125,339 decrease in general and administrative expenses and a $24,000 gain on the write-off of accounts payable and accrued expense.

For the six months ended April 30, 2010, Scivanta had a net loss of $515,981, or $0.02 per share (basic and diluted), as compared to a net loss of $941,832, or $0.04 per share (basic and diluted), for the six months ended April 30, 2009.  The decrease in the net loss was primarily attributable to a $215,042 decrease in research and development expenses, on a net basis, and a $189,693 decrease in general and administrative expenses and a $24,000 gain on the write-off of accounts payable and accrued expense.

Liquidity and Capital Resources

As of April 30, 2010, Scivanta had working capital deficiency of $917,855 and cash and cash equivalents on hand of $8,575.  The $88,840 decrease in cash on hand from October 31, 2009 was primarily due to our continuing operating expenses and the $50,000 payment on the Hickey note payable pursuant to the License Agreement, offset by the receipt of $179,468 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock, proceeds received from the settlement of litigation and the sale of our State of New Jersey tax losses.  On June 18, 2010, the Company raised $250,000 in capital through the private placement of 2,500,000 shares of the Company’s common stock and warrants to purchase an aggregate of 2,500,000 shares of the Company’s common stock at $0.10 per share.

As of June 21, 2010, our cash position was approximately $199,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of the Form 10-Q.  We have reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of the payment of accrued officers’ salaries ($375,000 as of April 30, 2010) and the deferral of the payment of $102,000 of bonus awards for fiscal 2008 ($82,500 due to officers).  We are exploring strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the fiscal year ended October 31, 2009, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.   We believe that our focus should be on obtaining additional capital through the private placement of our securities.  We are aggressively pursuing potential equity and or debt investors and have engaged several placement agents to assist us in this initiative.  In addition, we have reduced and deferred the payment of operating expenses.  While we are aggressively pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of Scivanta.  Any additional equity financing may result in substantial dilution to our stockholders.

Expenditures under our development agreements with Ethox, ASG and Rivertek are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend approximately $1,000,000 related to these agreements over the next seven to nine months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 4.	Controls and Procedures

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

DATE:	SCIVANTA MEDICAL CORPORATION

June 21, 2010	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 21, 2010	By:	/s/ Thomas S. Gifford
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

Exhibit No.	Description of Exhibit

10.27	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance.

10.28	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford.

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

10.32
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