Form 10-Q
period 2010-07-31
SCIVANTA MEDICAL CORP
filed 2010-09-20
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

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

As of September 17, 2010, there were 29,814,543 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

Scivanta Medical Corporation
Balance Sheets

	July 31, 2010 (Unaudited)	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$136,044	$97,415
Restricted cash – stock purchase	100,000	—
Prepaid expenses and other	14,075	10,331
Tax loss receivable	—	179,468

Total current assets	250,119	287,214

Other	500	2,527

Total assets	$250,619	$289,741

Liabilities
Current liabilities:
Accounts payable	$257,768	$269,913
Accounts payable - related party	27,580	1,783
Accrued expenses	65,225	42,181
Accrued compensation	562,934	262,417
Deposit - stock purchase	100,000	—
Notes payable	108,438	162,286
Convertible debentures	—	250,000

Total current liabilities	1,121,945	988,580

Long-term liabilities:
Convertible debentures	250,000	—

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 29,814,543 and 26,981,210 shares issued and outstanding as of July 31, 2010 and October 31, 2009, respectively	29,815	26,981
Additional paid-in capital	21,281,086	21,009,649
Accumulated deficit	(22,432,227)	(21,735,469)

Total stockholders' deficiency	(1,121,326)	(698,839)

Total liabilities and stockholders' deficiency	$250,619	$289,741

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

Net sales	$—	$—	$—	$—
Cost of sales	—	—	—	—
Gross profit	—	—	—	—

Operating expenses (income):
Research and development, net	3,625	28,418	15,002	254,837
General and administrative	196,990	308,022	714,868	1,015,593
Gain on settlement of accounts payable and accrued expenses	(25,146)	—	(49,146)	—

Loss from operations	(175,469)	(336,440)	(680,724)	(1,270,430)

Interest income	—	28	—	2,941
Interest expense	(5,308)	(5,306)	(16,034)	(16,061)

Net loss	$(180,777)	$(341,718)	$(696,758)	$(1,283,550)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	28,510,195	26,981,210	27,605,141	26,931,654

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(696,758)	$(1,283,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,027	3,781
Stock based compensation expense	38,021	104,611
Gain on settlement of accounts payable and accrued expenses	(49,146)	—
Changes in operating assets and liabilities:
Prepaid expenses and other	23,281	38,731
Tax loss receivable	179,468	512,354
Other receivables	—	211,438
Accounts payable	35,001	34,931
Accounts payable - related party	25,797	175
Accrued expenses	45,044	74,837
Accrued compensation	300,517	—

Net cash used in operating activities	(96,748)	(302,692)

Cash flows from financing activities:
Repayment of note payable	(80,873)	(53,607)
Proceeds from sale of common stock, net of offering costs	216,250	—
Proceeds from deposit on stock purchase	100,000	—
Restricted cash – stock purchase	(100,000)	—

Net cash provided by (used in) financing activities	135,377	(53,607)

Increase (decrease) in cash and cash equivalents	38,629	(356,299)
Cash and cash equivalents - beginning of period	97,415	598,644
Cash and cash equivalents - end of period	$136,044	$242,345

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,034	$1,061
Cash paid for income taxes	$750	$2,415

Noncash financing activities:
Issuance of note payable as payment for insurance premium	$27,025	$24,706
Issuance of 333,333 and 153,846 shares of common stock, respectively, as payment for interest due on convertible debentures	$20,000	$20,000

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

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

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company continues to pursue potential investors and continues to engage several placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

Depending upon Scivanta’s ability to secure additional financing, the length of the clinical trials and the length of the review by the United States Food and Drug Administration (the “FDA”), Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS by the end of July 2011, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of United States sales.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the SEC.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended July 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2010 or for any other period.  The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2009.

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, a working capital deficiency and an accumulated deficit of $22,432,227 as of July 31, 2010.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown could make financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 17, 2010, the Company’s cash position was approximately $88,000.  Without any additional financing, the Company will only be able to continue it administrative operations, on a limited basis, for approximately five months from the filing date of this Form 10-Q.  The Company continues to seek equity and/or debt investors and has engaged several placement agents to assist the Company in this initiative.  The Company has reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of the payment of the accrued officers’ salaries ($441,665 as of July 31, 2010) and the deferral of the payment of bonus awards for fiscal 2008 ($98,500 as of July 31, 2010 of which $82,500 is due to officers).  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will continue to be successful in its capital raising efforts.  The Company is also exploring strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox International, Inc. (“Ethox”) entered into a development agreement whereby Ethox provided Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  The development agreement had a two year term that expired on June 29, 2009.  During the term of the development agreement and for a period of twelve months thereafter, Ethox agreed to not participate in the design, development, creation or production of a double balloon catheter to be used as part of a cardiac monitoring system for any party other than Scivanta.  The development agreement contained standard provisions regarding indemnification and termination.  Subject to Scivanta raising additional capital, Scivanta and Ethox intend to negotiate an extension of the development agreement.

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

The Company did not record any research and development expense related to this development agreement during the three and nine months ended July 31, 2010 and 2009.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG.  Pursuant to the terms of this development agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the development agreement at any time upon written notification.  The Company did not record any research and development expense related to this development agreement during the three and nine months ended July 31, 2010.  For the three and nine months ended July 31, 2009, the Company recorded $0 and $103,569, respectively, of research and development expense for services and materials provided under this development agreement.

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

The Company did not record any research and development expense related to this service agreement during the three and nine months ended July 31, 2010.  During the three and nine months ended July 31, 2009, Scivanta recorded $1,600 and $110,638, respectively, of research and development expense for services and materials provided by Rivertek under the service agreement.

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

During the three and nine months ended July 31, 2010, the Company was billed $16,913 and $56,016, respectively, pursuant to the terms of the sublease agreement.  As of July 31, 2010, the Company owed Century Capital $25,000 for rent and $1,013 for expenses due under the sublease agreement and $1,567 for other expenses, which amounts are included in accounts payable – related party.  During the three and nine months ended July 31, 2009, the Company was billed $17,001 and $53,678, respectively, pursuant to the terms of the sublease agreement.

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

Notes Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  For the three and nine months ended July 31, 2009, the Company recorded $306 and $1,061, respectively, of interest expense related to this finance agreement.  As of October 31, 2009, the principal balance related to this finance agreement had been paid in full by the Company.

On July 29, 2009, the Company entered into a finance agreement with AICCO.  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $4,899, which amount would accrue interest at a rate of 12.24% per annum, in order to partially fund the payment of the premium of the Company’s workers compensation and general liability insurance.  For the three and nine months ended July 31, 2010, the Company recorded $14 and $167, respectively, of interest expense related to this finance agreement.  As of July 31, 2010, the principal balance related to this finance agreement had been paid in full by the Company.

On January 13, 2010, the Company entered into a finance agreement with AICCO.  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $27,025, which amount would accrue interest at a rate of 9.5% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  For the three and nine months ended July 31, 2010, the Company recorded $294 and $867, respectively, of interest expense related to this finance agreement.  As of July 31, 2010, the principal balance related to this finance agreement had been paid in full by the Company.

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

For the three and nine months ended July 31, 2010, the Company recorded a total of $5,000 and $15,000, respectively of interest expense related to the February 2007 Debentures.  As of July 31, 2010, $10,000 of interest due on the February 2007 Debentures was accrued and included as a component of accrued expenses.  For the three and nine months ended July 31, 2009, the Company recorded a total of $5,000 and $15,000, respectively of interest expense related to the February 2007 Debentures.

7.	Stock-Based Compensation

The Company accounts for stock-based payments to employees and non-employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”).  During the three and nine months ended July 31, 2010 and 2009, the Company recorded stock-based compensation expense as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009

Research and development	$—	$—	$—	$(3,871)
General and administrative	10,056	30,612	38,021	108,482
Total	$10,056	$30,612	$38,021	$104,611

For the three and nine months ended July 31, 2010, the Company recorded stock-based compensation expense related to stock options granted to employees of $10,056 and $38,021, respectively.  For the three and nine months ended July 31, 2009, the Company recorded stock-based compensation expense related to stock options granted to employees of $30,612 and $108,482, respectively.

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

For the three and nine months ended July 31, 2010, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 3,796,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of July 31, 2010, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individuals’ interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of July 31, 2010, options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan during the nine months ended July 31, 2010 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	2,537,000	$0.16	$1,750
Granted during the period	—	—
Exercised during the period	—	—
Terminated during the period	—	—

Outstanding at July 31, 2010	2,537,000	$0.16	$1,750

Exercisable at July 31, 2010	2,036,996	$0.16	$1,750

Exercisable at October 31, 2009	1,658,248	$0.16	$1,750

Information with respect to outstanding options and options exercisable as of July 31, 2010 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	4.4	$0.02	35,000	$0.02	4.4
$0.08	335,000	4.1	$0.08	335,000	$0.08	4.1
$0.14	1,067,000	7.2	$0.14	566,996	$0.14	7.3
$0.20	1,100,000	6.5	$0.20	1,100,000	$0.20	6.5
	2,537,000	6.4	$0.16	2,036,996	$0.16	6.3

A summary of the nonvested shares subject to options granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan as of July 31, 2010 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2009	878,752	$0.10
Granted during the period	—	—
Vested during the period	(378,748)	$0.11
Terminated during the period	—	—
Nonvested at July 31, 2010	500,004	$0.09

As of July 31, 2010, there was $33,187 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  That cost is expected to be recognized over a weighted average period of six months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the nine months ended July 31, 2010 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	1,496,750	$0.15	$14,000
Issued during the period	2,500,000	0.10
Exercised during the period	—	—
Terminated during the period	(200,000)	0.03

Outstanding at July 31, 2010	3,796,750	$0.13	$6,000

Exercisable at July 31, 2010	3,736,750	$0.12	$6,000

Exercisable at October 31, 2009	1,376,750	$0.15	$14,000

Information with respect to outstanding warrants and warrants exercisable at July 31, 2010 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.04	200,000	3.8	$0.04	200,000	$0.04	3.8
$0.10 - 0.13	2,785,000	2.0	$0.10	2,785,000	$0.10	2.0
$0.20 - 0.25	811,750	1.9	$0.22	751,750	$0.22	1.9
	3,796,750	2.0	$0.13	3,736,750	$0.12	2.1

A summary of the nonvested shares subject to warrants as of July 31, 2010 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2009	120,000	$0.22
Issued during the period	2,500,000	$0.01
Vested during the period	(2,560,000)	$0.01
Terminated during the period	—	—
Nonvested at July 31, 2010	60,000	$0.22

As of July 31, 2010, there was $5,543 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.  That cost is expected to be recognized over a weighted average period of five months.

Issuance of Common Stock and Warrant to Purchase Common Stock

On June 18, 2010, the Company closed on a private placement of a common stock unit that consisted of 2,500,000 shares of the Company’s common stock and a warrant to purchase 2,500,000 shares of the Company’s common stock.  The gross proceeds received in connection with this private placement were $250,000.  The warrant has a two year term, is exercisable at $0.10 per share and was fully vested at the date of issuance.  The fair value of the warrant was estimated on the date of issuance using the Black-Scholes pricing model with the following weighted average assumptions:  dividend yield of 0%; risk free interest of 0.74%; volatility of 44.02%; and an expected life of two years.  The warrant had a fair value of approximately $23,000 at the date of issuance.  The Company incurred offering costs of $33,750 in connection with this transaction, which were recorded as an offset to additional paid in capital.

Stock Purchase Deposit

As of July 31, 2010, the Company received $100,000 related to potential stock purchases from investors who have elected to participate in the Company’s on-going private placement of common stock units.  These potential stock purchases, in the aggregate, consist of 1,000,000 shares of the Company’s common stock and warrants to purchase 1,000,000 shares of the Company’s common stock.  The warrants have a two year term, are exercisable at $0.10 per share and will be fully vested at the date of issuance.  The Company intends to close on these potential stock purchases when funding for the private placement, on a cumulative basis, reaches $1,500,000 of gross proceeds ($250,000 was closed on June 18, 2010), otherwise the proceeds will be returned by the Company to the potential investors.  As of July 31, 2010, the $100,000 has been recorded as restricted cash – stock purchase with a corresponding liability of $100,000 as deposit - stock purchase.

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

As of July 31, 2010, the Company had accrued $524,165 of compensation payments related to the Employment Agreements.  Of this amount, $441,665 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

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

Research and Development.  For the three months ended July 31, 2010, research and development expenses, on a net basis, were $3,625, as compared to $28,418 for the three months ended July 31, 2009.  The $24,793, or 87%, decrease in research and development expenses, on a net basis, for the three months ended July 31, 2010 was primarily due to a $13,627 decrease in patent costs and a $9,566 decrease in clinical trial costs, each resulting from the slowdown of the remaining development of the SCMS as we seek additional capital to fund such development.

For the nine months ended July 31, 2010, research and development expenses, on a net basis, were $15,002, as compared to $254,837 for the nine months ended July 31, 2009.  The $239,835, or 94%, decrease in research and development expenses, on a net basis, for the nine months ended July 31, 2010 was primarily due to a $191,359 decrease in software and hardware development costs for the SCMS, a $22,848 decrease in consulting expenses related to the development of the SCMS, a $13,912 decrease in patent costs and a $35,197 decrease in clinical trial costs, each resulting from the slowdown of the remaining development of the SCMS as we seek additional capital to fund such development.  These decreases to research and development expense, on a net basis, for the nine months ended July 31, 2010, were partially offset by a $19,610 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the New York State Office of Science Technology and Academic Research contract that expired on November 30, 2009.

The amount of research and development expense to be incurred by us during the remainder of the fiscal year ending October 31, 2010 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses, on both a gross and net basis, for the fiscal year ending October 31, 2010 to increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2010, on both a gross and net basis, to remain at current levels.

General and Administrative.  For the three months ended July 31, 2010, general and administrative expenses were $196,990, as compared to $308,022 for the three months ended July 31, 2009.  The $111,032, or 36%, decrease in general and administrative expenses for the three months ended July 31, 2010 was primarily due a $2,700 decrease in director fees and expenses, a $77,206 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions and a $20,556 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

For the nine months ended July 31, 2010, general and administrative expenses were $714,868, as compared to $1,015,593 for the nine months ended July 31, 2009.  The $300,725, or 30%, decrease in general and administrative expenses for the nine months ended July 31, 2010 was primarily due a $23,877 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $14,563 decrease in director fees and expenses, a $142,491 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, an $8,103 decrease in travel expenses, a $9,750 decrease in consulting expense primarily related to investor relations and business development, a $20,418 decrease in costs related to the annual stockholders meeting and a $70,461 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

The amount of general and administrative expense to be incurred by us during the remainder of the fiscal year ending October 31, 2010 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2010 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2010 to decrease as we continue to reduce our operating activities.

Operating Income.  During the three and nine months ended July 31, 2010, we recognized a gain on the settlement of accounts payable and accrued expenses of $25,146 and $49,146, respectively.

Other Income (Expenses).  During the three months ended July 31, 2010 and 2009, we incurred interest expense of $5,308 and $5,306, respectively, related to the February 2007 Debentures and the AICCO notes payable.  During the nine months ended July 31, 2010 and 2009, we incurred interest expense of $16,034 and $16,061, respectively, related to the February 2007 Debentures and the AICCO notes payable.

Interest income for the three and nine months ended July 31, 2010 was $0 and interest income for the three and nine months ended July 31, 2009 was $28 and $2,941, respectively.  The decrease in interest income for the three months ended July 31, 2010 was due to a decrease in cash and cash equivalents.

Net Loss.  For the three months ended July 31, 2010, Scivanta had a net loss of $180,777, or $0.01 per share (basic and diluted), as compared to a net loss of $341,718, or $0.01 per share (basic and diluted), for the three months ended July 31, 2009.  The decrease in the net loss was primarily attributable to a $24,793 decrease in research and development expenses, on a net basis, an $111,032 decrease in general and administrative expenses and a $25,146 gain on the write-off of accounts payable and accrued expenses.

For the nine months ended July 31, 2010, Scivanta had a net loss of $696,758, or $0.03 per share (basic and diluted), as compared to a net loss of $1,283,550, or $0.05 per share (basic and diluted), for the nine months ended July 31, 2009.  The decrease in the net loss was primarily attributable to a $239,835 decrease in research and development expenses, on a net basis, a $300,725 decrease in general and administrative expenses and a $49,146 gain on the write-off of accounts payable and accrued expense.

Liquidity and Capital Resources

As of July 31, 2010, Scivanta had working capital deficiency of $871,826 and cash and cash equivalents on hand of $136,044.  The $38,629 increase in cash on hand from October 31, 2009 was primarily due to our continuing operating expenses and the $50,000 payment on the Hickey note payable pursuant to the License Agreement, offset by the receipt of $179,468 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the State of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program and the receipt $250,000 of gross proceeds from the private placement of a common stock unit.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock, proceeds received from the settlement of litigation, the sale of our State of New Jersey tax losses.

As of September 17, 2010, our cash position was approximately $88,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this Form 10-Q.  We have reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of the payment of accrued officers’ salaries ($441,665 as of July 31, 2010) and the deferral of the payment of bonus awards for fiscal 2008 ($98,500 as of July 31, 2010 of which $82,500 is due to officers).  We are exploring strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the fiscal year ended October 31, 2009, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.  We believe that our focus should be on obtaining additional capital through the private placement of our securities.  We are aggressively pursuing potential equity and/or debt investors and have engaged several placement agents to assist us in this initiative.  In addition, we have reduced and deferred the payment of operating expenses.  While we are aggressively pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of Scivanta.  Any additional equity financing may result in substantial dilution to our stockholders.

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

On June 18, 2010, the Company closed on a private placement of a common stock unit that consisted of 2,500,000 shares of the Company’s common stock and a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock.  The warrant has a two year term, is exercisable at $0.10 per share and was fully vested at the date of issuance.  The gross proceeds received in connection with this private placement were $250,000.  The market price of the Company’s common stock on the date of closing the transaction was $0.07 per share.

In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Removed and Reserved

Item 5.	Other Information

On June 18, 2010, the Company sold a common stock unit that consisted of 2,500,000 shares of the Company’s common stock and a warrant to purchase an aggregate of 2,500,000 shares of the Company’s common stock in a private placement transaction.  See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

September 20, 2010	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 20, 2010	By:	/s/ Thomas S. Gifford
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

4.3
Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

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

10.18
Amendment No. 1 to the Service Agreement dated February 1, 2008 between the Registrant and Rivertek Medical Systems, Inc., dated April 28, 2008  (Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

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

10.27
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance (Incorporated by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.28
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.29
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.30
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.31
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.32
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.35 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.33
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 39,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.