Form 10-K
period 2010-10-31
SCIVANTA MEDICAL CORP
filed 2011-02-15
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the fiscal year ended October 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the transition period from _______ to ______

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐            No    ☒

As of February 11, 2011, the aggregate fair value of the Registrant’s common stock held by non-affiliates was approximately $670,000.

As of February 11, 2011, there were 30,064,543 shares of the Registrant’s common stock outstanding.

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

SCIVANTA MEDICAL CORPORATION

PART I

Item 1.                    Business

General

Scivanta Medical Corporation (“Scivanta”), originally incorporated in New Jersey on November 29, 1982, is currently a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta currently does not sell any products or technologies.

From our inception through the fiscal year ended October 31, 2004, our business included, at one time or another, the distribution of over the counter medical devices and supplies, such as condoms and alcohol preparation pads, and generic and name brand pharmaceuticals.  Our business also included the sale of a hormone replacement therapy drug, which was manufactured and supplied to us by a third party manufacturer.  Our products generally were sold by distributors or wholesalers to pharmacies or directly to customers through mail order.  During this time period we also were developing safety syringes that were intended to reduce accidental needle sticks of medical service providers.  Due to vendor disputes, low profit margins and/or minimal market opportunities, we ceased selling and/or developing all of the aforementioned products.

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

Strategy for Business Development

Scivanta’s operations are currently operating on a limited basis as we continue to seek additional financing.  If we are able to secure additional financing, then it is our intent to follow the strategy for business development as described below.

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

In five patients enrolled in the initial clinical trial, the mean left atrial pressure as determined by the SCMS matched the left ventricular end-diastolic pressure as determined by the left heart catheterization procedure within 0.1mmHg to 0.5mmHg, which translates into a maximum deviation of 3.3% when compared to the left heart catheterization data.  These results for the SCMS are considered by Scivanta to be highly accurate.  Two additional patients enrolled in the initial clinical trial, but the data collected was incomplete and therefore not considered relevant.  There were no adverse events reported during the course of the initial clinical trial.

Subject to the receipt of additional funding, we expect to test a minimum of 40 additional patients in clinical trials.  We expect that these clinical trials will be conducted at Kaleida Health/Millard Fillmore Hospital and at approximately three other locations.  We believe that these additional locations will include Wellstar Health System in Marietta, Georgia; Southeastern Heart and Vascular Center in Greensboro, North Carolina; and Christiana Care Health Services in Newark, Delaware.  These multi-center clinical trials are expected to take approximately two months to complete from the date they commence.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.

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

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS by the end of December 2011, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of sales in the United States.

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

Below is a listing of criteria we utilize in identifying and evaluating potential technology or product acquisitions:

●	Whether the technology or product is a specialty or niche-market product which is distributed through specialty distributors.

●	Whether the technology or product is unique or patented.

●	Whether the technology or product has, or is capable of achieving, an attractive gross margin, usually in excess of 35%.

●	Whether the prospective seller is receptive to receiving equity as part of the purchase price.

●	Whether the market for the technology or product is expanding, but not to such a degree as to attract larger manufacturers or result in the technology or product achieving commodity status.

●	Whether we can access marketing channels to market and distribute the technology or product.

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

The SCMS provides the following cardiac measurements:

●	mean left atrial pressure;

●	left ventricular contractility during isovolumic contraction;

●	cardiac output by pulse contour;

●	arterial pulse wave velocity;

●	left atrial transmural pressure;

●	pleural pressure; and

●	systolic time interval.

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

Original SCMS License Agreement

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

Further, pursuant to the second amendment to the License Agreement dated October 24, 2008, any milestone payments that Scivanta was required or may have been required to pay to the Licensor under the original terms of the License Agreement were eliminated in exchange for the following:  (a) a one-time cash payment by Scivanta to Hickey of $158,438 due on December 31, 2009; (b) the issuance of 224,960 shares of our common stock to the Foundation on October 28, 2008; (c)  the issuance of 162,500 shares of our common stock to Hickey on October 28, 2008 and (d) the issuance of 426,560 shares of our common stock to Lundgren on October 28, 2008.

Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 that was due to Hickey on December 31, 2009 was restructured as follows:  (a) a cash payment of $50,000 was made to Hickey on February 28, 2010 and (b) a cash payment of $108,438 was due to Hickey on October 31, 2010.  The cash payment of $108,438 due to Hickey on October 31, 2010 was restructured pursuant to an amended and restated technology license agreement dated February 14, 2011, as discussed below.

Amended and Restated SCMS License Agreement

On February 14, 2011, Scivanta entered into an amended and restated technology license agreement (the “Amended and Restated License Agreement”) with the Licensor.  The Amended and Restated License Agreement replaced the License Agreement.

Pursuant to the Amended and Restated License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The term of the License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

As required by the License Agreement, Scivanta was obligated to pay Hickey $108,438 on October 31, 2010.  Pursuant to the Amended and Restated License Agreement, the $108,438 payment due to Hickey was restructured.  Scivanta is now required to pay Hickey $135,000 as follows:  (a) a cash payment of $30,000 is due to Hickey on or before April 30, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

Pursuant to the Amended and Restated License Agreement, Scivanta is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the Amended and Restated License Agreement, subject to certain reductions as detailed in the Amended and Restated License Agreement.  Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited.  Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited.  Scivanta is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the Amended and Restated License Agreement, received by Scivanta in connection with Scivanta’s sublicense of the rights granted to Scivanta under the Amended and Restated License Agreement.

The Amended and Restated License Agreement also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  Further, the Amended and Restated License Agreement contains standard provisions regarding indemnification, termination and patent prosecution.

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox entered into a development agreement whereby Ethox provided Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  The development agreement had a two year term that expired on June 29, 2009.  The development agreement also contained standard provisions regarding indemnification and termination.  Subject to Scivanta raising additional capital, Scivanta and Ethox intend to negotiate an extension to the development agreement.  Scivanta did not record any research and development expense related to this development agreement during the fiscal years ended October 31, 2010 and 2009.

ASG Development Agreement

On July 2, 2007, Scivanta entered into a development agreement with ASG.  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the agreement at any time upon written notification.  For the fiscal years ended October 31, 2010 and 2009, Scivanta recorded $0 and $103,569, respectively, of research and development expenses for services and materials provided under this development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the SCMS.  The service agreement was amended and restated on February 5, 2009.  Pursuant to the amended and restated service agreement, Rivertek will assist Scivanta in the development of the hardware component of the SCMS and will continue to assist in the management of the development of the software and catheter components of the SCMS.  The amended and restated service agreement expired on December 31, 2010.  The services rendered to Scivanta under this contract were billed on a time and material basis.  Subject to Scivanta raising additional capital, Scivanta and Rivertek intend to negotiate an extension to the amended and restated agreement.  During the fiscal years ended October 31, 2010 and 2009, Scivanta recorded $0 and $110,638 respectively, of research and development expenses for services and materials provided under both the service agreement and the amended and restated service agreement.

Patents and Copyrights

The SCMS is the subject of seven United States patents and other corresponding patents in major international markets, including Canada, the European Union, Japan and India.  The patents cover the important facets of the SCMS, including catheter design and construction, catheter positioning, monitor design, algorithms and balloon inflation techniques.  The United States patents include United States Patent and Trademark Office numbers: 5,551,439; 5,570,671; 5,697,375; 6,120,442; 6,238,349; 6,432,059; and 7,527,599.  In addition, the software that converts the pressure signals into useful clinical information is the subject of copyright.

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

Impedance cardiography uses the heart’s electrical characteristics in order to measure the heart’s mechanical, or blood flow, characteristics.  The procedure is inaccurate in many circumstances, such as in patients with septic shock and/or severe aortic valve regurgitation and/or irregular heartbeats.  In addition, measurements can be inaccurate if the patient moves excessively while monitoring.  SonoSite, Inc. markets this type of device.

Government Regulation

As a developer and possible future distributor of medical devices, we are subject to regulation by, among other governmental entities, the FDA, and the corresponding agencies of the states and foreign countries in which we may sell our products.  These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations could have a material impact on our future operations in the event we successfully develop the SCMS and implement our strategy for business development and acquire or develop additional medical devices and related products.

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

Employees

We currently have two full-time employees, David R. LaVance, President and Chief Executive Officer, and Thomas S. Gifford, Executive Vice President, Chief Financial Officer and Secretary.  We have not experienced any work stoppages to date and we believe that our relationship with these employees is good.

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

Item 4.                     (Removed and Reserved)

PART II

Item 5.                     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ OTC Bulletin Board under the ticker symbol “SCVM.”  Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2008 through October 31, 2010 as reported by the OTC Bulletin Board. These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2010	High	Low
First Quarter	$0.08	$0.05
Second Quarter	0.07	0.03
Third Quarter	0.08	0.05
Fourth Quarter	0.15	0.03

Year Ended October 31, 2009	High	Low
First Quarter	$0.22	$0.10
Second Quarter	0.18	0.10
Third Quarter	0.19	0.07
Fourth Quarter	0.12	0.07

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of February 11, 2011, we had one market maker for our common stock which was Mercer, Bokert, Buckman and Reid, Inc.

Stockholders

As of February 11, 2011, the approximate number of registered holders of our common stock was 440; the number of issued and outstanding shares of our common stock was 30,064,543; and there were 4,046,750 shares of common stock subject to outstanding warrants, 2,537,000 shares of common stock subject to outstanding stock options, and 1,041,667 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2010

There were no sales of unregistered securities during the fiscal year ended October 31, 2010, other than those set forth below or otherwise reported on Forms 10-Q and/or 8-K filed by Scivanta during the fiscal year ended October 31, 2010.

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

Item 7.                     Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2010 and 2009.  This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2010 and 2009 and the related notes thereto, which begin on page F-1 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta currently does not sell any products or technologies.  See “Item 1. Business – General.”

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

Grant Revenue

Revenue from grants to support product development is recognized when costs and expenses reimburseable under the grants have been incurred and payments under the grants become contractually due.

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

Recent Accounting Pronouncements Applicable to Scivanta

Scivanta does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on Scivanta’s financial position or results of operations.

Results of Operations

Grant Revenue.  On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant is expected to approximate $244,479 over a two year period.  The Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and expects to be awarded the remainder of the grant, amounting to $131,979, during its fiscal year ending October 31, 2011.

Net Sales.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.

Research and Development.  For the fiscal year ended October 31, 2010, research and development expenses, on a net basis, were $16,112, as compared to $257,288 for the fiscal year ended October 31, 2009.  The $241,176, or 94%, decrease in research and development expenses, on a net basis, for the fiscal year ended October 31, 2010 was primarily due to a $191,359 decrease in software and hardware development costs for the SCMS, a $22,598 decrease in consulting expenses related to the development of the SCMS, a $13,220 decrease in patent costs and a $37,480 decrease in clinical trial costs, each resulting from the slowdown of the remaining development of the SCMS as we seek additional capital to fund such development.  These decreases to research and development expense, on a net basis, for the fiscal year ended October 31, 2010, were partially offset by a $19,610 decrease in the reimbursement of software, hardware and clinical trial expenses by the Foundation resulting from the New York State Office of Science Technology and Academic Research contract that expired on November 30, 2009.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2011 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2011 to increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2011 to remain at current levels.

General and Administrative.  For the fiscal year ended October 31, 2010, general and administrative expenses were $899,069, as compared to $1,326,802 for the fiscal year ended October 31, 2009.  The $427,733, or 32%, decrease in general and administrative expenses for the fiscal year ended October 31, 2010 was primarily due a $232,630 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $88,075 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, a $26,796 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities, a $11,613 decrease in director fees and expenses, a $9,641 decrease in travel expenses, a $19,300 decrease in consulting expense primarily related to investor relations and business development and a $20,418 decrease in costs related to the annual stockholders meeting.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2011 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2011 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2011 to decrease as we continue to reduce our operating activities.

Operating Income.  During the fiscal year ended October 31, 2010, we recognized a gain on the settlement of accounts payable and accrued expenses of $49,146.

Other Income (Expenses).  During the fiscal years ended October 31, 2010 and 2009, we incurred interest expense of $21,033 and $21,233, respectively, primarily related to convertible debentures.

Interest income for the fiscal years ended October 31, 2010 and 2009 was $0 and $2,941, respectively.  The decrease in interest income for the fiscal year ended October 31, 2010 was due to a decrease in cash and cash equivalents.

Income Tax Benefit.  During the fiscal year ended October 31, 2009, we recorded an income tax benefit of $179,468 related to the sale of a portion of our unused net operating loss carryovers for the state of New Jersey to a third party through the New Jersey Economic Development Authority (the “NJEDA”) Technology Business Tax Certificate Transfer Program.

Net Loss.  For the fiscal year ended October 31, 2010, Scivanta had a net loss of $774,568, or $0.03 per share (basic and diluted), as compared to a net loss of $1,422,914 or $0.05 per share (basic and diluted), for the fiscal year ended October 31, 2009.  The decrease in the net loss for the fiscal year ended October 31, 2010 was primarily attributable to a $241,176 decrease in research and development expenses, on a net basis, a $427,733 decrease in general and administrative expenses, a $49,146 gain on the write-off of accounts payable and accrued expense and $112,500 of QTDP grant revenue.  These decreases in net loss for the fiscal year ended October 31, 2010 were partially offset by a $179,468 decrease in income tax benefit related to the sale of a portion of our unused net operating loss carryovers for the state of New Jersey.

Liquidity and Capital Resources

As of October 31, 2010, Scivanta had working capital deficiency of $939,080 and cash and cash equivalents on hand of $81,365.  The $16,050 decrease in cash on hand from October 31, 2009 was primarily due to our continuing operating expenses and the $50,000 payment on the Hickey note payable pursuant to the License Agreement, offset by the receipt of $179,468 of net proceeds related to the sale of a portion of our unused net operating loss carryovers for the state of New Jersey to a third party through the 2009 NJEDA Technology Business Tax Certificate Transfer Program and the receipt $250,000 of gross proceeds from the private placement of a common stock unit.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock, the sale of our state of New Jersey tax losses and proceeds received from the QTDP grant.

On November 26, 2010 and January 31, 2011, we received $50,000 and $62,500, respectively, of proceeds related to the QTDP grant.  On February 9, 2011, we received $25,000 of gross proceeds from the private placement of a common stock unit.

As of February 11, 2011, our cash position was approximately $115,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this annual report on Form 10-K.  We have reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of accrued officers’ salaries ($541,670 as of October 31, 2010) and the deferral of the payment of bonus awards for fiscal 2008 ($93,500 as of October 31, 2010 of which $82,500 is due to officers).  We are exploring strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Expenditures related to the development of the SCMS are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend approximately $1,000,000 related to the development of the SCMS over the next seven to nine months.

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

Item 8.                     Financial Statements and Supplementary Data

The financial statement and supplementary data of Scivanta called for by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 of this annual report on Form 10-K.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Scivanta is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal controls over financial reporting include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Scivanta; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Scivanta are being made only in accordance with authorizations of management and directors of Scivanta; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Scivanta’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of Scivanta’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Scivanta’s internal control over financial reporting was effective as of October 31, 2010.

Changes in Internal Control Over Financial Reporting

There has been no change in Scivanta’s internal control over financial reporting during Scivanta’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Scivanta's internal control over financial reporting.

Item 9B.                  Other Information

Issuance of Common Stock and Warrants to Purchase Common Stock

On February 9, 2011, Scivanta closed on a private placement of a common stock unit that consisted of 250,000 shares of Scivanta’s common stock and warrants to purchase 250,000 shares of Scivanta’s common stock.  The gross proceeds received in connection with this private placement were $25,000.  The warrants have a two year term, are exercisable at $0.10 per share and were fully vested at the date of issuance.

In connection with the issuance of these shares, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Amended and Restated SCMS License Agreement

On February 14, 2011, Scivanta entered into an Amended and Restated License Agreement with the Licensor for the SCMS.  See “Item 1. Business – Scivanta Agreements – Amended and Restated SCMS License Agreement.”

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of Scivanta. The name, age, principal occupation or employment and biographical information of each member of the board of directors of Scivanta who served as of October 31, 2010 are set forth below:

Name	Age	Principal Occupation or Employment
David R. LaVance	57	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	42	Executive Vice President, Chief Financial Officer and Secretary
Richard E. Otto	61	Consultant
Lawrence M. Levy	72	Retired Partner of Brown Rudnick LLP
Anthony Giordano, III	45	Consultant

There are no family relationships among the current executive officers and directors of Scivanta.  At any time during the past five years, none of the current executive officers or directors of Scivanta have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance and Mr. Levy, who serve as directors of Hologic, Inc. (NASDAQ:  HOLX).

Biographical Information

David R. LaVance:  Mr. LaVance has served as Scivanta’s President and Chief Executive Officer and the Chairman of its Board of Directors since March 21, 2003.  He also is the President and co-founder of Century Capital which was founded in 1997.  Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies from 1995 through 1997.  Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a startup health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995.  Before founding Nuclear Care, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992.  Mr. LaVance currently is a member of the board of directors of Hologic, Inc. (NASDAQ:  HOLX), a publicly traded medical device company specializing in digital imaging.  Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University.

Thomas S. Gifford:  Mr. Gifford has served as Scivanta’s Executive Vice President, Chief Financial Officer and as a director since March 21, 2003, and has served as the Secretary of Scivanta since July 22, 2003.  Mr. Gifford is also the Vice President and co-founder of Century Capital.  He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant.  He was formerly a Manager and Associate Director of KPMG Health Ventures.  Prior to KPMG Health Ventures, Mr. Gifford was an accountant for KPMG Peat Marwick LLP from 1990 through 1994, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies.  Mr. Gifford currently serves on the board of directors of Maloy Risk Services, Inc., a privately held insurance brokerage.  Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law.

Richard E. Otto:  Mr. Otto has served as a director of Scivanta since May 6, 2003.  He has been a consultant to healthcare and technology companies since June 2007.  Beginning January 2002, Mr. Otto served as the Chief Executive Officer and a director of Corautus Genetics Inc., a publicly traded biopharmaceutical company and its predecessor Vascular Genetics Inc., until June 2007 when Corautus merged with VIA Pharmaceuticals, Inc., a publicly traded biotechnology company (NASDAQ: VIAP).  From June 1995 through April 1998, he was Chief Executive Officer and a director of CardioDynamics International Corporation, a publicly traded company that develops, manufactures and markets noninvasive heart-monitoring devices that is now a wholly-owed subsidiary of SonoSite, Inc. (NASDAQ:  SONO).  Mr. Otto has served as a consultant to the founder of WebMD and as a consultant to key management positions with Cardiac Pacemakers Inc. (now a Guidant company).  Mr. Otto also held positions at Intermedics, Inc., Medtronic Inc., and Eli Lilly and Company.  He received a B.S. degree from the University of Georgia.

Lawrence M. Levy:  Mr. Levy has served as a director of Scivanta since March 15, 2007.  He retired from the position of Senior Counsel at Brown Rudnick LLP, an international law firm, in January 2011.  Mr. Levy had been Senior Counsel at Brown Rudnick since February 2005 and, for more than 30 years before that, had been a Partner at Brown Rudnick, specializing in corporate and securities law. Mr. Levy is also a member of the boards of directors of Hologic, Inc. (NASDAQ: HOLX), a publicly traded medical device company specializing in digital imaging, Option N.V. of Belgium, a broadband wireless company specializing in data cards, embedded wireless modules, fixed mobile devices and related software and the Facing History and Ourselves National Foundation. Mr. Levy received a B.A. from Yale University and a L.L.B. from Harvard Law School.

Anthony Giordano, III:  Mr. Giordano has served as a director of Scivanta since March 15, 2007.  He is currently working with an investor group on the recapitalization of Colonial American Bank based in Horsham, Pennsylvania.  Upon closing the transaction, and subject to regulatory approval, he will become the Colonial American Bank’s President and Chief Executive Officer and a member of its Board of Directors.  From January 1, 2005 through November 30, 2010, Mr. Giordano served as the Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp (formerly Monmouth Community Bancorp), a publicly traded bank holding company (NASDAQ:  CJBK), and its wholly-owned subsidiary, Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.), from January 1, 2005 through date of the consummation of the merger of Central Jersey Bancorp and Kearny Financial Corp. on November 30, 2010.  Prior to the consummation of the combination of Monmouth Community Bancorp and Allaire Community Bank on January 1, 2005, he served as an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of Monmouth Community Bancorp and its bank subsidiary, Monmouth Community Bank, N.A.  Prior to joining Monmouth Community Bank, N.A. in May 1998, Mr. Giordano was employed by PNC Bank (formerly Midlantic Bank), where he served as Real Estate Banking Officer from 1996 to 1998 and Senior Accountant/Financial Analyst from 1994 to 1996.  From 1988 to 1994, Mr. Giordano served in various positions at Shadow Lawn Savings Bank, including Budget and Financial Planning Manager and Financial Analyst.  Mr. Giordano received an M.B.A. degree from Monmouth University and a B.S. degree in finance from Kean University.

Executive Officers

The executive officers serve in accordance with Scivanta’s bylaws and at the discretion of Scivanta’s board of directors.  The name, age, current position and biographical information of each executive officer of Scivanta are set forth below:

Name	Age	Capacities in Which Served
David R. LaVance	57	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	42	Executive Vice President, Chief Financial Officer and Secretary

For the biographical information for David R. LaVance and Thomas S. Gifford, see “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board.  In addition, the board sometimes conducts business through its committees, including an audit committee and compensation committee.  Following the election of directors at the 2009 Annual Meeting of Stockholders, the board of directors for fiscal 2010 consisted of:  David R. LaVance, Thomas S. Gifford, Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Messrs. Otto, Levy and Giordano qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

The audit committee of the board of directors for fiscal 2010 consisted of Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Mr. Giordano is the chairman of the audit committee.  Each of Mr. Giordano, Mr. Otto and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  In addition, the board has determined that Mr. Otto and Mr. Giordano both qualify as financial experts pursuant to SEC rules.  The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information, as well as such other responsibilities set forth in the amended and restated charter of the audit committee which was adopted on May 14, 2004.

Compensation Committee

The compensation committee of the board of directors for fiscal 2010 consisted of:  Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Mr. Otto is the Chairman of the Compensation Committee.  Each of Mr. Giordano, Mr. Otto and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  The compensation committee does not have a formal charter.  The compensation committee is responsible for determining whether Scivanta’s compensation and benefits packages are suitable and do not provide excessive benefits or result in material financial loss to Scivanta.  The compensation committee is also responsible for approving or recommending to the Board compensation packages and plans for senior management and directors.  These compensation packages include salaries, bonuses, vacations, termination benefits, profit-sharing plans, contributions to employee pension plans, stock option and stock purchase plans, indemnification agreements and employment/change of control contracts.  When reviewing the proposed compensation packages, the compensation committee will consider:  (1) the combined value of all cash and noncash benefits provided to the individual or individuals; (2) the compensation history of the individual or individuals as compared to other individuals with comparable expertise at Scivanta; (3) the financial condition of Scivanta; (4) comparable compensation packages at similar institutions based upon such factors as asset size, geographic location and the services provided; (5) the projected total cost and benefit to Scivanta for post employment benefits; and (6) any connection between the individual and any fraudulent act or omission, breach of trust of fiduciary duty or insider abuse with regard to Scivanta.

Section 16 Compliance

Section 16(a) of the Exchange Act requires Scivanta’s directors, executive officers and persons who own more than 10% of Scivanta’s common stock on Forms 3, 4 and 5 with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Scivanta with copies of all Forms 3, 4 and 5 reports they file.

Scivanta believes that all filings required to be made by its directors, executive officers and  persons who own more than 10% of Scivanta’s common stock pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed, except that CMD Investment Group, LLC did not timely file a Form 3.

Chief Executive and Senior Financial Officer Code of Ethics

The chief executive and senior financial officers of Scivanta are subject to high standards of honest and ethical conduct when conducting the affairs of Scivanta.  All such individuals must act ethically at all times in accordance with the policies contained in Scivanta's Chief Executive and Senior Financial Officer Code of Ethics.  The Chief Executive and Senior Financial Officer Code of Ethics is available on Scivanta’s website at www.scivanta.com.

Item 11.                    Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Scivanta for the fiscal years ended October 31, 2010 and 2009 of any person who served as Scivanta’s President and Chief Executive Officer during the fiscal year ended October 31, 2010 and each other executive officer of Scivanta whose total annual salary and bonus for the fiscal year ended October 31, 2010 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

David R. LaVance, President and Chief Executive Officer	2010	$218,752	(1)	$—	$—	$13,256	(2)	$—	$—	$—	$232,008
	2009	$275,000	(1)	$—	$—	$43,115	(2)	$—	$—	$—	$318,115

Thomas S. Gifford, Executive Vice President, Chief Financial Officer and Secretary	2010	$218,752	(1)	$—	$—	$13,256	(2)	$—	$—	$—	$232,008
	2009	$275,000	(1)	$—	$—	$43,115	(2)	$—	$—	$—	$318,115

(1)
For the fiscal years 2010 and 2009, $190,627 and $80,208, respectively, of the salary for the Named Executive Officer has been accrued, and will be paid upon Scivanta receiving additional funding at the discretion of the Compensation Committee ($381,254 and $160,416 in the aggregate for fiscal years 2010 and 2009, respectively).

(2)
Amounts shown do not reflect compensation actually received by the Named Executive Officer.  Instead, the amounts shown are the compensation costs we recognized in the fiscal years 2010 and 2009 in accordance with ASC 718.  The accounting for stock based compensation and the assumptions used to calculate the value of the option grants are set forth under Note 3 “Summary of Significant Accounting Policies – Stock Based Compensation” and Note 8 “Stockholders’ Equity,” respectively, of our audited financial statements for the fiscal years ended October 31, 2010 and 2009 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

Employment Agreements

On January 1, 2008, Scivanta entered into an executive employment agreement with each of David R. LaVance, Scivanta’s President and Chief Executive Officer, and Thomas S. Gifford, Scivanta’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2011, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements.  Both Messrs. LaVance and Gifford shall be paid an annual base salary of $275,000, which may be increased by the compensation committee.  Effective February 1, 2010, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to each of them to $200,000, which reduction will remain in effect until Scivanta is able to raise sufficient capital that will enable it to compensate them at the original annual base salary amount.  In addition, both Messrs. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

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

Each of Mr. LaVance and Mr. Gifford has also agreed that (a) during the term of his employment with Scivanta, and (b) for a period of three years after the termination of his employment with Scivanta, he will not recruit any employee of Scivanta or solicit, divert or take away the business or patronage of any of the clients, customers or accounts of Scivanta that were served by Scivanta while he was employed by Scivanta.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at October 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards									Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un-exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance President and Chief Executive Officer	5/14/04	200,000	(1)	—		—	$0.04	5/14/14	—	$—	—	$—
	2/5/07	500,000	(2)	—		—	$0.20	2/5/17	—	$—	—	$—
	1/1/08	66,666	(3)	33,334	(3)	—	$0.14	1/1/18	—	$—	—	$—
	1/21/09	83,333	(4)	166,667	(4)	—	$0.14	1/21/19	—	$—	—	$—
Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary	5/14/04	200,000	(1)	—		—	$0.04	5/14/14	—	$—	—	$—
	2/5/07	500,000	(2)	—		—	$0.20	2/5/17
	1/1/08	66,666	(3)	33,334	(3)	—	$0.14	1/1/18	—	$—	—	$—
	1/21/09	83,333	(4)	166,667	(4)	—	$0.14	1/21/19	—	$—	—	$—

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

(3)
On January 1, 2008, Scivanta granted a non-qualified stock option to purchase 100,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford. An aggregate of 200,000 shares of Scivanta’s common stock could be purchased pursuant to these options. Each option has a ten year term and is exercisable at $0.14 per share. The shares of common stock underlying each option vest or vested as follows: 33,333 shares vested on each of December 31, 2008 and 2009 and 33,334 shares vest on December 31, 2010. In the event of a change in control of Scivanta, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control.

(4)
On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 250,000 shares of Scivanta’s common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford. An aggregate of 500,000 shares of Scivanta’s common stock could be purchased pursuant to these options. Each option has a ten year term and is exercisable at $0.14 per share. The shares of common stock underlying each option vest or vested as follows: 83,333 shares vested on December 31, 2009; 83,333 shares vest on December 31, 2010; and 83,334 shares vest on December 31, 2011. In the event of a change in control of Scivanta, as defined in the 2007 Equity Incentive Plan, each of the options becomes fully vested as of ten days prior to the change in control.

Directors’ Compensation

The following table sets forth information concerning the compensation of the board of directors who are not Named Executive Officers for the fiscal year ended October 31, 2010.

Name	Fees Earned or Paid in Cash ($) (1)(2)	Stock Awards ($)	Option Awards ($) (3)(4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard E. Otto	$11,000	$—	$4,468	$—	$—	$—	$15,468
Lawrence M. Levy	$11,500	$—	$5,316	$—	$—	$—	$16,816
Anthony Giordano, III	$11,500	$—	$5,362	$—	$—	$—	$16,862

(1)
Effective January 1, 2008, compensation for Scivanta’s independent directors as approved by the compensation committee was as follows: (a) annual retainer of $10,000; (b) in-person daily meeting fee of $2,000; and (c) telephonic meeting fee of $500.

(2)	All of the fees earned for each director during fiscal 2010 ($34,000 in aggregate) have been accrued, and will be paid upon Scivanta receiving additional funding.

(3)
Option awards consist of warrants issued and options granted to purchase Scivanta common stock. Amounts shown do not reflect compensation actually received by the director. Instead, the amounts shown are the compensation costs we recognized in the fiscal year 2010 in accordance with ASC 718. The accounting for stock based compensation and the assumptions used to calculate the value of the warrant issuances and option grants are set forth under Note 3 “Summary of Significant Accounting Policies – Stock Based Compensation” and Note 8 “Stockholders’ Equity,” respectively, of our audited financial statements for the fiscal years ended October 31, 2010 and 2009 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

(4)
As of October 31, 2010, the aggregate number of shares of Scivanta common stock underlying warrants issued and options granted to each director were as follows: Richard E. Otto – 273,000 shares; Lawrence M. Levy – 165,000 shares; and Anthony Giordano, III – 177,000 shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 11, 2011, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Scivanta’s common stock, which is the only class of Scivanta capital stock with shares issued and outstanding, by (1) each director and nominee for director of Scivanta, (2) each of the Named Executive Officers, (3) each person or group of persons known by Scivanta to be the beneficial owner of greater than 5% of Scivanta’s outstanding common stock, and (4) all directors and executive officers of Scivanta as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Scivanta common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)(4)(5)	4,829,166	15.56%
Thomas S. Gifford (3)(5)(6)(7)	5,140,104	16.56%
Lawrence M. Levy (3)(8)	165,000	*
Anthony Giordano, III (3)(9)	177,000	*
Richard E. Otto (3)(10)	273,000	*
CMD Investment Group, LLC(11)(12)	5,000,000	15.35%
Richard S. Rimer (13)	2,731,948	9.09%
All directors and executive officers as a group (4)(5)(7)(8)(9)(10)	10,273,332	31.50%

*	Represents less than 1% of the issued and outstanding shares of Scivanta’s common stock.

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Scivanta’s common stock if he, she or it has voting or investment power with respect to such shares. This includes shares (a) subject to options and warrants exercisable within sixty days of February 11, 2011, and (b) (1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as Scivanta’s President and Chief Executive Officer.

(3)	Such person serves as a director of Scivanta and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)
Includes 766,666 shares currently available for purchase or which are available for purchase within sixty days of February 11, 2011 under the options granted by Scivanta to Mr. LaVance on February 5, 2007, January 1, 2008 and January 21, 2009. Also, includes 310,938 shares held by the LaVance Trust for Children, a trust established for the benefit of Mr. LaVance’s children. Mr. LaVance disclaims beneficial ownership of the shares held in trust.

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

(7)
Includes 766,666 shares currently available for purchase or which are available for purchase within sixty days of February 11, 2011 under the options granted by Scivanta to Mr. Gifford on February 5, 2007, January 1, 2008 and January 21, 2009. Also includes 310,938 shares held by the LaVance Trust for Children. Mr. Gifford is the trustee for the LaVance Trust for Children. Mr. Gifford disclaims beneficial ownership of the shares held in trust.

(8)
Represents the shares currently available for purchase or which are available for purchase within sixty days of February 11, 2011 under the warrant issued by Scivanta to Mr. Levy on March 15, 2007 and the options granted by Scivanta to Mr. Levy on January 1, 2008 and January 21, 2009.

(9)
Represents the shares currently available for purchase or which are available for purchase within sixty days of February 11, 2011 under the warrant issued by Scivanta to Mr. Giordano on March 15, 2007 and the options granted by Scivanta to Mr. Giordano on January 1, 2008 and January 21, 2009.

(10)
Represents the shares currently available for purchase or which are available for purchase within sixty days of February 11, 2011 under the warrants issued by Scivanta to Mr. Otto on February 5, 2007 and the options granted by Scivanta to Mr. Otto on January 1, 2008 and January 21, 2009.

(11)	CMD Investment Group maintains a mailing address at 12 Perrine Circle, Perrineville, New Jersey 08535.

(12)	Includes 2,500,000 shares currently available for purchase under the warrant issued on June 18, 2010 to CMD Investment Group.

(13)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

Stock Option Plans

Scivanta currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000. As of October 31, 2010, options to purchase 1,470,000 shares of Scivanta’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved Scivanta’s 2007 Equity Incentive Plan. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. As of October 31, 2010, options to purchase 1,067,000 shares of Scivanta’s common stock were outstanding under the 2007 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2010 on the number of shares of Scivanta’s common stock to be issued upon the exercise of outstanding options under the Equity Incentive Plans and upon the exercise of outstanding warrants issued by Scivanta as compensation outside of the Equity Incentive Plans and the number of shares of Scivanta’s common stock remaining available for future issuance under the Equity Incentive Plans.

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	2,537,000	$0.16	1,933,000
Equity compensation arrangements not approved by security holders (2)	1,296,750	$0.17	—
Total	3,833,750	$0.16	1,933,000

(1)
Scivanta currently has two equity compensation plans, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. Both of these plans are described herein and each has been approved by Scivanta’s stockholders. As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

(2)	Represents warrants to purchase common stock which were issued and outstanding as of October 31, 2010. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrants Issued to Consultants Dated October 23, 2008

On October 23, 2008, Scivanta issued warrants to purchase an aggregate of 120,000 shares of common stock to Donald D. Hickey, M.D. and Clas E. Lundgren, M.D., Ph.D. as consideration for their service as product development consultants to Scivanta. Each of the warrants has a five year term and is exercisable at $0.20 per share. As of October 31, 2010, all 120,000 shares underlying the warrants were available for purchase.

Warrant Issued to Consultant Dated April 28, 2008

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of common stock to Rivertek Medical Systems, Inc. as partial consideration for its services as a product development consultant to Scivanta. The warrant has a five year term and is exercisable at $0.13 per share. As of October 31, 2010, all 125,000 shares underlying the warrant were available for purchase.

Warrant Issued to Consultant Dated April 1, 2008

On April 1, 2008, Scivanta issued a warrant to purchase 150,000 shares of common stock to Catalyst Financial Resources LLC (“Catalyst”) as partial consideration for the services to be provided by Catalyst to Scivanta as an investor relations consultant. The warrant has a five year term. As of October 31, 2010, 75,000 shares underlying the warrant were available for purchase (37,500 exercisable at $0.20 per share and 37,500 exercisable at $0.25 per share) and 75,000 shares underlying the warrant were cancelled.

Warrants Issued to Consultants Dated November 1, 2007

On November 1, 2007, Scivanta issued warrants to purchase an aggregate of 160,000 shares of common stock to Harvey Sacks, MD, Andrew D. Shaw, MD and Paul Sierzenski, MD as partial consideration for their service as medical consultants to Scivanta. Each of the warrants has a five year term and is exercisable at $0.13 per share. As of October 31, 2010, all 160,000 shares underlying the warrants were available for purchase.

Warrants Issued to Directors Dated March 15, 2007

On March 15, 2007, Scivanta issued warrants to purchase an aggregate of 214,000 shares of common stock to Lawrence M. Levy and Anthony Giordano, III as consideration for their service as members of the Board of Directors and related committees in 2007. Each of the warrants has a five year term and is exercisable at $0.25 per share. The shares of common stock underlying the warrants vest or vested as follows: 13,500 shares vested on each of March 31, 2007, June 30, 2007 and September 30, 2007; 53,500 shares vested on December 31, 2007; 40,000 shares vested on each of December 31, 2008 and December 31, 2009; and 40,000 shares vest on December 31, 2010. In the event of a change in control of Scivanta, as defined in the warrants, the warrants become fully vested as of ten days prior to the change in control. As of October 31, 2010, 174,000 shares underlying the warrant were available for purchase and 40,000 shares underlying the warrant were unvested and were not yet available for purchase.

Warrant Issued to Director Dated February 5, 2007

On February 5, 2007, Scivanta issued a warrant to purchase 209,000 shares of common stock to Richard E. Otto as consideration for his service as a member of the board of directors and related committees of Scivanta in 2006 and 2007. The warrant has a five year term and is exercisable at $0.20 per share. The shares of common stock underlying the warrant vest or vested as follows: 100,000 shares vested immediately on February 5, 2007; 7,250 shares vested on each of March 31, 2007, June 30, 2007 and September 30, 2007; 27,250 shares vested on December 31, 2007; 20,000 shares vested on each of December 31, 2008 and December 31, 2009; and 20,000 shares vest on December 31, 2010. In the event of a change in control of Scivanta, as defined in the warrant, the warrant becomes fully vested as of ten days prior to the change in control. As of October 31, 2010, 189,000 shares underlying the warrant were available for purchase and 20,000 shares underlying the warrant were unvested and were not yet available for purchase.

Warrant Issued to Former Director Dated February 5, 2007

On February 5, 2007, Scivanta issued a warrant to purchase 100,000 shares of common stock to John A. Moore as consideration for his service as a member of the board of directors and related committees of Scivanta in 2006. The warrant has a five year term and is exercisable at $0.20 per share. As of October 31, 2010, all 100,000 shares underlying the warrant were available for purchase.

Warrant Issued to Consultant Dated January 1, 2007

On January 1, 2007, Scivanta issued a warrant to purchase 125,000 shares of common stock to the principal owner of the Investors Relations Group in connection with an investor relations and public relations consulting agreement entered into by Scivanta and the Investors Relations Group. The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012. As of October 31, 2010, 93,750 shares underlying the warrant were available for purchase and 31,250 shares underlying the warrant were cancelled.

Warrant Issued to Century Capital Dated May 14, 2004

On May 14, 2004, Scivanta issued a warrant to purchase 700,000 shares of common stock to Century Capital as partial consideration for consulting services. The warrant has a ten year term and is exercisable at $0.04 per share. As of October 31, 2010, 500,000 shares underlying the warrant had been purchased and 200,000 shares underlying the warrant were available for purchase.

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

During the fiscal year ended October 31, 2010, Scivanta was billed $73,141 pursuant to the terms of the Sublease Agreement. As of October 31, 2010, Scivanta owed Century Capital $20,000 for rent and $3,138 for expenses due under the Sublease Agreement and $11,213 for other expenses, which amounts are included in accounts payable – related party and were paid by Scivanta subsequent to October 31, 2010.

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

Audit Fees. Scivanta was billed $55,000 and $58,400 by WeiserMazars LLP (formerly Weiser LLP) for audit fees relating to Scivanta’s fiscal years ended October 31, 2010 and 2009, respectively. Audit fees incurred in each of the fiscal years ended October 31, 2010 and 2009 consisted of fees for the audit of Scivanta’s annual financial statements and review of quarterly financial statements.

Audit Related Fees. Scivanta did not incur any fees associated with audit related services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2010 and 2009. Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees. Scivanta did not incur any fees associated with tax services relating to the fiscal years ended October 31, 2010 and 2009.

All Other Fees. Scivanta did not incur any fees associated with non-audit services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2010 and 2009.

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

DATE:	SCIVANTA MEDICAL CORPORATION

February 15, 2011	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	February 15, 2011
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	February 15, 2011
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ Richard E. Otto	Director	February 15, 2011
Richard E. Otto

/s/ Lawrence M. Levy	Director	February 15, 2011
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	February 15, 2011
Anthony Giordano, III

Scivanta Medical Corporation

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”), as of October 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring operating losses, negative cash flows from operations and has a working capital deficiency. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WeiserMazars LLP
(formerly Weiser LLP)

New York, New York
February 15, 2011

Scivanta Medical Corporation
Balance Sheets

	October 31, 2010	October 31, 2009
Assets
Current assets:
Cash and cash equivalents	$81,365	$97,415
Grant receivable	112,500	—
Restricted cash – stock purchase	100,000	—
Prepaid expenses and other	16,246	10,331
Tax loss receivable	—	179,468

Total current assets	310,111	287,214

Other	—	2,527

Total assets	$310,111	$289,741
Liabilities
Current liabilities:
Accounts payable	$271,458	$269,913
Accounts payable - related party	34,351	1,783
Accrued expenses	75,324	42,181
Accrued compensation	659,620	262,417
Deposit – stock purchase	100,000	—
Notes payable	108,438	162,286
Convertible debentures	—	250,000

Total current liabilities	1,249,191	988,580

Long-term liabilities:
Convertible debentures	250,000	—

Commitments and contingencies

Stockholders’ deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 29,814,543 and 26,981,210 shares issued and outstanding, respectively	29,814	26,981
Additional paid-in capital	21,291,143	21,009,649
Accumulated deficit	(22,510,037)	(21,735,469)

Total stockholders’ deficiency	(1,189,080)	(698,839)

Total liabilities and stockholders’ deficiency	$310,111	$289,741

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations

	Years Ended October 31,
	2010	2009

Grant revenue	$112,500	$—

Operating expenses:
Research and development, net	16,112	257,288
General and administrative	899,069	1,326,802
Gain on settlement of accounts payable and accrued expenses	(49,146)	—
	866,035	1,584,090

Loss from operations	(753,535)	(1,584,090)

Other income (expense):
Interest income	—	2,941
Interest expense	(21,033)	(21,233)

Loss before income tax benefit	(774,568)	(1,602,382)

Income tax benefit	—	179,468

Net loss	$(774,568)	$(1,422,914)

Net loss per common share, basic and diluted	$(0.03)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	28,162,032	26,944,145

The accompanying notes are an integral part of these financial statements.

 Scivanta Medical Corporation
Statements of Stockholders’ Equity (Deficiency)
For the Years Ended October 31, 2010 and 2009

					Total
	Common Stock		Additional		Stockholders’
	Number	$0.001	Paid-in	Accumulated	Equity
	of Shares	Par Value	Capital	Deficit	(Deficiency)
Balance at October 31, 2008	26,852,364	$26,852	$20,853,626	$(20,312,555)	$567,923
Shares cancelled previously issued to consultants	(25,000)	(25)	25		—
Shares issued as payment of interest due on the February 1, 2007 convertible debentures	153,846	154	19,846		20,000
Stock based compensation			136,152		136,152
Net loss				(1,422,914)	(1,422,914)
Balance at October 31, 2009	26,981,210	26,981	21,009,649	(21,735,469)	(698,839)
Shares issued as payment of interest due on the February 1, 2007 convertible debentures	333,333	333	19,667		20,000
Common stock and warrants issued for cash, net of offering costs	2,500,000	2,500	213,750		216,250
Stock based compensation			48,077		48,077
Net loss				(774,568)	(774,568)
Balance at October 31, 2010	29,814,543	$29,814	$21,291,143	$(22,510,037)	$(1,189,080)

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows

	Years Ended October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(774,568)	$(1,422,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,527	5,041
Stock based compensation expense	48,077	136,152
Gain on settlement of accounts payable and accrued expenses	(49,146)	—
Changes in operating assets and liabilities:
Grant receivable	(112,500)	—
Prepaid expenses and other	21,110	52,560
Tax loss receivable	179,468	332,886
Other receivables	—	211,438
Accounts payable	48,691	43,004
Accounts payable - related party	32,568	(849)
Accrued expenses	55,143	41,360
Accrued compensation	397,203	160,417
Net cash used in operating activities	(151,427)	(440,905)
Cash flows from financing activities:
Repayment of notes payable	(80,873)	(60,324)
Proceeds from sale of common stock, net of offering costs	216,250	—
Proceeds from deposit on stock purchase	100,000	—
Restricted cash – stock purchase	(100,000)	—
Net cash provided by (used in) financing activities	135,377	(60,324)

Decrease in cash and cash equivalents	(16,050)	(501,229)
Cash and cash equivalents - beginning of period	97,415	598,644
Cash and cash equivalents - end of period	$81,365	$97,415
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,034	$1,233
Cash paid for income taxes	$750	$2,415
Noncash financing activities:
Issuance of notes payable as payment for insurance premiums	$27,025	$29,605
Issuance of 333,333 and 153,846 shares of common stock, respectively, as payment of interest due on convertible debentures	$20,000	$20,000

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Financial Statements

1.	Organization and Description of Business

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

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships. The Company is aggressively pursuing potential investors and continues to engage several placement agents to assist in this endeavor. No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing. In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern. The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and an accumulated deficit of $22,510,037 as of October 31, 2010. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations. The current economic slowdown could make financing more difficult to obtain. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and continues to engage several placement agents to assist the Company in this initiative. The Company has reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of the accrued officers’ salaries ($541,760 as of October 31, 2010) and the deferral of the payment of bonus awards for fiscal 2008 ($93,500 as of October 31, 2010, of which $82,500 is due to officers). While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its capital raising efforts. If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company. Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Although the Company regularly assesses these estimates, actual results could differ materially from these estimates. Changes in estimates are recorded in the period in which they become known. The Company based its estimates on historical experience and various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ from management’s estimates if past experience or other assumptions do not turn out to be substantially accurate. All of these estimates reflect management’s best judgment about current economic and market conditions and their effects based on information available as of the date of these financial statements. If such conditions persist longer or deteriorate further than expected, it is reasonably possible that the judgments and estimates could change.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, tax loss receivable, grant receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

The fair value of the convertible debentures and the notes payable approximate fair value since these investments are at market rates currently available to the Company.

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

Grant Revenue

Revenue from grants to support product development is recognized when costs and expenses reimburseable under the grants have been incurred and payments under the grants become contractually due.

Income Taxes

The Company accounts for income taxes under Accounting Standard Codification (“ASC”) 740, “Income Taxes” (“ASC 740”). ASC 740 requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, deferred tax assets are reduced by a valuation allowance, when in the Company’s opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant. Scivanta estimates forfeiture rates for all unvested awards when calculating the expense for the period. In estimating the forfeiture rate, Scivanta monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for both employee and non-employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

During the fiscal years ended October 31, 2010 and 2009, the Company recorded stock-based compensation expense as follows:

	Years Ended October 31,
	2010	2009
Research and development	$—	$(3,871)
General and administrative	48,077	140,023
Total	$48,077	$136,152

For the fiscal years ended October 31, 2010 and 2009, the Company recorded stock-based compensation expense related to stock options granted to employees of $48,077 and $140,023, respectively.

For the fiscal year ended October 31, 2009, the Company recorded a reduction of $3,871 to stock-based compensation expense related to warrants issued to non-employees. This reduction resulted from the variable accounting treatment associated with these warrants.

During the fiscal year ended October 31, 2009, the Company granted 625,000 stock options to its employees (estimated fair value of $62,788 at the date of grant) and granted 111,000 stock options to its directors (estimated fair value of $11,151 at the date of grant) (see Note 8).

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

For the fiscal year ended October 31, 2010, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 3,796,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the fiscal year ended October 31, 2009, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 1,496,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

Recent Accounting Pronouncements Applicable to the Company

The Company does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on the Company’s financial position or results of operations.

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

Further, pursuant to the second amendment to the License Agreement dated October 24, 2008, any milestone payments that Scivanta was required or may have been required to pay to the Licensor under the original terms of the License Agreement were eliminated in exchange for the following: (a) a one-time cash payment by Scivanta to Hickey of $158,438 due on December 31, 2009; (b) the issuance of 224,960 shares of our common stock to the Foundation on October 28, 2008; (c) the issuance of 162,500 shares of our common stock to Hickey on October 28, 2008 and (d) the issuance of 426,560 shares of our common stock to Lundgren on October 28, 2008.

Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 that was due to Hickey on December 31, 2009 was restructured as follows: (a) a cash payment of $50,000 was made to Hickey on February 28, 2010 and (b) a cash payment of $108,438 was due to Hickey on October 31, 2010. The cash payment of $108,438 due to Hickey on October 31, 2010 was restructured pursuant to an amended and restated technology license agreement dated February 14, 2011, which replaced the License Agreement (see Note 12).

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox entered into a development agreement whereby Ethox provided Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS. The development agreement had a two year term that expired on June 29, 2009. The development agreement also contained standard provisions regarding indemnification and termination. Subject to Scivanta raising additional capital, Scivanta and Ethox intend to negotiate an extension of the development agreement.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with ASG. Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS. Scivanta can terminate the agreement at any time upon written notification. For the fiscal years ended October 31, 2010 and 2009, the Company recorded $0 and $103,569, respectively, of research and development expense for services and materials provided under this development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the SCMS. The service agreement was amended and restated on February 5, 2009. Pursuant to the amended and restated service agreement, Rivertek will assist Scivanta in the development of the hardware component of the SCMS and will continue to assist in the management of the development of the software and catheter components of the SCMS. The amended and restated service agreement expired on December 31, 2010. The services rendered to Scivanta under this contract were billed on a time and material basis. Subject to Scivanta raising additional capital, Scivanta and Rivertek intend to negotiate an extension of the amended and restated services agreement. During the fiscal years ended October 31, 2010 and 2009, Scivanta recorded $0 and $110,638 respectively, of research and development expense for services and materials provided under both the service agreement and the amended and restated service agreement.

5.	Grant Receivable

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010. The entire grant is expected to approximate $244,479 over a two year period. The Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and expects to be awarded the remainder of the grant, amounting to $131,979, during its fiscal year ending October 31, 2011. The Company has recorded a grant receivable of $112,500 at October 31, 2010, which amount was paid in full to the Company subsequent to the fiscal year ended October 31, 2010. The Company has no further performance obligations to meet relating to the $112,500 award under the grant for its fiscal year ended October 31, 2010.

6.	Income Taxes

In December 2009, the Company was approved by the New Jersey Economic Development Authority (the “NJEDA”) to participate in the 2009 NJEDA Technology Business Tax Certificate Transfer Program. This program enables approved, unprofitable technology companies based in the state of New Jersey to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the state of New Jersey for at least 75% of the value of the tax benefits. On January 20, 2010, the Company received $179,468 of net proceeds ($206,782 gross proceeds less $27,314 of expenses incurred) from a third party related to the sale of approximately $2,298,000 of our unused net operating loss carryovers for the state of New Jersey. The Company used these proceeds for working capital purposes.

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	October 31, 2010		October 31, 2009
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(263,353)	34%	$(544,810)	34%
Effect of state taxes, net of federal benefit	(46,474)	6	(96,143)	6
Change in valuation allowance	299,001	(39)	430,095	(27)
Stock based compensation	54,208	(7)	54,461	(4)
Non-taxable grant	(45,000)	6	—	—
Other	1,618	—	(23,071)	2
	$—	—%	$(179,468)	11%

Significant components of the Company’s deferred tax assets as of October 31, 2010 and 2009 are shown below. In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. As of October 31, 2010 and 2009, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future. The valuation allowance increased $299,001 during the fiscal year ended October 31, 2010, attributable primarily to the Company’s belief that its net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2010	2009

Net operating loss	$5,832,681	$5,401,962
Write-down of impaired assets	—	77,883
Depreciation and amortization	7,245	60,691
License costs	174,032	188,547
Stock based compensation	192,241	173,039
Other	—	5,076
Total gross deferred tax assets	6,206,199	5,907,198
Valuation allowance	(6,206,199)	(5,907,198)
Net deferred tax assets	$—	$—

As of October 31, 2010, the Company had federal and state operating losses of approximately $17,032,000 and $3,607,000, respectively. The federal operating losses begin to expire in the year 2022 through 2030 and the state operating losses begin to expire in the year 2015 through 2017.

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

The Company’s fiscal 2007, 2008 and 2009 federal and state income tax returns are open for examination.

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

During the fiscal year ended October 31, 2010, the Company was billed $73,141 pursuant to the terms of the Sublease Agreement. As of October 31, 2010, the Company owed Century Capital $20,000 for rent and $3,138 for expenses due under the Sublease Agreement and $11,213 for other expenses, which amounts are included in accounts payable – related party and were paid by the Company subsequent to October 31, 2010. During the fiscal year ended October 31, 2009, the Company was billed $70,679 pursuant to the terms of the Sublease Agreement.

8.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000. As of October 31, 2010, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company. The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. As of October 31, 2010, options to purchase 1,067,000 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,933,000 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

Stock option awards under the Equity Incentive Plans were granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company’s common stock on the date of grant. Stock options granted and outstanding include only non-qualified options and vest over a period of up to five years and have a maximum term of ten years from the date of grant.

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the fiscal years ended October 31, 2010 and 2009 were as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,801,000	$0.16	$52,340
Granted during the period	736,000	$0.14
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at October 31, 2009	2,537,000	$0.16	$1,750
Granted during the period	—	—
Exercised during the period	—	—
Terminated during the period	—	—
Outstanding at October 31, 2010	2,537,000	$0.16	$350
Exercisable at October 31, 2010	2,036,996	$0.16	$350
Exercisable at October 31, 2009	1,658,248	$0.16	$1,750

No stock options were granted during the fiscal year ended October 31, 2010. The fair value of the stock options granted during the fiscal year ended October 31, 2009 was determined using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rates	1.60%
Expected life (in years)	5.0
Expected volatility	93.86%
Dividend yield	0.00%

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

Information with respect to outstanding options and options exercisable as of October 31, 2010 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	4.2	$0.02	35,000	$0.02	4.2
$0.08	335,000	3.8	$0.08	335,000	$0.08	3.8
$0.14	1,067,000	7.0	$0.14	566,996	$0.14	7.0
$0.20	1,100,000	6.3	$0.20	1,100,000	$0.20	6.3
	2,537,000	6.2	$0.16	2,036,996	$0.16	6.0

A summary of the nonvested shares subject to options granted under the Equity Incentive Plans as of October 31, 2010 and 2009 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	723,917	$0.14
Granted during the period	736,000	$0.10
Vested during the period	(581,165)	$0.15
Terminated during the period	—	—
Nonvested at October 31, 2009	878,752	$0.10
Granted during the period	—	—
Vested during the period	(378,748)	$0.11
Terminated during the period	—	—
Nonvested at October 31, 2010	500,004	$0.09

As of October 31, 2010, there was $26,457 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of four months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the fiscal years ended October 31, 2010 and 2009 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2008	1,838,350	$0.14	$109,574
Issued during the period	—	—
Exercised during the period	—	—
Terminated during the period	(341,600)	$0.10
Outstanding at October 31, 2009	1,496,750	$0.15	$14,000
Issued during the period	2,500,000	$0.10
Exercised during the period	—	—
Terminated during the period	(200,000)	$0.03
Outstanding at October 31, 2010	3,796,750	$0.13	$—
Exercisable at October 31, 2010	3,736,750	$0.12	$—
Exercisable at October 31, 2009	1,376,750	$0.15	$14,000

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company’s common stock on the date of issuance. Warrants issued may vest over a period of up to five years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at October 31, 2010 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.04	200,000	3.5	$0.04	200,000	$0.04	3.5
$0.10 - 0.13	2,785,000	1.7	$0.10	2,785,000	$0.10	1.7
$0.20 - 0.25	811,750	1.6	$0.22	751,750	$0.22	1.7
	3,796,750	1.8	$0.13	3,736,750	$0.12	1.8

A summary of the nonvested shares subject to warrants as of October 31, 2010 and 2009 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2008	349,498	$0.14
Issued during the period	—	—
Vested during the period	(154,498)	$0.13
Terminated during the period	(75,000)	$0.03
Nonvested at October 31, 2009	120,000	$0.22
Issued during the period	2,500,000	$0.01
Vested during the period	(2,560,000)	$0.02
Terminated during the period	—	—
Nonvested at October 31, 2010	60,000	$0.22

As of October 31, 2010, there was $2,217 of total unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants. That cost is expected to be recognized over a weighted average period of two months.

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

Stock Purchase Deposit

As of October 31, 2010, the Company received $100,000 related to potential stock purchases from investors who have elected to participate in the Company’s on-going private placement of common stock units. These potential stock purchases, in the aggregate, consist of 1,000,000 shares of the Company’s common stock and warrants to purchase 1,000,000 shares of the Company’s common stock. The warrants have a two year term, are exercisable at $0.10 per share and will be fully vested at the date of issuance. The Company intends to close on these potential stock purchases when funding for the private placement, on a cumulative basis, reaches $1,500,000 of gross proceeds ($250,000 was closed on June 18, 2010), otherwise the proceeds will be returned by the Company to the potential investors. As of October 31, 2010, the $100,000 has been recorded as restricted cash – stock purchase with a corresponding liability of $100,000 as deposit - stock purchase.

9.	Convertible Debentures

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

Up to 50% of the aggregate principal amount of the February 2007 Debentures is convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share. The remaining 50% of the aggregate principal amount of the February 2007 Debentures is convertible at the option of the holders at a conversion price of $0.30 per share. The fair value of the Company’s common stock as of February 1, 2007 was $0.20 per share. An aggregate amount of 1,041,667 shares of common stock can be issued pursuant to the February 2007 Debentures. The February 2007 Debentures contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures. The Company has determined that the value attributable to the demand registration rights is de minimis.

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

For each of the fiscal years ended October 31, 2010 and 2009, the Company recorded a total of $20,000 of interest expense related to the February 2007 Debentures. As of October 31, 2010, $15,000 of interest due on the February 2007 Debentures was accrued.

10.	Notes Payable

Note Payable – Hickey

Pursuant to the second amendment to the License Agreement dated October 24, 2008, the Company was required to make a one-time cash payment to Hickey of $158,438. This payment was due on December 31, 2009. Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 was restructured as follows: (a) a cash payment of $50,000 was made to Hickey on February 28, 2010 and (b) a cash payment of $108,438 was due to Hickey on October 31, 2010. The cash payment of $108,438 due to Hickey on October 31, 2010 was restructured pursuant to an amended and restated technology license agreement dated February 14, 2011 (see Note 12).

Notes Payable – Insurance

On January 9, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”). Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $24,706, which amount would accrue interest at a rate of 10.93% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. For the fiscal year ended October 31, 2009, the Company recorded $1,138 of interest expense related to this finance agreement. As of October 31, 2009, the principal balance related to this finance agreement had been paid in full by the Company.

On July 29, 2009, the Company entered into a finance agreement with AICCO. Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $4,899, which amount would accrue interest at a rate of 12.24% per annum, in order to partially fund the payment of the premium of the Company’s workers compensation and general liability insurance. For the fiscal years ended October 31, 2010 and 2009, the Company recorded $167 and $95 respectively, of interest expense related to this finance agreement. As of October 31, 2010, the principal balance related to this finance agreement had been paid in full by the Company.

On January 13, 2010, the Company entered into a finance agreement with AICCO. Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $27,025, which amount would accrue interest at a rate of 9.5% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. For the fiscal year ended October 31, 2010, the Company recorded $867 of interest expense related to this finance agreement. As of October 31, 2010, the principal balance related to this finance agreement had been paid in full by the Company.

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

As of October 31, 2010, the Company had accrued $624,170 of compensation payments related to the Employment Agreements. Of this amount, $541,670 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

12.	Subsequent Events

Management has evaluated subsequent events from the fiscal year ended October 31, 2010 through the date the Company’s financial statements were issued.

Issuance of Common Stock and Warrants to Purchase Common Stock

On February 9, 2011, the Company closed on a private placement of a common stock unit that consisted of 250,000 shares of the Company’s common stock and warrants to purchase 250,000 shares of the Company’s common stock. The gross proceeds received in connection with this private placement were $25,000. The warrants have a two year term, are exercisable at $0.10 per share and were fully vested at the date of issuance.

Amended and Restated SCMS License Agreement

On February 14, 2011, Scivanta entered into an Amended and Restated technology license agreement (the “Amended and Restated License Agreement”) with Licensor. The Amended and Restated License Agreement replaced the License Agreement.

Pursuant to the Amended and Restated License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The term of the License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

As required by the License Agreement, Scivanta was obligated to pay Hickey $108,438 on October 31, 2010. Pursuant to the Amended and Restated License Agreement, the $108,438 payment due to Hickey was restructured. The Company is now required to pay Hickey $135,000 as follows: (a) a cash payment of $30,000 is due to Hickey on or before April 30, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

Pursuant to the Amended and Restated License Agreement, Scivanta is required to pay the Licensor a royalty of 5% on annual net sales, as defined in the Amended and Restated License Agreement, subject to certain reductions as detailed in the Amended and Restated License Agreement. Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. The Company is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the Amended and Restated License Agreement, received by the Company in connection with the Company’s sublicense of the rights granted to the Company under the Amended and Restated License Agreement.

The Amended and Restated License Agreement also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions. Further, the Amended and Restated License Agreement contains standard provisions regarding indemnification, termination and patent prosecution.

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

10.8
Amended and Restated Technology License Agreement between the Registrant and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011.

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

10.17*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit No.	Description of Exhibit

10.18*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.19*
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

10.25*
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

Exhibit No.	Description of Exhibit

10.26*
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

21.1	Subsidiaries of the Registrant

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Constitutes a management contract.