Form 10-Q
period 2011-01-31
SCIVANTA MEDICAL CORP
filed 2011-03-22
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

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

As of March 18, 2011, there were 30,064,543 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Our balance sheet as of January 31, 2011 and the related statements of operations and cash flows for the three months ended January 31, 2011 and 2010 included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this annual report on Form 10-K for the fiscal year ended October 31, 2010 of the Registrant.

The results of operations for the three months ended January 31, 2011 and 2010, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets

	January 31, 2011 (Unaudited)	October 31, 2010
Assets
Current assets:
Cash and cash equivalents	$92,089	$81,365
Grant receivable	--	112,500
Restricted cash – stock purchase	50,000	100,000
Prepaid expenses	21,198	16,246

Total current assets	$163,287	$310,111

Liabilities
Current liabilities:
Accounts payable	$259,202	$271,458
Accounts payable - related party	13,621	34,351
Accrued expenses	90,325	75,324
Accrued compensation	755,935	659,620
Deposit – stock purchase	50,000	100,000
Notes payable	122,594	108,438
Convertible debentures	250,000	--

Total current liabilities	1,541,677	1,249,191

Long-term liabilities:
Convertible debentures	--	250,000

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 29,814,543 shares issued and outstanding	29,814	29,814
Additional paid-in capital	21,299,620	21,291,143
Accumulated deficit	(22,707,824)	(22,510,037)

Total stockholders' deficiency	(1,378,390)	(1,189,080)

Total liabilities and stockholders' deficiency	$163,287	$310,111

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2011	2010

Grant revenue	$--	$--

Operating expenses:
Research and development	7,705	9,037
General and administrative	184,962	293,794

Loss from operations	(192,667)	(302,831)

Interest expense	(5,120)	(5,101)

Net loss	$(197,787)	$(307,932)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	29,814,543	26,981,210

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(197,787)	$(307,932)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	--	1,027
Stock based compensation expense	8,477	17,977
Changes in operating assets and liabilities:
Grant receivable	112,500	--
Prepaid expenses	10,915	3,047
Tax loss receivable	--	179,468
Accounts payable	(12,256)	(15,393)
Accounts payable - related party	(20,730)	163
Accrued expenses	15,001	14,899
Accrued compensation	96,315	135,083
Net cash provided by operating activities	12,435	28,339

Cash flows from financing activities:
Repayment of notes payable	(1,711)	(1,615)
Refund of proceeds from deposit on stock purchase	(50,000)	--
Restricted cash – stock purchase	50,000	--
Net cash used in financing activities	(1,711)	(1,615)

Increase in cash and cash equivalents	10,724	26,724
Cash and cash equivalents - beginning of period	81,365	97,415
Cash and cash equivalents - end of period	$92,089	$124,139

Supplemental disclosure of cash flow information:
Cash paid for interest	$120	$102

Noncash financing activity:
Issuance of note payable as payment for insurance premium	$15,867	$27,025
The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

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

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company is actively pursuing potential investors and continues to engage several placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations (excluding the grant receivable), has a working capital deficiency and an accumulated deficit of $22,707,824 as of January 31, 2011.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and continues to engage several placement agents to assist the Company in this initiative.  The Company has reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of the accrued officers’ salaries ($641,672 as of January 31, 2011) and the deferral of the payment of bonus awards for fiscal 2008 ($87,500 as of January 31, 2011, of which $82,500 is due to officers).  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its capital raising efforts.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Pursuant to the fourth amendment to the License Agreement, the payment of $158,438 that was due to Hickey on December 31, 2009 was restructured as follows:  (a) a cash payment of $50,000 was made to Hickey on February 28, 2010 and (b) a cash payment of $108,438 was due to Hickey on October 31, 2010.  The cash payment of $108,438 due to Hickey on October 31, 2010 was increased and restructured pursuant to an amended and restated technology license agreement dated February 14, 2011, which replaced the License Agreement, as discussed below.

Amended and Restated SCMS License Agreement

On February 14, 2011, the Company entered into an Amended and Restated technology license agreement (the “Amended and Restated License Agreement”) with Licensor.  The Amended and Restated License Agreement replaced the License Agreement.

Pursuant to the Amended and Restated License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The term of the Amended and Restated License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

Scivanta was obligated to pay Hickey $108,438 on October 31, 2010 under the License Agreement.  Pursuant to the Amended and Restated License Agreement, the $108,438 payment due to Hickey was increased by $26,562 and the payment terms were restructured.  The Company is now required to pay Hickey $135,000 as follows:  (a) a cash payment of $30,000 is due to Hickey on or before April 30, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

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

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox International, Inc. (“Ethox”) entered into a development agreement whereby Ethox provided Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  The development agreement had a two year term that expired on June 29, 2009.  The development agreement also contained standard provisions regarding indemnification and termination.  Subject to Scivanta raising additional capital, Scivanta and Ethox intend to negotiate an extension of the development agreement.  During the three months ended January 31, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this agreement.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with Applied Sciences Group, Inc. (“ASG”).  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the agreement at any time upon written notification.  During the three months ended January 31, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the SCMS.  The service agreement was amended and restated on February 5, 2009.  Pursuant to the amended and restated service agreement, Rivertek assisted Scivanta in the development of the hardware component of the SCMS and assisted in the management of the development of the software and catheter components of the SCMS.  The amended and restated service agreement expired on December 31, 2010.  The services rendered to Scivanta under this contract were billed on a time and material basis.  Subject to Scivanta raising additional capital, Scivanta and Rivertek intend to negotiate an extension of the amended and restated services agreement.  During the three months ended January 31, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this agreement.

4.	Grant Receivable

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant is expected to approximate $244,479 over a two year period.  The Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and expects to be awarded the remainder of the grant, amounting to $131,979, during its fiscal year ending October 31, 2011.  The Company recorded a grant receivable of $112,500 at October 31, 2010, which amount was received by the Company during the three months ended January 31, 2011.  The Company has no further performance obligations to meet relating to the $112,500 award.

5.	Related Party Transactions

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

During the three months ended January 31, 2011, the Company was billed $18,896 pursuant to the terms of the sublease agreement.  As of January 31, 2011, the Company owed Century Capital $10,000 for rent and $1,907 for expenses due under the sublease agreement and $1,714 for other expenses, which amounts are included in accounts payable – related party.  During the three months ended January 31, 2010, the Company was billed $21,164 pursuant to the terms of the sublease agreement.

6.	Notes Payable

Note Payable – Hickey

Pursuant to the fourth amendment to the License Agreement, the Company was required to make a cash payment of $108,438 to Hickey on October 31, 2010.  This cash payment was increased and restructured pursuant to the Amended and Restated License Agreement dated February 14, 2011 (see Note 3).  As of January 31, 2011 and October 31, 2010, the Company recorded the $108,438 due to Hickey as a note payable.

Note Payable – Insurance

On January 3, 2011, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”).  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount would accrue interest at a rate of 9.05% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $1,830, including interest, with the first payment due on January 31, 2011.  For the three months ended January 31, 2011, the Company recorded a total of $120 of interest expense related to this finance agreement.  As of January 31, 2011, the outstanding principal balance related to this finance agreement was $14,156.

7.	Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”).  The gross proceeds received in connection with this private placement were $250,000.  The February 2007 Debentures originally had a three year term, maturing on January 31, 2010.  In January 2010, the holders agreed to amend the February 2007 Debentures.  Pursuant to this amendment, the holders agreed to a new maturity date of January 31, 2012, extending the term of the February 2007 Debentures an additional two years.  The February 2007 Debentures bear interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

Up to 50% of the aggregate principal amount of the February 2007 Debentures is convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share.  The remaining 50% of the aggregate principal amount of the February 2007 Debentures is convertible at the option of the holders at a conversion price of $0.30 per share.  The fair value of the Company’s common stock as of February 1, 2007 was $0.20 per share.  An aggregate amount of 1,041,667 shares of common stock can be issued pursuant to the February 2007 Debentures.  The February 2007 Debentures also contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures.  The Company has determined that the value attributable to the demand registration rights is de minimis.

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

For each of the three months ended January 31, 2011 and 2010, the Company recorded a total of $5,000 of interest expense related to the February 2007 Debentures.  As of January 31, 2011, $20,000 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.  The Company expects to settle this interest obligation through the issuance of shares of the Company’s common stock or the payment of cash or a combination thereof.

8.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”).  The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”

During the three months ended January 31, 2011 and 2010, the Company recorded employee stock-based compensation expense as follows:

	Three Months Ended January 31,
	2011	2010
Research and development	$--	$--
General and administrative	8,477	17,977
Total	$8,477	$17,977

9.	Net Loss Per Common Share

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

For the three months ended January 31, 2011, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 3,796,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three months ended January 31, 2010, diluted net loss per share did not include the effect of 2,537,000 shares of common stock issuable upon the exercise of outstanding options, 1,496,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

10.	Income Taxes

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

11.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of January 31, 2011, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of January 31, 2011, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the three months ended January 31, 2011 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2010	2,537,000	$0.16	$350
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(41,668)	$0.14
Outstanding at January 31, 2011	2,495,332	$0.16	$350
Exercisable at January 31, 2011	2,328,664	$0.16	$350
Exercisable at October 31, 2010	2,036,996	$0.16	$350

Information with respect to outstanding options and options exercisable as of January 31, 2011 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	$0.02	3.9	35,000	$0.02	3.9
$0.08	335,000	$0.08	3.6	335,000	$0.08	3.6
$0.14	1,025,332	$0.14	6.7	858,664	$0.14	6.5
$0.20	1,100,000	$0.20	6.0	1,100,000	$0.20	6.0
	2,495,332	$0.16	5.9	2,328,664	$0.16	5.8

A summary of the nonvested shares subject to options granted under the Equity Incentive Plans as of January 31, 2011 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2010	500,004	$0.09
Granted during the period	--	--
Vested during the period	(291,668)	$0.09
Terminated during the period	(41,668)	$0.10
Nonvested at January 31, 2011	166,668	$0.10

As of January 31, 2011, there was $16,238 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of eleven months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the three months ended January 31, 2011 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2010	3,796,750	$0.13	$--
Issued during the period	--	--
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at January 31, 2011	3,796,750	$0.13	$--
Exercisable at January 31, 2011	3,796,750	$0.13	$--
Exercisable at October 31, 2010	3,736,750	$0.12	$--

Information with respect to outstanding warrants and warrants exercisable at January 31, 2011 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.04	200,000	$0.04	3.3	200,000	$0.04	3.3
$0.10 - 0.13	2,785,000	$0.10	1.5	2,785,000	$0.10	1.5
$0.20 - 0.25	811,750	$0.22	1.4	811,750	$0.22	1.4
	3,796,750	$0.13	1.5	3,796,750	$0.13	1.5

A summary of the nonvested shares subject to warrants as of January 31, 2011 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2010	60,000	$0.22
Issued during the period	--	--
Vested during the period	(60,000)	$0.22
Terminated during the period	--	--
Nonvested at January 31, 2011	--	--

Stock Purchase Deposit

During the fiscal year ended October 31, 2010, the Company received $100,000 related to potential stock purchases from investors who had elected to participate in the Company’s on-going private placement of common stock units.  During the three months ended January 31, 2011, the Company returned $50,000 to an investor who decided not to participate in the private placement.  The remaining $50,000 potential stock purchase consists of 500,000 shares of the Company’s common stock and a warrant to purchase 500,000 shares of the Company’s common stock.  The warrant has a two year term, is exercisable at $0.10 per share and will be fully vested at the date of issuance.  The Company intends to close on this potential stock purchase when funding for the private placement, on a cumulative basis, reaches $1,500,000 of gross proceeds ($250,000 was closed on June 18, 2010), otherwise the proceeds will be returned by the Company to the potential investor.  As of January 31, 2011, the $50,000 has been recorded as restricted cash - stock purchase with a corresponding liability of $50,000 as deposit - stock purchase.

12.	Commitments and Contingencies

Executive Employment Agreements

On January 1, 2008, the Company entered into an executive employment agreement with each of David R. LaVance, the Company’s President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and ended on December 31, 2010, but could be renewed for successive one year periods unless terminated as provided in the Employment Agreements.  The term of each of the Employment Agreements was renewed for one year ending on December 31, 2011.  Both Messrs. LaVance and Gifford shall be paid an annual base salary of $275,000, which may be increased by the compensation committee of the Company’s board of directors.  Effective February 1, 2010, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to each of them to $200,000, which reduction will remain in effect until the Company is able to raise sufficient capital that will enable the Company to compensate them at the original annual base salary amount.  In addition, both Messrs. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

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

As of January 31, 2011, the Company had accrued $724,172 of compensation payments related to the Employment Agreements.  Of this amount, $641,672 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

13.	Subsequent Event

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

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS by the end of January 2012, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of sales in the United States.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010.  There have been no material changes to the critical accounting policies.

Results of Operations

Research and Development.  For the three months ended January 31, 2011, research and development expenses were $7,705, as compared to $9,037 for the three months ended January 31, 2010.  The $1,332, or 15%, decrease in research and development expense for the three months ended January 31, 2011 was due to a decrease in patent costs.

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

General and Administrative.  For the three months ended January 31, 2011, general and administrative expenses were $184,962, as compared to $293,794 for the three months ended January 31, 2010.  The $108,832, or 37%, decrease in general and administrative expenses for the three months ended January 31, 2011 was primarily due to a $94,227 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $9,500 decrease in stock based compensation expense primarily related to stock options granted to employees and directors and a $5,087 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities.

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

Interest Expense.  During the three months ended January 31, 2011 and 2010, we incurred interest expense of $5,120 and $5,101, respectively, related to the February 2007 Debentures and the notes payable related to insurance premiums.

Net Loss.  For the three months ended January 31, 2011, Scivanta had a net loss of $197,787, or $0.01 per share (basic and diluted), as compared to a net loss of $307,932, or $0.01 per share (basic and diluted), for the three months ended January 31, 2010.  The decrease in the net loss was primarily attributable to a $108,832 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2011, Scivanta had working capital deficiency of $1,378,390 and cash and cash equivalents on hand of $92,089.  The $10,724 increase in cash on hand from October 31, 2010 was primarily due to the receipt of $112,500 of gross proceeds for the QTDP grant, offset by our continuing operating expenses

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock, the sale of our state of New Jersey tax losses and proceeds received from the QTDP grant.

On November 26, 2010 and January 31, 2011, we received $50,000 and $62,500, respectively, of proceeds related to the QTDP grant.  On February 9, 2011, we received $25,000 of gross proceeds from the private placement of a common stock unit.

As of March 18, 2011, our cash position was approximately $98,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q.  We have reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of accrued officers’ salaries ($641,672 as of January 31, 2011) and the deferral of the payment of bonus awards for fiscal 2008 ($87,500 as of January 31, 2011, of which $82,500 is due to officers).  We are exploring strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the fiscal year ended October 31, 2010, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.  We believe that our focus should be on obtaining additional capital through the private placement of our securities.  We are actively pursuing potential equity and/or debt investors and have engaged several placement agents to assist us in this initiative.  In addition, we have reduced and deferred the payment of operating expenses.  While we are actively pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts. If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of Scivanta.  Any additional equity financing may result in substantial dilution to our stockholders.

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

DATE:	SCIVANTA MEDICAL CORPORATION

March 22, 2011	By:	/s/ David R. LaVance
David R. LaVance President and Chief Executive Officer

March 22, 2011	By:	/s/ Thomas S. Gifford
Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No	Description of Exhibit

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

Exhibit No	Description of Exhibit

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

10.8
Amended and Restated Technology License Agreement between the Registrant and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

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

Exhibit No	Description of Exhibit

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

10.17
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit No	Description of Exhibit

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

10.25
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

Exhibit No	Description of Exhibit

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