Form 10-Q
period 2011-04-30
SCIVANTA MEDICAL CORP
filed 2011-06-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

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

As of June 10, 2011, there were 30,564,543 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

SCIVANTA MEDICAL CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report on Form 10-Q and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are economic conditions generally, and in the industries in which the registrant may participate; competition within the Registrant’s chosen industries, including competition from much larger competitors; technological advances; available capital; regulatory approvals; and failure by the Registrant to successfully acquire, develop or market products and form new business relationships.

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

PART I.  FINANCIAL INFORMATION

Item 1.               Financial Statements

Our balance sheet as of April 30, 2011 and the related statements of operations and cash flows for the three and six months ended April 30, 2011 and 2010 included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2010.

The results of operations for the three and six months ended April 30, 2011 and 2010, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	April 30, 2011	October 31, 2010
Assets
Current assets:
Cash and cash equivalents	$74,148	$81,365
Grant receivable	--	112,500
Restricted cash – stock purchase	--	100,000
Prepaid expenses	15,232	16,246

Total current assets	$89,380	$310,111

Liabilities
Current liabilities:
Accounts payable	$302,600	$271,458
Accounts payable - related party	22,003	34,351
Accrued expenses	73,199	75,324
Accrued compensation	858,097	659,620
Deposit – stock purchase	--	100,000
Notes payable	40,696	108,438
Convertible debentures	250,000	--

Total current liabilities	1,546,595	1,249,191

Long-term liabilities:
Note payable	105,000	--
Convertible debentures	--	250,000

Total long-term liabilities	105,000	250,000

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 30,064,543 and 29,814,543 shares issued and outstanding, respectively	30,064	29,814
Additional paid-in capital	21,325,579	21,291,143
Accumulated deficit	(22,917,858)	(22,510,037)

Total stockholders' deficiency	(1,562,215)	(1,189,080)

Total liabilities and stockholders' deficiency	$89,380	$310,111

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010

Grant revenue	$--	$--	$--	$--

Operating expenses (income):
Research and development	26,646	2,340	34,351	11,377
General and administrative	178,188	224,084	363,150	517,878
Gain on write-off of accounts payable and accrued expense	--	(24,000)	--	(24,000)

Loss from operations	(204,834)	(202,424)	(397,501)	(505,255)

Interest expense	(5,200)	(5,625)	(10,320)	(10,726)

Net loss	$(210,034)	$(208,049)	$(407,821)	$(515,981)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	30,042,071	27,314,543	29,926,421	27,145,114
The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(407,821)	$(515,981)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	-	1,527
Stock based compensation expense	12,561	27,965
Gain on settlement of accounts payable and accrued expenses	-	(24,000)
License fees	26,562	-
Changes in operating assets and liabilities:
Grant receivable	112,500	-
Prepaid expenses	16,881	13,173
Tax loss receivable	-	179,468
Accounts payable	31,142	37,506
Accounts payable - related party	(12,348)	14,654
Accrued expenses	(2,125)	2,544
Accrued compensation	198,477	236,383
Net cash used in operating activities	(24,171)	(26,761)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	22,125	-
Repayment of notes payable	(5,171)	(62,079)
Refund of proceeds from deposit on stock purchase	(100,000)	-
Restricted cash – stock purchase	100,000	-
Net cash provided by (used in) financing activities	16,954	(62,079)

Decrease in cash and cash equivalents	(7,217)	(88,840)
Cash and cash equivalents - beginning of period	81,365	97,415
Cash and cash equivalents - end of period	$74,148	$8,575

Supplemental disclosure of cash flow information:
Cash paid for interest	$320	$726
Cash paid for income taxes	$-	$750

Noncash financing activities:
Issuance of note payable as payment for insurance premium	$15,867	$27,025
Issuance of 333,333 shares of common stock as payment for interest due on convertible debentures	$-	$20,000
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

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company is actively pursuing other potential investors and continues to engage placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.  Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and has an accumulated deficit of $22,917,858 as of April 30, 2011.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and continues to engage several placement agents to assist the Company in this initiative. The Company has reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of the accrued officers’ salaries ($741,674 as of April 30, 2011) and the deferral of the payment of bonus awards for fiscal 2008 ($87,500 as of April 30, 2011, of which $82,500 is due to officers). While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its capital raising efforts.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company. Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Scivanta was obligated to pay Hickey $108,438 on October 31, 2010 under the License Agreement.  Pursuant to the Amended and Restated License Agreement, the Company agreed to pay Hickey an additional $26,562 as consideration for the extension of timeframes relating to the completion of certain performance based milestones as required by the License Agreement.  The Company is now required to pay Hickey an aggregate of $135,000 as follows:  (a) a cash payment of $30,000 was due to Hickey on April 30, 2011 (amount was paid in full on June 3, 2011) and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

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

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox International, Inc. (“Ethox”) entered into a development agreement whereby Ethox provided Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  The development agreement had a two year term that expired on June 29, 2009.  The development agreement also contained standard provisions regarding indemnification and termination.  Subject to Scivanta raising additional capital, Scivanta and Ethox intend to negotiate an extension of the development agreement.  During the three and six months ended April 30, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this agreement.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with Applied Sciences Group, Inc. (“ASG”).  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the agreement at any time upon written notification.  During the three and six months ended April 30, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the SCMS. The service agreement was amended and restated on February 5, 2009.  Pursuant to the amended and restated service agreement, Rivertek assisted Scivanta in the development of the hardware component of the SCMS and assisted in the management of the development of the software and catheter components of the SCMS. The amended and restated service agreement expired on December 31, 2010.  The services rendered to Scivanta under this contract were billed on a time and material basis. Subject to Scivanta raising additional capital, Scivanta and Rivertek intend to negotiate an extension of the amended and restated services agreement. During the three and six months ended April 30, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this agreement.

4.  Grant Receivable

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010. The entire grant is expected to approximate $244,479 over a two year period. The Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and expects to be awarded the remainder of the grant, amounting to $131,979, during its fiscal year ending October 31, 2011. The Company recorded a grant receivable of $112,500 at October 31, 2010, which amount was received by the Company in full subsequent to October 31, 2010.  The Company has no further performance obligations to meet relating to the $112,500 award.

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

During the three and six months ended April 30, 2011, the Company was billed $17,012 and $35,908, respectively, pursuant to the terms of the sublease agreement.  As of April 30, 2011, the Company owed Century Capital $20,000 for rent and $2,003 for other expenses, which amounts are included in accounts payable – related party.  During the three and six months ended April 30, 2010, the Company was billed $17,939 and $39,103, respectively, pursuant to the terms of the sublease agreement.

6.  Notes Payable

Note Payable – Hickey

Pursuant to the fourth amendment to the License Agreement, the Company was required to make a cash payment of $108,438 to Hickey on October 31, 2010.  Pursuant to the Amended and Restated License Agreement dated February 14, 2011 (see Note 3), the Company agreed to pay Hickey an additional $26,562 as consideration for the extension of timeframes relating to the completion of certain performance based milestones as required by the License Agreement.  The Company recorded this additional consideration as a component of research and development expense.  The Company is now required to pay Hickey an aggregate of $135,000 as follows:  (a) a cash payment of $30,000 was due to Hickey on April 30, 2011 (which amount was paid in full on June 3, 2011) and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.  As of April 30, 2011 and October 31, 2010, the Company recorded the amounts due to Hickey of $135,000 and $108,438, respectively, as a note payable.

Note Payable – Insurance

On January 3, 2011, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”). Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount would accrue interest at a rate of 9.05% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The finance agreement requires the Company to make nine monthly payments of $1,830, including interest, with the first payment due on January 31, 2011. For the three and six months ended April 30, 2011, the Company recorded a total of $200 and $320, respectively, of interest expense related to this finance agreement.  As of April 30, 2011, the outstanding principal balance related to this finance agreement was $10,696.

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

For the three and six months ended April 30, 2011, the Company recorded a total of $5,000 and $10,000, respectively, of interest expense related to the February 2007 Debentures. As of April 30, 2011, $25,000 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense. On June 7, 2011, the Company issued 500,000 shares of its common stock as payment of $20,000 of interest due for the period February 1, 2010 through January 31, 2011 (see Note 12).

8.  Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”). The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”

During the three and six months ended April 30, 2011 and 2010, the Company recorded employee stock-based compensation expense as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
Research and development	$--	$--	$--	$--
General and administrative	4,084	9,988	12,561	27,965
Total	$4,084	$9,988	$12,561	$27,965

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

For the three and six months ended April 30, 2011, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 4,046,750 shares of common stock issuable upon the exercise of outstanding warrants and 1,041,677 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

10.   Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of April 30, 2011, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of April 30, 2011, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the six months ended April 30, 2011 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2010	2,537,000	$0.16	$350
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(41,668)	$0.14
Outstanding at April 30, 2011	2,495,332	$0.16	$350
Exercisable at April 30, 2011	2,328,664	$0.16	$350
Exercisable at October 31, 2010	2,036,996	$0.16	$350

Information with respect to outstanding options and options exercisable as of April 30, 2011 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	$0.02	3.7	35,000	$0.02	3.7
$0.08	335,000	$0.08	3.3	335,000	$0.08	3.3
$0.14	1,025,332	$0.14	6.4	858,664	$0.14	6.2
$0.20	1,100,000	$0.20	5.8	1,100,000	$0.20	5.8
	2,495,332	$0.16	5.7	2,328,664	$0.16	5.5

A summary of the nonvested shares subject to options granted under the Equity Incentive Plans as of April 30, 2011 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2010	500,004	$0.09
Granted during the period	--	--
Vested during the period	(291,668)	$0.09
Terminated during the period	(41,668)	$0.10
Nonvested at April 30, 2011	166,668	$0.10

As of April 30, 2011, there was $12,154 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Equity Incentive Plans. That cost is expected to be recognized over a weighted average period of eight months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the six months ended April 30, 2011 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2010	3,796,750	$0.13	$--
Issued during the period	250,000	$0.10
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at April 30, 2011	4,046,750	$0.12	$--
Exercisable at April 30, 2011	4,046,750	$0.12	$--
Exercisable at October 31, 2010	3,736,750	$0.12	$--

Information with respect to outstanding warrants and warrants exercisable at April 30, 2011 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.04	200,000	$0.04	3.0	200,000	$0.04	3.0
$0.10 - 0.13	3,035,000	$0.10	1.3	3,035,000	$0.10	1.3
$0.20 - 0.25	811,750	$0.22	1.1	811,750	$0.22	1.1
	4,046,750	$0.12	1.3	4,046,750	$0.11	1.3

A summary of the nonvested shares subject to warrants as of April 30, 2011 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2010	60,000	$0.22
Issued during the period	--	--
Vested during the period	(60,000)	$0.22
Terminated during the period	--	--
Nonvested at April 30, 2011	--	--

Stock Purchase Deposit

During the fiscal year ended October 31, 2010, the Company received $100,000 related to potential stock purchases from investors who had elected to participate in the Company’s on-going private placement of common stock units.  This amount was recorded at October 31, 2010 as restricted cash - stock purchase with a corresponding liability as deposit - stock purchase. During the six months ended April 30, 2011, the Company returned the $100,000 to the investors since the investors decided not to participate in the private placement.

Issuance of Common Stock and Warrants to Purchase Common Stock

On February 9, 2011, the Company sold to a private investor a common stock unit that consisted of 250,000 shares of the Company’s common stock and warrants to purchase 250,000 shares of the Company’s common stock.  The gross proceeds received in connection with this private placement were $25,000. The warrants have a two year term, are exercisable at $0.10 per share and were fully vested at the date of issuance. The quoted market price of the Company’s common stock on the date of closing the transaction was $0.03 per share. The Company incurred offering costs of $2,875 in connection with this transaction, which were recorded as an offset to additional paid in capital.

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

As of April 30, 2011, the Company had accrued $824,174 of compensation payments related to the Employment Agreements.  Of this amount, $741,674 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

12.  Subsequent Events

Issuance of Convertible Debentures Pursuant to a Private Placement

On May 20, 2011, the Company issued to an institutional investor an 8% convertible debenture dated May 20, 2011 (the “May 2011 Debenture”).  The gross proceeds received in connection with this private placement were $100,000. The May 2011 Debenture has a three year term maturing on May 20, 2014 and bears interest at a rate of 8% per annum. Interest is payable in annual installments, beginning on May 20, 2012, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2011 Debenture.

The entire principal amount of the May 2011 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.03 per share.  In addition, at the option of the Company and subject to certain restrictions provided in the May 2011 Debenture, the entire principal amount of the May 2011 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000. The quoted market price of the Company’s common stock as of May 20, 2011 was $0.01 per share.  An aggregate amount of 3,333,333 shares of common stock can be issued pursuant to the May 2011 Debenture.

Issuance of Common Stock as Payment for February 2007 Debenture Interest

On June 7, 2011, the Company issued 500,000 shares of its common stock to the February 2007 Debenture holders in satisfaction of $20,000 of interest due for the period February 1, 2010 through January 31, 2011.  The number of shares issued as payment of the interest due was calculated based on the quoted market price of the Company’s common stock ($0.04 per share) as defined in the February 2007 Debentures.

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

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS within twelve months of obtaining sufficient financing, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it will commence European sales within three months following the commencement of sales in the United States.

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

Results of Operations

Research and Development.  For the three months ended April 30, 2011, research and development expenses were $26,646, as compared to $2,340 for the three months ended April 30, 2010. The $24,306 increase in research and development expense for the three months ended April 30, 2011 was due to $26,562 of additional license costs related to Amended and Restated License Agreement, offset by a $2,256 decrease in patent costs.

For the six months ended April 30, 2011, research and development expenses were $34,351, as compared to $11,377 for the six months ended April 30, 2010.  The $22,974 increase in research and development expense for the six months ended April 30, 2011 was due to $26,562 of additional license costs related to Amended and Restated License Agreement, offset by a $3,588 decrease in patent costs.

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

General and Administrative.  For the three months ended April 30, 2011, general and administrative expenses were $178,188, as compared to $224,084 for the three months ended April 30, 2010.  The $45,896, or 20%, decrease in general and administrative expenses for the three months ended April 30, 2011 was primarily due to a $26,537 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $4,740 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, a $3,156 decrease in the cost of director and officer liability insurance, a $3,750 decrease in accounting and auditing fees and a $2,735 decrease in office related expenses.

For the six months ended April 30, 2011, general and administrative expenses were $363,150, as compared to $517,878 for the six months ended April 30, 2010.  The $154,728, or 30%, decrease in general and administrative expenses for the six months ended April 30, 2011 was primarily due to a $120,764 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $14,240 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, a $6,619 decrease in office related expenses, a $5,500 decrease in accounting and auditing fees, a $3,725 decrease in the cost of director and officer liability insurance and a $3,259 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities.

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

Interest Expense.  During the three months ended April 30, 2011 and 2010, we incurred interest expense of $5,200 and $5,625, respectively, related to the February 2007 Debentures and the notes payable related to insurance premiums.  During the six months ended April 30, 2011 and 2010, we incurred interest expense of $10,320 and $10,726, respectively, related to the February 2007 Debentures and the notes payable related to insurance premiums.

Net Loss.  For the three months ended April 30, 2011, Scivanta had a net loss of $210,034, or $0.01 per share (basic and diluted), as compared to a net loss of $208,049, or $0.01 per share (basic and diluted), for the three months ended April 30, 2010.  The increase in the net loss was primarily attributable to a $24,306 increase in research and development expenses and a $24,000 decrease in the gain on the write-off of accounts payable and accrued expense, offset by a $45,896 decrease in general and administrative expenses.

For the six months ended April 30, 2011, Scivanta had a net loss of $407,821, or $0.01 per share (basic and diluted), as compared to a net loss of $515,981, or $0.02 per share (basic and diluted), for the six months ended April 30, 2010.  The decrease in the net loss was primarily attributable to a $154,728 decrease in general and administrative expenses, offset by a $22,974 increase in research and development expenses and a $24,000 decrease in the gain on the write-off of accounts payable and accrued expense.

Liquidity and Capital Resources

As of April 30, 2011, Scivanta had working capital deficiency of $1,457,215 and cash and cash equivalents on hand of $74,148.  The $7,217 decrease in cash on hand from October 31, 2010 was primarily due to our continuing operating expenses, offset by the receipt of $112,500 of gross proceeds for the QTDP grant and $25,000 of gross proceeds from the private placement of a common stock unit.

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

On November 26, 2010 and January 31, 2011, we received $50,000 and $62,500, respectively, of proceeds related to the QTDP grant.  On February 9, 2011, we received $25,000 of gross proceeds from the private placement of a common stock unit.  On May 20, 2011, we received $100,000 of gross proceeds from the private placement of the May 2011 Debenture.

As of June 10, 2011, our cash position was approximately $115,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q.  We have reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of accrued officers’ salaries ($741,674 as of April 30, 2011) and the deferral of the payment of bonus awards for fiscal 2008 ($87,500 as of April 30, 2011, of which $82,500 is due to officers).  We are exploring strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the fiscal year ended October 31, 2010, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2011, the Company sold to a private investor a common stock unit that consisted of 250,000 shares of the Company’s common stock and a warrant to purchase an aggregate of 250,000 shares of the Company’s common stock. The warrant has a two year term, is exercisable at $0.10 per share and was fully vested at the date of issuance. The gross proceeds received in connection with this private placement were $25,000. The quoted market price of the Company’s common stock on the date of closing the transaction was $0.03 per share.

In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.                    Defaults Upon Senior Securities

Not Applicable.

Item 4.                    Removed and Reserved

Item 5.                    Other Information

On May 20, 2011, the Company issued to an institutional investor the May 2011 Debenture. The gross proceeds received in connection with this private placement were $100,000. The May 2011 Debenture has a three year term maturing on May 20, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on May 20, 2012, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2011 Debenture.

The entire principal amount of the May 2011 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.03 per share. In addition, at the option of the Company and subject to certain restrictions provided in the May 2011 Debenture, the entire principal amount of the May 2011 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000. The quoted market price of the Company’s common stock as of May 20, 2011 was $0.01 per share. An aggregate amount of 3,333,333 shares of the Company’s common stock can be issued pursuant to the May 2011 Debenture.

In connection with the issuance of the May 2011 Debenture, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 6.                    Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

June 14, 2011	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 14, 2011	By:	/s/ Thomas S. Gifford
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

4.4	8% Convertible Debenture, dated as of May 20, 2011, issued to Zanett Opportunity Fund, Ltd.

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