Form 10-Q
period 2011-07-31
SCIVANTA MEDICAL CORP
filed 2011-09-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011

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

As of September 12, 2011, there were 30,564,543 shares of the Issuer’s common stock, par value $.001 per share, outstanding.

SCIVANTA MEDICAL CORPORATION

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this quarterly report on Form 10-Q and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement. Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, Quarterly Reports on Form 10-Q and current reports on Form 8-K.  The registrant is under no duty to update any of the forward-looking statements contained herein after the date this quarterly report on Form 10-Q is submitted to the Securities and Exchange Commission (the “SEC”).

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Our balance sheet as of July 31, 2011 and the related statements of operations and cash flows for the three and nine months ended July 31, 2011 and 2010 included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2010.

The results of operations for the three and nine months ended July 31, 2011 and 2010, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	July 31, 2011	October 31, 2010
Assets
Current assets:
Cash and cash equivalents	$92,718	$81,365
Grant receivable	--	112,500
Restricted cash – stock purchase	--	100,000
Prepaid expenses	9,266	16,246

Total current assets	$101,984	$310,111

Liabilities
Current liabilities:
Accounts payable	$316,884	$271,458
Accounts payable - related party	29,307	34,351
Accrued expenses	60,781	75,324
Accrued compensation	959,549	659,620
Deposit – stock purchase	--	100,000
Notes payable	108,619	108,438
Convertible debentures	250,000	--

Total current liabilities	1,725,140	1,249,191

Long-term liabilities:
Convertible debentures	100,000	250,000

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 30,564,543 and 29,814,543 shares issued and outstanding, respectively	30,565	29,814
Additional paid-in capital	21,349,299	21,291,143
Accumulated deficit	(23,103,020)	(22,510,037)

Total stockholders' deficiency	(1,723,156)	(1,189,080)

Total liabilities and stockholders' deficiency	$101,984	$310,111

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010

Grant revenue	$--	$--	$--	$--

Operating expenses (income):
Research and development	6,930	3,625	41,281	15,002
General and administrative	171,411	196,990	534,561	714,868
Gain on settlement of accounts payable and accrued expenses	--	(25,146)	--	(49,146)

Loss from operations	(178,341)	(175,469)	(575,842)	(680,724)

Interest expense	(6,821)	(5,308)	(17,141)	(16,034)

Net loss	$(185,162)	$(180,777)	$(592,983)	$(696,758)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	30,358,021	28,510,195	30,071,869	27,605,141

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(592,983)	$(696,758)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	--	2,027
Stock based compensation expense	16,782	38,021
Gain on settlement of accounts payable and accrued expenses	--	(49,146)
License fees	26,562	--
Changes in operating assets and liabilities:
Grant receivable	112,500	--
Prepaid expenses	22,847	23,281
Tax loss receivable	--	179,468
Accounts payable	45,426	35,001
Accounts payable - related party	(5,044)	25,797
Accrued expenses	5,457	45,044
Accrued compensation	299,929	300,517
Net cash used in operating activities	(68,524)	(96,748)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	22,125	216,250
Proceeds from issuance of convertible debentures	100,000	--
Repayment of notes payable	(42,248)	(80,873)
Proceeds from deposit on stock purchase	--	100,000
Refund of proceeds from deposit on stock purchase	(100,000)	--
Restricted cash – stock purchase	100,000	(100,000)
Net cash provided by financing activities	79,877	135,377

Increase in cash and cash equivalents	11,353	38,629
Cash and cash equivalents - beginning of period	81,365	97,415
Cash and cash equivalents - end of period	$92,718	$136,044

Supplemental disclosure of cash flow information:
Cash paid for interest	$563	$1,034
Cash paid for income taxes	$--	$750

Noncash financing activities:
Issuance of note payable as payment for insurance premium	$15,867	$27,025
Issuance of 500,000 and 333,333 shares of common stock, respectively, as payment for interest due on convertible debentures	$20,000	$20,000

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

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

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through equity and/or debt financing or through corporate partnerships.  The Company is actively pursuing other potential investors and continues to engage placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and has an accumulated deficit of $23,103,020 as of July 31, 2011.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and/or debt investors and may, from time to time, engage placement agents to assist the Company in this initiative.  The Company has reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of the accrued officers’ salaries ($841,676 as of July 31, 2011) and the deferral of the payment of bonus awards for fiscal 2008 ($87,500 as of July 31, 2011, of which $82,500 is due to officers).  While the Company is aggressively pursuing the opportunities and actions described above, there can be no assurance that the Company will be successful in its capital raising efforts.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, the possible sale of the Company.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

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

Pursuant to the Amended and Restated License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS.  The term of the Amended and Restated License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

Scivanta was obligated to pay Hickey $108,438 on October 31, 2010 under the License Agreement.  Pursuant to the Amended and Restated License Agreement, the payment of the $108,438 was restructured and the Company agreed to pay Hickey an additional $26,562 as consideration for the extension of timeframes relating to the completion of certain performance based milestones as required by the License Agreement.  The Company recorded this additional consideration as a component of research and development expense.  The aggregate $135,000 due to Hickey pursuant to the Amended and Restated License Agreement dated February 14, 2011 was paid or is required to be paid as follows:  (a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

Pursuant to the Amended and Restated License Agreement, Scivanta is required to pay the Licensor a royalty of 5% of annual net sales, as defined in the Amended and Restated License Agreement, subject to certain reductions as detailed in the Amended and Restated License Agreement.  Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited.  Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited.  The Company is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the Amended and Restated License Agreement, received by the Company in connection with the Company’s sublicense of the rights granted to the Company under the Amended and Restated License Agreement.

The Amended and Restated License Agreement also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  Further, the Amended and Restated License Agreement contains standard provisions regarding indemnification, termination and patent prosecution.

Ethox Development Agreement

On June 29, 2007, Scivanta and Ethox International, Inc. (“Ethox”) entered into a development agreement whereby Ethox provided Scivanta engineering and development support for the catheter component of the SCMS in exchange for the rights to manufacture the component upon regulatory approval and commercialization of the SCMS.  The development agreement had a two year term that expired on June 29, 2009.  The development agreement also contained standard provisions regarding indemnification and termination.  Subject to Scivanta raising additional capital, Scivanta and Ethox intend to negotiate an extension of the development agreement.  During the three and nine months ended July 31, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this agreement.

ASG Development Agreement

On July 2, 2007, the Company entered into a development agreement with Applied Sciences Group, Inc. (“ASG”).  Pursuant to the terms of this agreement, ASG will provide software engineering services to Scivanta on the continuing development of the SCMS.  Scivanta can terminate the agreement at any time upon written notification.  During the three and nine months ended July 31, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this development agreement.

Rivertek Service Agreement

On February 1, 2008, Scivanta and Rivertek Medical Systems, Inc. (“Rivertek”) entered into a service agreement, which was amended on April 28, 2008, whereby Rivertek provided Scivanta with project management services related to the development of the SCMS.  The service agreement was amended and restated on February 5, 2009.  Pursuant to the amended and restated service agreement, Rivertek assisted Scivanta in the development of the hardware component of the SCMS and assisted in the management of the development of the software and catheter components of the SCMS.  The amended and restated service agreement expired on December 31, 2010.  The services rendered to Scivanta under this contract were billed on a time and material basis.  Subject to Scivanta raising additional capital, Scivanta and Rivertek intend to negotiate an extension of the amended and restated services agreement.  During the three and nine months ended July 31, 2011 and 2010, the Company did not record any research and development expense for services and materials related to this agreement.

4.	Grant Receivable

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant is expected to approximate $244,479 over a two year period.  The Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and expects to be awarded the remainder of the grant, amounting to $131,979, for its fiscal year ending October 31, 2011.  The Company recorded a grant receivable of $112,500 at October 31, 2010, which amount was received by the Company in full subsequent to October 31, 2010.  The Company has no further performance obligations to meet relating to the $112,500 award.

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

During the three and nine months ended July 31, 2011, the Company was billed $16,005 and $51,913, respectively, pursuant to the terms of the sublease agreement.  As of July 31, 2011, the Company owed Century Capital $25,000 for rent and $4,307 for other expenses, which amounts are included in accounts payable – related party.  During the three and nine months ended July 31, 2010, the Company was billed $16,913 and $56,016, respectively, pursuant to the terms of the sublease agreement.

6.	Notes Payable

Note Payable – Hickey

The Company was obligated to pay Hickey a cash payment of $108,438 on October 31, 2010 under the License Agreement.  Pursuant to the Amended and Restated License Agreement (see Note 3), the payment of the $108,438 was restructured and the Company agreed to pay Hickey an additional $26,562 as consideration for the extension of timeframes relating to the completion of certain performance based milestones as required by the License Agreement.  The aggregate $135,000 due to Hickey pursuant to the Amended and Restated License Agreement was paid or is required to be paid as follows:  (a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.  As of July 31, 2011 and October 31, 2010, the Company recorded the amounts due to Hickey of $105,000 and $108,438, respectively, as a note payable.

Note Payable – Insurance

On January 3, 2011, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”).  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount would accrue interest at a rate of 9.05% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $1,830, including interest, with the first payment due on January 31, 2011.  For the three and nine months ended July 31, 2011, the Company recorded a total of $243 and $563, respectively, of interest expense related to this finance agreement.  As of July 31, 2011, the outstanding principal balance related to this finance agreement was $3,619.

7.	Convertible Debentures

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

On June 7, 2011, the Company issued 500,000 shares of its common stock to the February 2007 Debenture holders in satisfaction of $20,000 of interest due for the period February 1, 2010 through January 31, 2011.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.04 per share) as defined in the February 2007 Debentures.

For the three and nine months ended July 31, 2011, the Company recorded a total of $5,000 and $15,000, respectively, of interest expense related to the February 2007 Debentures.  As of July 31, 2011, $15,000 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture to an institutional investor (the “May 2011 Debenture”).  The gross proceeds received in connection with this private placement were $100,000.  The May 2011 Debenture has a three year term maturing on May 20, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on May 20, 2012, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2011 Debenture.

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

For the three and nine months ended July 31, 2011, the Company recorded a total of $1,578 of interest expense related to the May 2011 Debentures.  As of July 31, 2011, $1,578 of interest due on the May 2011 Debentures was accrued and is included as a component of accrued expense.

8.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”).  The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”

During the three and nine months ended July 31, 2011 and 2010, the Company recorded employee stock-based compensation expense as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
Research and development	$--	$--	$--	$--
General and administrative	4,221	10,056	16,782	38,021
Total	$4,221	$10,056	$16,782	$38,021

9.	Net Loss Per Common Share

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

For the three and nine months ended July 31, 2011, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 4,046,750 shares of common stock issuable upon the exercise of outstanding warrants and 4,375,000 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Issuance of Common Stock and Warrants to Purchase Common Stock

On February 9, 2011, the Company sold to a private investor a common stock unit that consisted of 250,000 shares of the Company’s common stock and warrants to purchase 250,000 shares of the Company’s common stock.  The gross proceeds received in connection with this private placement were $25,000.  The warrants have a two year term, are exercisable at $0.10 per share and were fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing the transaction was $0.03 per share.  The Company incurred offering costs of $2,875 in connection with this transaction, which were recorded as an offset to additional paid-in capital.

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of July 31, 2011, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individuals’ interests in the Company, thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of July 31, 2011, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the nine months ended July 31, 2011 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2010	2,537,000	$0.16	$350
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(41,668)	$0.14
Outstanding at July 31, 2011	2,495,332	$0.16	$5,800
Exercisable at July 31, 2011	2,328,664	$0.16	$5,800
Exercisable at October 31, 2010	2,036,996	$0.16	$350

Information with respect to outstanding options and options exercisable as of July 31, 2011 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.02	35,000	$0.02	3.4	35,000	$0.02	3.4
$0.08	335,000	$0.08	3.1	335,000	$0.08	3.1
$0.14	1,025,332	$0.14	6.2	858,664	$0.14	5.9
$0.20	1,100,000	$0.20	5.5	1,100,000	$0.20	5.5
	2,495,332	$0.16	5.4	2,328,664	$0.16	5.3

As of July 31, 2011, there was $7,933 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of five months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the nine months ended July 31, 2011 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2010	3,796,750	$0.13	$--
Issued during the period	250,000	$0.10
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at July 31, 2011	4,046,750	$0.12	$10,000
Exercisable at July 31, 2011	4,046,750	$0.12	$10,000
Exercisable at October 31, 2010	3,736,750	$0.12	$--

Information with respect to outstanding warrants and warrants exercisable at July 31, 2011 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.04	200,000	$0.04	2.8	200,000	$0.04	2.8
$0.10 - 0.13	3,035,000	$0.10	1.0	3,035,000	$0.10	1.0
$0.20 - 0.25	811,750	$0.22	0.9	811,750	$0.22	0.9
	4,046,750	$0.12	1.1	4,046,750	$0.11	1.1

Stock Purchase Deposit

During the fiscal year ended October 31, 2010, the Company received $100,000 related to potential stock purchases from investors who had elected to participate in the Company’s on-going private placement of common stock units.  This amount was recorded at October 31, 2010 as restricted cash - stock purchase with a corresponding liability as deposit - stock purchase. During the nine months ended July 31, 2011, the Company returned the $100,000 to the investors since the investors decided not to participate in the private placement.

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

As of July 31, 2011, the Company had accrued $924,176 of compensation payments related to the Employment Agreements.  Of this amount, $841,676 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.

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

We will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through equity and/or debt financing or through corporate partnerships.  We continue to pursue potential investors and have engaged several placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

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

Results of Operations

Research and Development.  For the three months ended July 31, 2011, research and development expenses were $6,930, as compared to $3,625 for the three months ended July 31, 2010.  The $3,305 increase in research and development expense for the three months ended July 31, 2011 was due to an increase in patent costs.

For the nine months ended July 31, 2011, research and development expenses were $41,281, as compared to $15,002 for the nine months ended July 31, 2010.  The $26,279 increase in research and development expense for the nine months ended July 31, 2011 was primarily due to the $26,562 of additional license costs related to Amended and Restated License Agreement.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2011 will depend upon our ability to secure additional capital through equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2011 to increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2011 to remain at current levels.

General and Administrative.  For the three months ended July 31, 2011, general and administrative expenses were $171,411, as compared to $196,990 for the three months ended July 31, 2010.  The $25,579, or 13%, decrease in general and administrative expenses for the three months ended July 31, 2011 was primarily due to a $5,750 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $5,836 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, a $4,250 decrease in consulting services, a $3,156 decrease in the cost of director and officer liability insurance and a $3,750 decrease in accounting and auditing fees.

For the nine months ended July 31, 2011, general and administrative expenses were $534,561, as compared to $714,868 for the nine months ended July 31, 2010.  The $180,307, or 25%, decrease in general and administrative expenses for the nine months ended July 31, 2011 was primarily due to a $126,515 decrease in employee payroll and related tax and benefit costs primarily related to salary reductions, a $21,240 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, a $11,250 decrease in accounting and auditing fees, a $8,973 decrease in office related expenses, a $6,881 decrease in the cost of director and officer liability insurance and a $5,723 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2011 will depend upon our ability to secure additional capital through equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2011 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2011 to decrease as we continue to reduce our operating activities.

Operating Income.  During the three and nine months ended July 31, 2010, we recognized a $25,146 and $49,146 gain, respectively, on the settlement of accounts payable and accrued expenses.

Interest Expense.  During the three months ended July 31, 2011 and 2010, we incurred interest expense of $6,821 and $5,308, respectively.  The $1,513, or 29%, increase in interest expense for the three months ended July 31, 2011 was primarily related to the interest incurred on the May 2011 Debenture.  During the nine months ended July 31, 2011 and 2010, we incurred interest expense of $17,141 and $16,034, respectively.  The $1,107, or 7%, increase in interest expense for the nine months ended July 31, 2011 was primarily related to the $1,578 of interest incurred on the May 2011 Debenture, offset by a $714 reduction in interest incurred on the notes payable for insurance premiums.

Net Loss.  For the three months ended July 31, 2011, Scivanta had a net loss of $185,162, or $0.01 per share (basic and diluted), as compared to a net loss of $180,777, or $0.01 per share (basic and diluted), for the three months ended July 31, 2010.  The increase in the net loss was primarily attributable to a $3,305 increase in research and development expenses, a $1,513 increase in interest expense and a $25,146 decrease in the gain on the write-off of accounts payable and accrued expense, offset by a $25,579 decrease in general and administrative expenses.

For the nine months ended July 31, 2011, Scivanta had a net loss of $592,983, or $0.02 per share (basic and diluted), as compared to a net loss of $696,758, or $0.03 per share (basic and diluted), for the nine months ended July 31, 2010.  The decrease in the net loss was primarily attributable to a $180,307 decrease in general and administrative expenses, offset by a $26,279 increase in research and development expenses and a $49,146 decrease in the gain on the write-off of accounts payable and accrued expense.

Liquidity and Capital Resources

As of July 31, 2011, Scivanta had working capital deficiency of $1,623,156 and cash and cash equivalents on hand of $92,718.  The $11,353 increase in cash on hand from October 31, 2010 was primarily due to the receipt of $100,000 of gross proceeds related to the May 2011 Debenture, the receipt of $112,500 of gross proceeds for the QTDP grant and the receipt of $25,000 of gross proceeds from the private placement of a common stock unit, offset by a $30,000 payment on the Hickey note payable and payment of our continuing operating expenses.

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

As of September 12, 2011, our cash position was approximately $69,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately three months from the filing date of this quarterly report on Form 10-Q.  We have reduced and deferred the payment of operating expenses, including the reduction of the salaries of the officers/employees, the reduction and deferral of vendor payments, the deferral of fees due to the directors, the deferral of the payment of accrued officers’ salaries ($841,676 as of July 31, 2011) and the deferral of the payment of bonus awards for fiscal 2008 ($87,500 as of July 31, 2011, of which $82,500 is due to officers).  We are exploring strategic alternatives, including, but not limited to, the possible sale of Scivanta.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2010, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 4.   Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.  During the Company’s last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

May 2011 Convertible Debenture

On May 20, 2011, the Company issued the May 2011 Debenture to an institutional investor.  The gross proceeds received in connection with this private placement were $100,000.  The May 2011 Debenture has a three year term maturing on May 20, 2014 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on May 20, 2012, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2011 Debenture.

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

Issuance of Common Stock as Payment of Interest Due on February 2007 Convertible Debenture

On June 7, 2011, the Company issued 500,000 shares of its common stock to the February 2007 Debenture holders in satisfaction of $20,000 of interest due for the period February 1, 2010 through January 31, 2011.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.04 per share) as defined in the February 2007 Debentures.

In connection with the issuance of these shares, the Company relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

Not Applicable.

Item 4.   Removed and Reserved

Item 5.   Other Information

On September 10, 2011, Richard E. Otto resigned as a director of the company in order to focus on other business interests.

Item 6.   Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

September 14, 2011	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 14, 2011	By:	/s/ Thomas S. Gifford
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

4.4
8% Convertible Debenture, dated as of May 20, 2011, issued to Zanett Opportunity Fund, Ltd. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

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