Form 10-Q/A
period 2011-07-31
SCIVANTA MEDICAL CORP
filed 2011-10-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE

Scivanta Medical Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended July 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on September 14, 2011 (the “Original Report”) solely to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Company’s (i) balance sheets, (ii) statements of operations and (iii) statements of cash flows that were included in the Original Report and now formatted in Extensible Business Reporting Language (XBRL).  No other changes have been made to the Original Report.  This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and otherwise are not subject to liability under those sections.

PART II – OTHER INFORMATION

Item 6.	Exhibits.

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

October 14, 2011	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

October 14, 2011	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit No.	Description of Exhibit

3.1*
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

3.2*
Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1*
Specimen stock certificate representing the Registrant’s common stock (Incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2*
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

4.3*
Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (Incorporated by reference to Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4*
8% Convertible Debenture, dated as of May 20, 2011, issued to Zanett Opportunity Fund, Ltd. (Incorporated by reference to Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

10.1*
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

10.3*
Technology License Agreement between the Registrant and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated November 10, 2006 (Incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.4*
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

Exhibit No.	Description of Exhibit

10.5*
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

10.6*
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

10.7*
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

10.13*
The Registrant’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (Incorporated by reference to Appendix to the Registrant’s definitive proxy statement, filed with the SEC on April 27, 2007).

Exhibit No.	Description of Exhibit

10.14*
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

10.15*
Software Engineering Agreement, dated July 2, 2007, between the Registrant and Applied Sciences Group, Inc. (Incorporated by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2007).

10.16*
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

31.1*	Section 302 Certification of Chief Executive Officer.

31.2*	Section 302 Certification of Chief Financial Officer.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101**
The following materials from the Company’s quarterly report on Form 10-Q for the period ended July 31, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) balance sheets, (ii) statements of operations and (iii) statements of cash flows.

*  Filed with, or incorporated by reference in, the Registrant’s quarterly report on Form 10-Q for the period ended July 31, 2011, filed with the SEC on September 14, 2011.

**  Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.