Form 10-K
period 2011-10-31
SCIVANTA MEDICAL CORP
filed 2012-01-30
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
 For the fiscal year ended October 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐            No    ☒

As of April 30, 2011, the aggregate fair value of the Registrant’s common stock held by non-affiliates was approximately $670,000.

As of January 27, 2012, there were 31,116,913 shares of the Registrant’s common stock outstanding.

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

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in the development stage.  See “Item 1. Business – Strategy for Business Development - SCMS.”

Strategy for Business Development

Scivanta is currently operating on a limited basis as we continue to seek additional financing.  If we are able to secure additional financing, then it is our intent to follow the strategy for business development as described below.

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

Subject to the receipt of additional funding, we expect to test a minimum of 40 additional patients in clinical trials at approximately three additional sites.  These multi-center clinical trials are expected to take approximately two months to complete from the date they commence.  The length of time and the number of patients tested in the clinical trials could change depending on the rate of patient recruitment and the data results produced.

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

We will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  We continue to pursue potential investors and have engaged placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

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

Below is a listing of criteria we intend to utilize in identifying and evaluating potential technology or product acquisitions:

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

The SCMS provides the following cardiac measurements:

•	mean left atrial pressure;

•	left ventricular contractility during isovolumic contraction;

•	cardiac output by pulse contour;

•	arterial pulse wave velocity;

•	left atrial transmural pressure;

•	pleural pressure; and

•	systolic time interval.

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

Scivanta was obligated to pay Hickey $108,438 on October 31, 2010 under the License Agreement.  Pursuant to the Amended and Restated License Agreement, the payment of $108,438 was restructured and Scivanta agreed to pay Hickey an additional $26,562 as consideration for the extension of timeframes relating to the completion of certain performance based milestones as required by the License Agreement.  The aggregate $135,000 due to Hickey pursuant to the Amended and Restated License Agreement was paid or is required to be paid as follows:  a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

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

Other Potential Development Agreements

In the event that we are able to secure additional financing, we will enter into development agreements with third parties to assist in the final development and commercialization of the catheter, software and hardware components of the SCMS.  We currently intend to negotiate a development agreement with Ethox International, Inc. (“Ethox”), a former contract partner of Scivanta, related to the catheter component of the SCMS.  In addition, we currently intend to negotiate a development agreement with Applied Sciences Group (“ASG”), a former contract partner of Scivanta, related to the software component of the SCMS.  We also currently intend to negotiate an agreement with Rivertek Medical Systems, Inc. (“Rivertek”), a former contract partner of Scivanta, to assist in the development of the hardware component of the SCMS and to assist in the management of the development of the software and catheter components of the SCMS.  Although we intend to negotiate new agreements with each of the aforementioned parties, no assurances can be given that we will reach mutually acceptable agreements.  If we cannot reach agreement with any of the aforementioned parties, we will seek a new third party to provide the required services.

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

Employees

David R. LaVance, President and Chief Executive Officer, and Thomas S. Gifford, Executive Vice President, Chief Financial Officer and Secretary are currently the only two employees of Scivanta.  We have not experienced any work stoppages to date and we believe that our relationship with these employees is good.

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

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2009 through October 31, 2011 as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2011	High	Low

First Quarter	$0.10	$0.03
Second Quarter	0.04	0.01
Third Quarter	0.10	0.01
Fourth Quarter	0.12	0.04
Year Ended October 31, 2010	High	Low

First Quarter	$0.08	$0.05
Second Quarter	0.07	0.03
Third Quarter	0.08	0.05
Fourth Quarter	0.15	0.03

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of January 27, 2012, we had one market maker for our common stock which was Rodman and Renshaw, LLC.

Stockholders

As of January 27, 2012, the approximate number of registered holders of our common stock was 440; the number of issued and outstanding shares of our common stock was 31,116,913; and there were 3,953,000 shares of common stock subject to outstanding warrants, 2,495,332 shares of common stock subject to outstanding stock options, and 4,166,667 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2011

There were no sales of unregistered securities during the fiscal year ended October 31, 2011, other than those set forth below or otherwise reported on Forms 10-Q and/or 8-K filed by Scivanta during the fiscal year ended October 31, 2011.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2011 and 2010.  This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2011 and 2010 and the related notes thereto, which begin on page F-1 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta currently does not sell any products or technologies. See “Item 1. Business – General.”

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in development stage.  See “Item 1. Business – Strategy for Business Development - SCMS.”

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

The resulting stock-based compensation expense for employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

Recent Accounting Pronouncements Applicable to Scivanta

Scivanta does not believe there are any recently issued, but not yet effective, accounting standards that would have a significant impact on Scivanta’s financial position or results of operations.

Results of Operations

Grant Revenue.  On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  Under the QTDP grant, the Company was awarded $131,979 for its fiscal year ended October 31, 2011 and $112,500 for its fiscal year ended October 31, 2010.

Net Sales.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.

Research and Development.  For the fiscal year ended October 31, 2011, research and development expenses were $41,511, as compared to $16,112 for the fiscal year ended October 31, 2010.  The $25,399, or 158%, increase in research and development expenses for the fiscal year ended October 31, 2011 was primarily due to a $26,562 increase in license costs associated with the Amended and Restated License Agreement.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2012 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2012 to significantly increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2012 to decrease as a result of a reduction in license costs related to the Amended and Restated License Agreement.

General and Administrative.  For the fiscal year ended October 31, 2011, general and administrative expenses were $728,187, as compared to $899,069 for the fiscal year ended October 31, 2010.  The $170,882, or 19%, decrease in general and administrative expenses for the fiscal year ended October 31, 2011 was primarily due to a $119,809 decrease in employee payroll and related tax and benefit costs primarily related to salary and staff reductions, a $27,076 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, a $12,733 decrease in office related expenses and a $5,038 decrease in legal expenses due to a decrease in costs associated with securities reporting and other corporate activities.  These decreases in general and administrative expenses for the fiscal year ended October 31, 2011 were partially offset by a $4,097 increase in SEC and various state filing fees and a $4,034 increase in consulting related fees.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2012 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2012 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2012 to decrease as we continue to reduce our operating activities.

Operating Income.  During the fiscal year ended October 31, 2011, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $48,434.  During the fiscal year ended October 31, 2010, we recognized a gain of $49,146 on the settlement of accounts payable and accrued expenses related to certain vendor obligations.

Other Income (Expenses).  During the fiscal years ended October 31, 2011 and 2010, we incurred interest expense of $24,199 and $21,033, respectively, primarily related to convertible debentures.  The $3,166, or 15%, increase in interest expense for the fiscal year ended October 31, 2011 was primarily due to the interest associated with the convertible debenture issued in May 2011.

Net Loss.  For the fiscal year ended October 31, 2011, Scivanta had a net loss of $613,484, or $0.02 per share (basic and diluted), as compared to a net loss of $774,568 or $0.03 per share (basic and diluted), for the fiscal year ended October 31, 2010.

Liquidity and Capital Resources

As of October 31, 2011, Scivanta had working capital deficiency of $553,374 and cash on hand of $46,245.  The $35,120 decrease in cash on hand from October 31, 2010 was primarily due to the $30,000 payment on the Hickey note payable pursuant to the Amended and Restated License Agreement and our continuing operating expenses, offset by the receipt of $100,000 of gross proceeds related to the convertible debenture issued in May 2011, the receipt of $112,500 of gross proceeds related to the QTDP grant and the receipt of $25,000 of proceeds from the private placement of a common stock unit.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and proceeds received from the QTDP grant.

On November 26, 2010 and January 31, 2011, we received $50,000 and $62,500, respectively, of proceeds related to the QTDP grant.  On February 9, 2011, we received $25,000 of proceeds from the private placement of a common stock unit and on May 20, 2011, we received $100,000 of proceeds from the private placement of a convertible debenture. On November 25, 2011, we received $131,979 of proceeds related to the QTDP grant.

As of January 27, 2012, our cash position was approximately $102,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this annual report on Form 10-K.  We have reduced operating expenses and effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  Further, pursuant to an agreement with the Company’s officers, the amount previously accrued for officers’ salaries and bonuses was reduced by $834,064 and recorded as additional paid-in capital and the payment of the remaining $200,000 of accrued salary due to the officers was deferred until Scivanta secures sufficient additional financing.  In addition, pursuant to an agreement with Scivanta’s directors and a to former director, the amount previously recorded in accounts payable for annual retainers and meeting fees was reduced by $77,000 and recorded as additional paid-in capital and the payment of the remaining $17,000 due to the directors and a former director was deferred until Scivanta secures sufficient additional financing.  We have also settled certain vendor obligations which resulted in a $48,434 reduction in accounts payable and deferred certain other vendor payments until Scivanta secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.  We believe that our focus should be on obtaining additional capital through the private placement of our securities.  We are pursuing potential equity and/or debt investors and have engaged placement agents to assist us in this initiative.  While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.  If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of Scivanta.  Any additional equity financing may result in substantial dilution to our stockholders.

Expenditures related to the development of the SCMS are at our discretion.  Assuming that we are successful in obtaining additional financing, we estimate that we could potentially spend approximately $1,000,000 related to the development of the SCMS over the twelve month period following the financing.

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

Item 9.	Changes In and Disagreements with Accountants on Accounting andFinancial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management conducted an evaluation of the effectiveness of Scivanta’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Scivanta’s internal control over financial reporting was effective as of October 31, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in Scivanta’s internal control over financial reporting during Scivanta’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Scivanta's internal control over financial reporting.

Item 9B.	Other Information

Issuance of Common Stock as Payment on February 2007 Convertible Debentures

On January 11, 2012, Scivanta issued, in a private placement, 500,000 shares of common stock at $0.10 per share as full payment of $50,000 of outstanding principal on certain convertible debentures issued as of February 1, 2007 and 52,372 shares of common stock at a per share prices ranging between $0.07 and $0.08 as full payment of $3,729 of accrued and unpaid interest related to those convertible debentures.

In connection with the issuance of these shares, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of Scivanta. The name, age, principal occupation or employment and biographical information of each member of the board of directors of Scivanta who served as of October 31, 2011 are set forth below:

Name	Age	Principal Occupation or Employment
David R. LaVance	58	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	43	Executive Vice President, Chief Financial Officer and Secretary
Lawrence M. Levy	73	Retired Partner of Brown Rudnick LLP
Anthony Giordano, III	46	President and Chief Executive Officer of Colonial American Bank

There are no family relationships among the current executive officers and directors of Scivanta.  At any time during the past five years, none of the current executive officers or directors of Scivanta have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance who serves as the chairman of Hologic, Inc. (NASDAQ:  HOLX) and also serves as the chairman of Integrated Environmental Technologies, Ltd. (OTC:  IEVM) and Mr. Levy, who serves as a director of Hologic, Inc. (NASDAQ:  HOLX).

Biographical Information

David R. LaVance:  Mr. LaVance has served as Scivanta’s President and Chief Executive Officer and the Chairman of its Board of Directors since March 21, 2003.  He also is the President and co-founder of Century Capital which was founded in 1997.  Since May 2011, he has also served as the Chairman, President and Chief Executive Officer of Integrated Environmental Technologies, Ltd. (OTC:  IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions.  Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies from 1995 through 1997.  Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995.  Before founding Nuclear Care, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992.  Mr. LaVance currently is the chairman of the board of directors of Hologic, Inc. (NASDAQ:  HOLX), a publicly traded medical device company specializing in digital imaging.  Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University.

Thomas S. Gifford:  Mr. Gifford has served as Scivanta’s Executive Vice President, Chief Financial Officer and as a director since March 21, 2003, and has served as the Secretary of Scivanta since July 22, 2003.  Mr. Gifford is also the Vice President and co-founder of Century Capital.  Since May 2011, he has also served as the Executive Vice President, Chief Financial Officer and Secretary of Integrated Environmental Technologies, Ltd. (OTC:  IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions.  He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant.  He was formerly a Manager and Associate Director of KPMG Health Ventures.  Prior to KPMG Health Ventures, Mr. Gifford was an accountant for KPMG Peat Marwick LLP from 1990 through 1994, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies.  Mr. Gifford currently serves on the board of directors of Maloy Risk Services, Inc., a privately held insurance brokerage.  Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law.

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

Anthony Giordano, III:  Mr. Giordano has served as a director of Scivanta since March 15, 2007.  He is currently the President and Chief Executive Officer and a director of Colonial American Bank based in Horsham, Pennsylvania.  From January 1, 2005 through November 30, 2010, Mr. Giordano served as the Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp (formerly Monmouth Community Bancorp), a publicly traded bank holding company (NASDAQ:  CJBK), and its wholly-owned subsidiary, Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.), from January 1, 2005 through date of the consummation of the merger of Central Jersey Bancorp and Kearny Financial Corp. on November 30, 2010.  Prior to the consummation of the combination of Monmouth Community Bancorp and Allaire Community Bank on January 1, 2005, he served as an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of Monmouth Community Bancorp and its bank subsidiary, Monmouth Community Bank, N.A.  Prior to joining Monmouth Community Bank, N.A. in May 1998, Mr. Giordano was employed by PNC Bank (formerly Midlantic Bank), where he served as Real Estate Banking Officer from 1996 to 1998 and Senior Accountant/Financial Analyst from 1994 to 1996.  From 1988 to 1994, Mr. Giordano served in various positions at Shadow Lawn Savings Bank, including Budget and Financial Planning Manager and Financial Analyst.  Mr. Giordano received an M.B.A. degree from Monmouth University and a B.S. degree in finance from Kean University.

Executive Officers

The executive officers serve in accordance with Scivanta’s bylaws and at the discretion of Scivanta’s board of directors.  The name, age, current position and biographical information of each executive officer of Scivanta are set forth below:

Name	Age	Capacities in Which Served
David R. LaVance	58	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	43	Executive Vice President, Chief Financial Officer and Secretary

For the biographical information for David R. LaVance and Thomas S. Gifford, see “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board.  In addition, the board sometimes conducts business through its committees, including an audit committee and compensation committee.  Until September 10, 2011, the board for fiscal 2011 consisted of David R. LaVance, Thomas S. Gifford, Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Effective September 10, 2011, Mr. Otto resigned from the board.  Each of Mr. Levy and Mr. Giordano qualify, and Mr. Otto qualified, as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

Until September 10, 2011, the audit committee for fiscal 2011 consisted of Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Following Mr. Otto’s resignation from the board, the audit committee consisted of Mr. Levy and Mr. Giordano, who is the chairman of the audit committee.  Each of Mr. Giordano and Mr. Levy qualify, and Mr. Otto qualified, as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  In addition, the board has determined that Mr. Giordano qualifies as a financial expert pursuant to SEC rules.  The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information, as well as such other responsibilities set forth in the amended and restated charter of the audit committee which was adopted on May 14, 2004.

Compensation Committee

Until September 10, 2011, the compensation committee consisted of Richard E. Otto, Lawrence M. Levy and Anthony Giordano, III.  Following Mr. Otto’s resignation from the board, the compensation committee consisted of Mr. Levy and Mr. Giordano. Mr. Otto was the chairman of the compensation committee until his resignation from the board.  There is currently no chairman of the compensation committee.  Each of Mr. Giordano and Mr. Levy qualify, and Mr. Otto qualified, as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  The compensation committee does not have a formal charter.  The compensation committee is responsible for determining whether Scivanta’s compensation and benefits packages are suitable and do not provide excessive benefits or result in material financial loss to Scivanta.  The compensation committee is also responsible for approving or recommending to the Board compensation packages and plans for senior management and directors.  These compensation packages include salaries, bonuses, vacations, termination benefits, profit-sharing plans, contributions to employee pension plans, stock option and stock purchase plans, indemnification agreements and employment/change of control contracts.  When reviewing the proposed compensation packages, the compensation committee will consider:  (1) the combined value of all cash and noncash benefits provided to the individual or individuals; (2) the compensation history of the individual or individuals as compared to other individuals with comparable expertise at Scivanta; (3) the financial condition of Scivanta; (4) comparable compensation packages at similar institutions based upon such factors as asset size, geographic location and the services provided; (5) the projected total cost and benefit to Scivanta for post employment benefits; and (6) any connection between the individual and any fraudulent act or omission, breach of trust of fiduciary duty or insider abuse with regard to Scivanta.

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

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Scivanta for the fiscal years ended October 31, 2011 and 2010 of any person who served as Scivanta’s President and Chief Executive Officer during the fiscal year ended October 31, 2011 and each other executive officer of Scivanta whose total annual salary and bonus for the fiscal year ended October 31, 2011 exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
David R. LaVance, President and Chief Executive Officer	2011	$--	(1)	$--	$--	$8,765	(3)	$--	$--	$--	$8,765
	2010	$218,752	(2)	$--	$--	$13,256	(3)	$--	$--	$--	$232,008

Thomas S. Gifford, Executive Vice President, Chief Financial Officer and Secretary	2011	$--	(1)	$--	$--	$8,765	(3)	$--	$--	$--	$8,765
	2010	$218,752	(2)	$--	$--	$13,256	(3)	$--	$--	$--	$232,008

(1)	For the fiscal year 2011, $200,000 of salary for the Named Executive Officer was accrued. Effective October 31, 2011, all $200,000 was forfeited by the Named Executive Officer.

(2)
For the fiscal year 2010, $190,627 of the salary for the Named Executive Officer was accrued.  Effective October 31, 2011, $90,627 of this amount was forfeited by the Named Executive Officer with the remaining $100,000 to be paid upon Scivanta receiving sufficient additional funding to pay such accrued salary, as determined by the board of directors.

(3)   Amounts shown do not reflect compensation actually received by the Named Executive Officer.  Instead, the amounts shown are the compensation costs we recognized in the fiscal years 2011 and 2010 in accordance with ASC 718.  The accounting for stock based compensation and the assumptions used to calculate the value of the option grants are set forth under Note 3 “Summary of Significant Accounting Policies – Stock Based Compensation” and Note 8 “Stockholders’ Equity,” respectively, of our audited financial statements for the fiscal years ended October 31, 2011 and 2010 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

Employment Agreements

On January 1, 2008, Scivanta entered into an executive employment agreement with each of David R. LaVance, Scivanta’s President and Chief Executive Officer, and Thomas S. Gifford, Scivanta’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2012, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements.  Pursuant to the original terms of the Employment Agreements, both Messrs. LaVance and Gifford were to be paid an annual base salary of $275,000.  In addition, both Messrs. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

Effective February 1, 2010, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to each of them to $200,000.  Effective November 1, 2011, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to them to $0 until Scivanta has raised sufficient capital that would provide Scivanta the ability to pay either the original base salary of $275,000 or the reduced base salary of $200,000 or some other amount as mutually agreed upon by each of Mr. LaVance and/or Mr. Gifford and the Company’s board of directors.

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at October 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards									Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un-exercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir-ation Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance President and Chief Executive Officer	5/14/04	200,000	(1)	--		--	$0.04	5/14/14	--	$--	--	$--
	2/5/07	500,000	(2)	--		--	$0.20	2/5/17	--	$--	--	$--
	1/1/08	100,000	(3)	--		--	$0.14	1/1/18	--	$--	--	$--
	1/21/09	166,666	(4)	83,334	(4)	--	$0.14	1/21/19	--	$--	--	$--
Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary	5/14/04	200,000	(1)	--		--	$0.04	5/14/14	--	$--	--	$--
	2/5/07	500,000	(2)	--		--	$0.20	2/5/17
	1/1/08	100,000	(3)	--		--	$0.14	1/1/18	--	$--	--	$--
	1/21/09	166,666	(4)	83,334	(4)	--	$0.14	1/21/19	--	$--	--	$--

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

(3)
On January 1, 2008, Scivanta granted a non-qualified stock option to purchase 100,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.  An aggregate of 200,000 shares of Scivanta’s common stock could be purchased pursuant to these options.  Each option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying each of these options have vested.

(4)
On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 250,000 shares of Scivanta’s common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.  An aggregate of 500,000 shares of Scivanta’s common stock could be purchased pursuant to these options.  Each option has a ten year term and is exercisable at $0.14 per share.  The shares of common stock underlying each option vest or vested as follows:  83,333 shares vested on each of December 31, 2010 and 2009 and 83,334 shares vest on December 31, 2011.

Directors’ Compensation

The following table sets forth information concerning the compensation of the board of directors who are not Named Executive Officers for the fiscal year ended October 31, 2011.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (3)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Richard E. Otto (4)	$--	$--	$641	$--	$--	$--	$641
Lawrence M. Levy	$--	$--	$789	$--	$--	$--	$789
Anthony Giordano, III	$--	$--	$789	$--	$--	$--	$789

(1)
Effective January 1, 2008, compensation for Scivanta’s independent directors as approved by the compensation committee was as follows:  (a) annual retainer of $10,000; (b) in-person daily meeting fee of $2,000; and (c) telephonic meeting fee of $500.  During fiscal 2011, the Company accrued fees to each director as follows:  Richard E. Otto - $10,667; Lawrence M Levy - $13,667; and Anthony Giordano, III - $13,667, that in the aggregate totaled $38,001 and were forfeited by each director effective October 31, 2011.

(2)
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

(3)
As of October 31, 2011, the aggregate number of shares of Scivanta common stock underlying warrants issued and options granted to each director were as follows:  Richard E. Otto – 273,000 shares; Lawrence M. Levy – 165,000 shares; and Anthony Giordano, III – 177,000 shares.

(4)	Effective September 10, 2011, Mr. Otto resigned from the Company’s board of directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 27, 2012, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Scivanta’s common stock, which is the only class of Scivanta capital stock with shares issued and outstanding, by (1) each director and nominee for director of Scivanta, (2) each of the Named Executive Officers, (3) each person or group of persons known by Scivanta to be the beneficial owner of greater than 5% of Scivanta’s outstanding common stock, and (4) all directors and executive officers of Scivanta as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Scivanta common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)(4)(5)	4,912,500	15.27%
Thomas S. Gifford (3)(5)(6)(7)	5,223,438	16.24%
Lawrence M. Levy (3)(8)	165,000	*
Anthony Giordano, III (3)(9)	177,000	*
CMD Investment Group, LLC (10)(11)	5,000,000	14.87%
Zanett Opportunity Fund, Ltd. (12)(13)	3,333,333	10.71%
Richard S. Rimer (14)	2,731,948	8.78%
All directors and executive officers as a group (4)(5)(7)(8)(9)	10,167,000	30.30%

* Represents less than 1% of the issued and outstanding shares of Scivanta’s common stock.

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Scivanta’s common stock if he, she or it has voting or investment power with respect to such shares.  This includes shares (a) subject to options and warrants exercisable within sixty days of January 27, 2012, and (b) (1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as Scivanta’s President and Chief Executive Officer.

(3)	Such person serves as a director of Scivanta and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)
Includes 850,000 shares currently available for purchase under the options granted by Scivanta to Mr. LaVance on February 5, 2007, January 1, 2008 and January 21, 2009.  Also, includes 310,938 shares held by the LaVance Trust for Children, a trust established for the benefit of Mr. LaVance’s children.  Mr. LaVance disclaims beneficial ownership of the shares held in trust.

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

(7)
Includes 850,000 shares currently available for purchase under the options granted by Scivanta to Mr. Gifford on February 5, 2007, January 1, 2008 and January 21, 2009.  Also includes 310,938 shares held by the LaVance Trust for Children.  Mr. Gifford is the trustee for the LaVance Trust for Children.  Mr. Gifford disclaims beneficial ownership of the shares held in trust.

(8)
Represents the shares currently available for under the warrant issued by Scivanta to Mr. Levy on March 15, 2007 and the options granted by Scivanta to Mr. Levy on January 1, 2008 and January 21, 2009.

(9)
Represents the shares currently available for purchase under the warrant issued by Scivanta to Mr. Giordano on March 15, 2007 and the options granted by Scivanta to Mr. Giordano on January 1, 2008 and January 21, 2009.

(10)	CMD Investment Group maintains a mailing address at 12 Perrine Circle, Perrineville, New Jersey 08535.

(11)	Includes 2,500,000 shares currently available for purchase under the warrant issued on June 18, 2010 to CMD Investment Group.

(12)	Zanett Opportunity Fund, Ltd. maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(13)	Includes 3,333,333 shares available upon the conversion, at the current conversion price $0.03 per share, of an 8% convertible debenture issued to Zanett Opportunity Fund, Ltd. on May 20, 2011.

(14)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

Stock Option Plans

Scivanta currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of October 31, 2011, options to purchase 1,470,000 shares of Scivanta’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved Scivanta’s 2007 Equity Incentive Plan.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2011, options to purchase 1,025,332 shares of Scivanta’s common stock were outstanding under the 2007 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2011 on the number of shares of Scivanta’s common stock to be issued upon the exercise of outstanding options under the Equity Incentive Plans and upon the exercise of outstanding warrants issued by Scivanta as compensation outside of the Equity Incentive Plans and the number of shares of Scivanta’s common stock remaining available for future issuance under the Equity Incentive Plans.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	2,495,332	$0.16	1,974,668
Equity compensation arrangements not approved by security holders (2)	1,296,750	$0.16	--
Total	3,792,082	$0.16	1,974,668

(1)
Scivanta currently has two equity compensation plans, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  Both of these plans are described herein and each has been approved by Scivanta’s stockholders.  As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

(2)	Represents warrants to purchase common stock which were issued and outstanding as of October 31, 2011. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrants Issued to Consultants Dated October 23, 2008

On October 23, 2008, Scivanta issued warrants to purchase an aggregate of 120,000 shares of common stock to Donald D. Hickey, M.D. and Clas E. Lundgren, M.D., Ph.D. as consideration for their service as product development consultants to Scivanta.  Each of the warrants has a five year term and is exercisable at $0.20 per share.  As of October 31, 2011, all 120,000 shares underlying the warrants were available for purchase.

Warrant Issued to Consultant Dated April 28, 2008

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of common stock to Rivertek Medical Systems, Inc. as partial consideration for its services as a product development consultant to Scivanta.  The warrant has a five year term and is exercisable at $0.13 per share.  As of October 31, 2011, all 125,000 shares underlying the warrant were available for purchase.

Warrant Issued to Consultant Dated April 1, 2008

On April 1, 2008, Scivanta issued a warrant to purchase 150,000 shares of common stock to Catalyst Financial Resources LLC (“Catalyst”) as partial consideration for the services to be provided by Catalyst to Scivanta as an investor relations consultant.  The warrant has a five year term.  As of October 31, 2011, 75,000 shares underlying the warrant were available for purchase (37,500 exercisable at $0.20 per share and 37,500 exercisable at $0.25 per share) and 75,000 shares underlying the warrant were cancelled.

Warrants Issued to Consultants Dated November 1, 2007

On November 1, 2007, Scivanta issued warrants to purchase an aggregate of 160,000 shares of common stock to Harvey Sacks, MD, Andrew D. Shaw, MD and Paul Sierzenski, MD as partial consideration for their service as medical consultants to Scivanta.  Each of the warrants has a five year term and is exercisable at $0.13 per share.  As of October 31, 2011, all 160,000 shares underlying the warrants were available for purchase.

Warrants Issued to Directors Dated March 15, 2007

On March 15, 2007, Scivanta issued warrants to purchase an aggregate of 214,000 shares of common stock to Lawrence M. Levy and Anthony Giordano, III as consideration for their service as members of the board of directors and related committees in 2007.  Each of the warrants has a five year term and is exercisable at $0.25 per share.  As of October 31, 2011, all 214,000 shares underlying the warrant were available for purchase.

Warrant Issued to Former Director Dated February 5, 2007

On February 5, 2007, Scivanta issued a warrant to purchase 209,000 shares of common stock to Richard E. Otto, a former director, as consideration for his service as a member of the board of directors and related committees of Scivanta in 2006 and 2007.  The warrant has a five year term and is exercisable at $0.20 per share.  As of October 31, 2011, all 209,000 shares underlying the warrant were available for purchase.

Warrant Issued to Former Director Dated February 5, 2007

On February 5, 2007, Scivanta issued a warrant to purchase 100,000 shares of common stock to John A. Moore, a former director, as consideration for his service as a member of the board of directors and related committees of Scivanta in 2006.  The warrant has a five year term and is exercisable at $0.20 per share.  As of October 31, 2011, all 100,000 shares underlying the warrant were available for purchase.

Warrant Issued to Consultant Dated January 1, 2007

On January 1, 2007, Scivanta issued a warrant to purchase 125,000 shares of common stock to the principal owner of the Investors Relations Group in connection with an investor relations and public relations consulting agreement entered into by Scivanta and the Investors Relations Group.  The warrant has a five year term and is exercisable at $0.25 per share until December 31, 2012.  As of October 31, 2011, 93,750 shares underlying the warrant were available for purchase and 31,250 shares underlying the warrant were cancelled.

Warrant Issued to Century Capital Dated May 14, 2004

On May 14, 2004, Scivanta issued a warrant to purchase 700,000 shares of common stock to Century Capital as partial consideration for consulting services.  The warrant has a ten year term and is exercisable at $0.04 per share.  As of October 31, 2011, 500,000 shares underlying the warrant had been purchased and 200,000 shares underlying the warrant were available for purchase.

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

During the fiscal year ended October 31, 2011, Scivanta was billed $69,926 pursuant to the terms of the Sublease Agreement.  As of October 31, 2011, Scivanta owed Century Capital $40,000 for rent due under the Sublease Agreement and $1,302 for other expenses, which amounts are included in accounts payable – related party.  Subsequent to October 31, 2011, $16,302 of the amounts due to Century Capital were paid by the Company.

Director Independence

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

Audit Fees. Scivanta was billed $55,000 by WeiserMazars LLP for audit fees in each of Scivanta’s fiscal years ended October 31, 2011 and 2010.  Audit fees incurred in each of the fiscal years ended October 31, 2011 and 2010 consisted of fees for the audit of Scivanta’s annual financial statements and review of quarterly financial statements.

Audit Related Fees.  Scivanta did not incur any fees associated with audit related services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2011 and 2010.  Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees.  Scivanta did not incur any fees associated with tax services relating to the fiscal years ended October 31, 2011 and 2010.

All Other Fees.  Scivanta did not incur any fees associated with non-audit services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2011 and 2010.

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

DATE:	SCIVANTA MEDICAL CORPORATION

January 30, 2012	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	January 30, 2012
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	January 30, 2012
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ Lawrence M. Levy	Director	January 30, 2012
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	January 30, 2012
Anthony Giordano, III

Scivanta Medical Corporation

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”), as of October 31, 2011 and 2010 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WeiserMazars LLP

Edison, New Jersey
January 30, 2012

Scivanta Medical Corporation
Balance Sheets

	October 31, 2011	October 31, 2010
Assets
Current assets:
Cash	$46,245	$81,365
Grant receivable	131,979	112,500
Restricted cash – stock purchase	--	100,000
Prepaid expenses and other	6,037	16,246

Total current assets	$184,261	$310,111
Liabilities
Current liabilities:
Accounts payable	$208,912	$271,458
Accounts payable - related party	41,302	34,351
Accrued expenses	81,794	75,324
Accrued compensation	225,627	659,620
Deposit – stock purchase	--	100,000
Notes payable	105,000	108,438
Convertible debentures	75,000	--

Total current liabilities	737,635	1,249,191

Long-term liabilities:
Convertible debentures	275,000	250,000

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 30,564,543 and 29,814,543 shares issued and outstanding, respectively	30,564	29,814
Additional paid-in capital	22,264,583	21,291,143
Accumulated deficit	(23,123,521)	(22,510,037)

Total stockholders' deficiency	(828,374)	(1,189,080)

Total liabilities and stockholders' deficiency	$184,261	$310,111

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations

	Years Ended October 31,
	2011	2010

Grant revenue	$131,979	$112,500

Operating expenses:
Research and development	41,511	16,112
General and administrative	728,187	899,069
Gain on settlement of accounts payable and accrued expenses	(48,434)	(49,146)
	721,264	866,035

Loss from operations	(589,285)	(753,535)

Interest expense	(24,199)	(21,033)

Net Loss	$(613,484)	$(774,568)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	30,196,050	28,162,032

The accompanying notes are an integral part of these financial statements.

 Scivanta Medical Corporation
Statements of Stockholders’ Deficiency
For the Years Ended October 31, 2011 and 2010

	Common Stock		Additional		Total
	Number	$0.001	Paid-in	Accumulated	Stockholders'
	of Shares	Par Value	Capital	Deficit	Deficiency

Balance at October 31, 2009	26,981,210	$26,981	$21,009,649	$(21,735,469)	$(698,839)
Shares issued as payment of interest due on the February 1, 2007 convertible debentures	333,333	333	19,667		20,000
Common stock and warrants issued for cash, net of offering costs	2,500,000	2,500	213,750		216,250
Stock based compensation			48,077		48,077
Net loss				(774,568)	(774,568)
Balance at October 31, 2010	29,814,543	29,814	21,291,143	(22,510,037)	(1,189,080)
Common stock and warrants issued for cash, net of offering costs	250,000	250	21,875		22,125
Shares issued as payment of interest due on the February 1, 2007 convertible debentures	500,000	500	19,500		20,000
Forgiveness of accrued officer and director compensation			911,064		911,064
Stock based compensation			21,001		21,001
Net loss				(613,484)	(613,484)
Balance at October 31, 2011	30,564,543	$30,564	$22,264,583	$(23,123,521)	$(828,374)

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows

	Years Ended October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(613,484)	$(774,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	--	2,527
Stock based compensation expense	21,001	48,077
License costs	26,562	--
Gain on settlement of accounts payable and accrued expenses	(48,434)	(49,146)
Changes in operating assets and liabilities:
Grant receivable	(19,479)	(112,500)
Prepaid expenses and other	26,076	21,110
Tax loss receivable	--	179,468
Accounts payable	62,888	48,691
Accounts payable - related party	6,951	32,568
Accrued expenses	26,470	55,143
Accrued compensation	400,071	397,203
Net cash used in operating activities	(111,378)	(151,427)
Cash flows from financing activities:
Repayment of notes payable	(45,867)	(80,873)
Proceeds from sale of common stock, net of offering costs	22,215	216,250
Proceeds from issuance of convertible debenture	100,000	--
Proceeds from deposit on stock purchase	--	100,000
Refund of proceeds from deposit on stock purchase	(100,000)	--
Restricted cash – stock purchase	100,000	(100,000)
Net cash provided by financing activities	76,258	135,377

Decrease in cash and cash equivalents	(35,120)	(16,050)
Cash and cash equivalents - beginning of period	81,365	97,415
Cash and cash equivalents - end of period	$46,245	$81,365
Supplemental disclosure of cash flow information:
Cash paid for interest	$604	$1,034
Cash paid for income taxes	$--	$750
Noncash financing activities:
Issuance of notes payable as payment for insurance premiums	$15,867	$27,025
Issuance of 500,000 and 333,333 shares of common stock, respectively, as payment of interest due on convertible debentures	$20,000	$20,000
Forgiveness of accrued officer and director compensation recorded as additional paid-in capital	$911,064	$--

The accompanying notes are an integral part of these financial statements.

 Scivanta Medical Corporation
Notes to the Financial Statements

1.	Organization and Description of Business

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

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company is actively pursuing potential investors and continues to engage placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that Scivanta will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and an accumulated deficit of $23,123,521 as of October 31, 2011.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing in order to continue operations.  The current economic slowdown could make financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and continues to engage several placement agents to assist the Company in this initiative.  The Company has reduced operating expenses and effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  Further, pursuant to an agreement with the Company’s officers, the amount previously accrued for officers’ salaries and bonuses was reduced by $834,064 and recorded as additional paid-in capital and the payment of the remaining $200,000 of accrued salary due to the officers has been deferred until the Company secures sufficient additional financing.  In addition, pursuant to an agreement with the Company’s directors and a former director, the amount previously recorded in accounts payable for annual retainers and meeting fees was reduced by $77,000 and recorded as additional paid-in capital and the payment of the remaining $17,000 due to the directors and to a former director has been deferred until the Company secures sufficient additional financing.  The Company has also settled certain vendor obligations which resulted in a $48,434 reduction in accounts payable and deferred certain other vendor payments until the Company secures sufficient additional financing.

The Company currently does not have any lending relationships with commercial banks and does not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.  The Company believes that its focus should be on obtaining additional capital through the private placement of its securities.  The Company is pursuing potential equity and/or debt investors and has engaged placement agents to assist it in this initiative.  While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to our stockholders.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, grant receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

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

The resulting stock-based compensation expense for employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

During the fiscal years ended October 31, 2011 and 2010, the Company recorded general and administrative stock-based compensation expense of $21,001 and $48,077, respectively, related to stock options granted to employees.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive.  The dilutive effect of the outstanding stock options and warrants is computed using the treasury stock method.

For the fiscal year ended October 31, 2011, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 4,046,750 shares of common stock issuable upon the exercise of outstanding warrants and 4,375,000 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Scivanta was obligated to pay Hickey $108,438 on October 31, 2010 under the License Agreement.  Pursuant to the Amended and Restated License Agreement, the payment of $108,438 was restructured and Scivanta agreed to pay Hickey an additional $26,562 as consideration for the extension of timeframes relating to the completion of certain performance based milestones as required by the License Agreement.  The Company recorded this additional consideration as a component of research and development expense.  The aggregate $135,000 due to Hickey pursuant to the Amended and Restated License Agreement was paid or is required to be paid as follows:  a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

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

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant equaled $244,479 and was disbursed over a two year period.  Under the QTDP grant, the Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and was awarded the remainder of the grant, amounting to $131,979, for its fiscal year ending October 31, 2011.  The Company has recorded a grant receivable of $131,979 at October 31, 2011, which amount was paid in full to the Company subsequent to the fiscal year ended October 31, 2011.  The Company has no further performance obligations to meet relating to the $244,479 awarded under the grant for its fiscal years ended October 31, 2011 and 2010.

6.	Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	October 31, 2011		October 31, 2010
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(208,585)	34%	$(263,353)	34%
Effect of state taxes, net of federal benefit	(36,809)	6	(46,474)	6
Change in valuation allowance	(66,915)	11	299,001	(39)
Stock based compensation	--	--	54,208	(7)
Non-taxable grant	(52,792)	8	(45,000)	6
Settlement of accrued officer compensation and director fees	364,426	(59)	--	--
Other	675	--	1,618	--
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of October 31, 2011 and 2010 are shown below.  In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of October 31, 2011 and 2010, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.  The valuation allowance decreased $66,915 during the fiscal year ended October 31, 2011, attributable primarily to the tax treatment of the settlement of accrued officer compensation and the tax treatment of the settlement of accounts payable related to director fees offset by the Company’s continuing operating losses for the fiscal year ended October 31, 2011 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2011	2010

Net operating loss	$5,588,008	$5,548,041
Accrued compensation	173,318	284,640
Depreciation and amortization	7,824	7,245
License costs	169,505	174,032
Stock based compensation	200,629	192,241
Total gross deferred tax assets	6,139,284	6,206,199
Valuation allowance	(6,139,284)	(6,206,199)
Net deferred tax assets	$--	$--

As of October 31, 2011, the Company had federal and state operating losses of approximately $15,707,000 and $2,281,000, respectively.  The federal operating losses begin to expire in the years 2022 through 2030 and the state operating losses begin to expire in the years 2015 through 2017.

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

The Company’s fiscal 2008, 2009 and 2010 federal and state income tax returns are open for examination by the applicable governmental authorities.

7.	Related Party Transactions

Sublease Agreement

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

During the fiscal year ended October 31, 2011, the Company was billed $69,926 pursuant to the terms of the Sublease Agreement.  As of October 31, 2011, the Company owed Century Capital $40,000 for rent due under the Sublease Agreement and $1,302 for other expenses, which amounts are included in accounts payable – related party.  Subsequent to October 31, 2011, $16,302 of the amount due to Century Capital was paid by the Company.

During the fiscal year ended October 31, 2010, the Company was billed $73,141 pursuant to the terms of the Sublease Agreement.

Forgiveness of Accrued Officer Compensation and Director Fees

Effective October 31, 2011, Mr. LaVance and Mr. Gifford agreed to forfeit an aggregate of $824,170 of accrued compensation, which the Company recorded as additional paid-in capital for the fiscal year ended October 31, 2011.  In addition, effective October 31, 2011, the Company’s directors and a former director agreed to forfeit an aggregate $77,000 of accrued director fees, which the Company recorded as additional paid-in capital for the fiscal year ended October 31, 2011.

8.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of October 31, 2011, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2011, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 additional shares of the Company’s common stock can be awarded under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the fiscal years ended October 31, 2011 and 2010 were as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	2,537,000	$0.16	$1,750
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at October 31, 2010	2,537,000	$0.16	$350
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(41,668)	$0.14
Outstanding at October 31, 2011	2,495,332	$0.16	$5,800
Exercisable at October 31, 2011	2,328,664	$0.16	$5,800
Exercisable at October 31, 2010	2,036,996	$0.16	$350

No stock options were granted during the fiscal years ended October 31, 2011 or 2010.

Information with respect to outstanding options and options exercisable as of October 31, 2011 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$ 0.02	35,000	$0.02	3.2	35,000	$0.02	3.2
$ 0.08	335,000	$0.08	2.8	335,000	$0.08	2.8
$ 0.14	1,025,332	$0.14	5.9	858,664	$0.14	5.7
$ 0.20	1,100,000	$0.20	5.3	1,100,000	$0.20	5.3
	2,495,332	$0.16	5.2	2,328,664	$0.16	5.0

A summary of the nonvested shares subject to options granted under the Equity Incentive Plans as of October 31, 2011 and 2010 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2009	878,752	$0.10
Granted during the period	--	--
Vested during the period	(378,748)	$0.11
Terminated during the period	--	--
Nonvested at October 31, 2010	500,004	$0.09
Granted during the period	--	--
Vested during the period	(291,668)	$0.09
Terminated during the period	(41,668)	$0.10
Nonvested at October 31, 2011	166,668	$0.10

As of October 31, 2011, there was $3,714 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Equity Incentive Plans.  That cost is expected to be recognized over a weighted average period of two months.

Warrants to Purchase Common Stock

A summary of warrant transactions during the fiscal years ended October 31, 2011 and 2010 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2009	1,496,750	$0.15	$14,000
Issued during the period	2,500,000	$0.10
Exercised during the period	--	--
Terminated during the period	(200,000)	$0.03
Outstanding at October 31, 2010	3,796,750	$0.13	$--
Issued during the period	250,000	$0.10
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at October 31, 2011	4,046,750	$0.12	$10,000
Exercisable at October 31, 2011	4,046,750	$0.12	$10,000
Exercisable at October 31, 2010	3,736,750	$0.12	$--

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants issued may vest over a period of up to five years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at October 31, 2011 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$ 0.04	200,000	2.5	$0.04	200,000	$0.04	2.5
$ 0.10 - 0.13	3,035,000	0.8	$0.10	3,035,000	$0.10	0.8
$ 0.20 - 0.25	811,750	0.6	$0.22	811,750	$0.22	0.6
	4,046,750	0.8	$0.12	4,046,750	$0.12	0.8

A summary of the nonvested shares subject to warrants as of October 31, 2011 and 2010 is as follows:

	Warrant Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at October 31, 2009	120,000	$0.22
Issued during the period	2,500,000	$0.01
Vested during the period	(2,560,000)	$0.02
Terminated during the period	--	--
Nonvested at October 31, 2010	60,000	$0.22
Issued during the period	--	--
Vested during the period	(60,000)	$0.22
Terminated during the period	--	--
Nonvested at October 31, 2011	--	--

As of October 31, 2011, there was no unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.

Issuance of Common Stock and Warrant to Purchase Common Stock

On June 18, 2010, the Company sold to a private investor a common stock unit that consisted of 2,500,000 shares of the Company’s common stock and a warrant to purchase 2,500,000 shares of the Company’s common stock.  The gross proceeds received in connection with this private placement were $250,000.  The warrant has a two year term, is exercisable at $0.10 per share and was fully vested at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing the transaction was $0.07 per share.  The Company incurred offering costs of $33,750 in connection with this transaction, which were recorded as an offset to additional paid-in capital.

On February 9, 2011, the Company sold to a private investor a common stock unit that consisted of 250,000 shares of the Company’s common stock and a warrant to purchase 250,000 shares of the Company’s common stock.  The gross proceeds received in connection with this private placement were $25,000.  The warrant has a two year term, is exercisable at $0.10 per share and were exercisable at the date of issuance.  The quoted market price of the Company’s common stock on the date of closing the transaction was $0.03 per share.  The Company incurred offering costs of $2,875 in connection with this transaction, which were recorded as an offset to additional paid in capital.

Stock Purchase Deposit

During the fiscal year ended October 31, 2010, the Company received $100,000 related to potential stock purchases from investors who had elected to participate in the Company’s on-going private placement of common stock units.  This amount was recorded at October 31, 2010 as restricted cash - stock purchase with a corresponding liability as deposit - stock purchase. During the fiscal year ended October 31, 2011, the Company returned the $100,000 to the investors since the investors decided not to participate in the private placement.

9.	Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”).  The gross proceeds received in connection with this private placement were $250,000.  The February 2007 Debentures originally had a three year term, maturing on January 31, 2010.  In January 2010, the holders agreed to amend the February 2007 Debentures.  Pursuant to this amendment, the holders agreed to a new maturity date of January 31, 2012, extending the term of the February 2007 Debentures for an additional two year period (see Note 12).  The February 2007 Debentures bear interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on February 1, 2008, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

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

For each of the fiscal years ended October 31, 2011 and 2010, the Company recorded a total of $20,000 of interest expense related to the February 2007 Debentures.  As of October 31, 2011, $15,000 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.

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

The entire principal amount of the May 2011 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.03 per share.  In addition, at the option of the Company and subject to certain restrictions provided in the May 2011 Debenture, the entire principal amount of the May 2011 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000.  The quoted market price of the Company’s common stock as of May 20, 2011 was $0.01 per share.  An aggregate of 3,333,333 shares of common stock can be issued pursuant to the May 2011 Debenture.

For the fiscal year ended October 31, 2011, the Company recorded a total of $3,595 of interest expense related to the May 2011 Debentures.  As of October 31, 2011, $3,595 of interest due on the May 2011 Debentures was accrued and is included as a component of accrued expense.

10.	Notes Payable

Note Payable – Hickey

The Company was obligated to pay Hickey a cash payment of $108,438 on October 31, 2010 under the License Agreement.  Pursuant to the Amended and Restated License Agreement (see Note 4), the payment of the $108,438 was restructured and the Company agreed to pay Hickey an additional $26,562 as consideration for the extension of timeframes relating to the completion of certain performance based milestones as required by the License Agreement.  The aggregate $135,000 due to Hickey pursuant to the Amended and Restated License Agreement was paid or is required to be paid as follows:  (a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.  As of October 31, 2011 and October 31, 2010, the Company recorded the amounts due to Hickey of $105,000 and $108,438, respectively, as a note payable.

Notes Payable – Insurance

On July 29, 2009, the Company entered into a finance agreement with AICCO, Inc. (“AICCO”).  Pursuant to the terms of this finance agreement, AICCO loaned the Company the principal amount of $4,899, which amount would accrue interest at a rate of 12.24% per annum, in order to partially fund the payment of the premium of the Company’s workers compensation and general liability insurance.  For the fiscal year ended October 31, 2010, the Company recorded $167 of interest expense related to this finance agreement.  As of October 31, 2010, the principal balance related to this finance agreement had been paid in full by the Company.

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

On January 3, 2011, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”).  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount would accrue interest at a rate of 9.05% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $1,830, including interest, with the first payment due on January 31, 2011.  For the fiscal year ended October 31, 2011, the Company recorded a total of $604 of interest expense related to this finance agreement.  As of October 31, 2011, the principal balance related to this finance agreement had been paid in full by the Company.

11.	Commitments and Contingencies

Executive Employment Agreements

On January 1, 2008, the Company entered into an executive employment agreement with each of David R. LaVance, the Company’s President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and ends on December 31, 2012, but can be renewed for successive one year periods unless terminated as provided in the Employment Agreements.  Pursuant to the original terms of the Employment Agreements, both Messrs. LaVance and Gifford were to be paid an annual base salary of $275,000.  In addition, both Messrs. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

Effective February 1, 2010, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to each of them to $200,000.  Effective November 1, 2011, each of Messrs. LaVance and Gifford agreed to waive the salary due to them until the Company is able to raise sufficient capital that will enable it to pay cash compensation to Messrs. LaVance and Gifford.

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

Effective October 31, 2011, Messrs. LaVance and Gifford agreed to forfeit an aggregated $824,170 of accrued compensation due to under the Employment Agreements, which the Company recorded as additional paid-in capital for the fiscal year ended October 31, 2011.  Of this amount, $741,670 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.  After giving effect to the above forfeitures of accrued compensation, as of October 31, 2011, the Company had accrued $200,000 of compensation payments related to the Employment Agreements.

12.	Subsequent Events

February 2007 Debentures

Issuance of Common Stock as Full Payment on Principal and Accrued Interest

On January 11, 2012, the Company issued, in a private placement, 500,000 shares of common stock at $0.10 per share as full payment of $50,000 of outstanding principal on certain February 2007 Debentures and 52,372 shares of common stock at a per share prices ranging between $0.07 and $0.08 as full payment of $3,729 of accrued and unpaid interest related to those February 2007 Debentures.

Extension of Term

During January 2012, holders aggregating $175,000 of outstanding principal of the February 2007 Debentures agreed to a new maturity date of January 31, 2014, which amount was classified as a long-term liability as of October 31, 2011.

Note Payable - Insurance

On January 4, 2012, the Company entered into a finance agreement with Imperial.  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867 which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $1,832, including interest, with the first payment due on January 31, 2012.

INDEX OF EXHIBITS

Exhibit
Number	Description of Exhibit

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

Exhibit
Number	Description of Exhibit

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

Exhibit
Number	Description of Exhibit

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

10.14*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.15*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 2, 2008).

10.16*
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

Exhibit
Number	Description of Exhibit

10.19*
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

10.22*
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.23*	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance.

10.24*	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford.

10.25*
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

Exhibit
Number	Description of Exhibit

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

21.1	Subsidiaries of the Registrant.

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Constitutes a management contract