Form 10-Q
period 2012-01-31
SCIVANTA MEDICAL CORP
filed 2012-03-16
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2012

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

As of March 15, 2012, there were 31,116,913 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

PART I	. FINANCIAL INFORMATION

Item 1.     Financial Statements

Our balance sheet as of January 31, 2012 and the related statements of operations and cash flows for the three months ended January 31, 2012 and 2011 included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2011.

The results of operations for the three months ended January 31, 2012 and 2011, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	January 31, 2012	October 31, 2011
Assets
Current assets:
Cash and cash equivalents	$94,753	$46,245
Grant receivable	--	131,979
Prepaid expenses	21,219	6,037

Total current assets	$115,972	$184,261

Liabilities
Current liabilities:
Accounts payable	$216,099	$208,912
Accounts payable - related party	35,000	41,302
Accrued expenses	74,866	81,794
Accrued compensation	225,627	225,627
Notes payable	119,158	105,000
Convertible debentures	25,000	75,000

Total current liabilities	695,750	737,635

Long-term liabilities:
Convertible debentures	275,000	275,000

Commitments and contingencies

Stockholders' deficiency
Common stock, $.001 par value; 100,000,000 shares authorized; 31,116,913 and 30,564,543 shares issued and outstanding, respectively	31,117	30,564
Additional paid-in capital	22,343,225	22,264,583
Accumulated deficit	(23,229,120)	(23,123,521)

Total stockholders' deficiency	(854,778)	(828,374)

Total liabilities and stockholders' deficiency	$115,972	$184,261

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2012	2011

Grant revenue	$--	$--

Operating expenses:
Research and development	8,890	7,705
General and administrative	68,034	184,962

Loss from operations	(76,924)	(192,667)

Other expenses:
Interest expense	(6,925)	(5,120)
Loss on conversion of convertible debentures	(21,750)	--

Net loss	$(105,599)	$(197,787)

Net loss per common share, basic and diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	30,719,175	29,814,543

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(105,599)	$(197,787)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation expense	3,716	8,477
Loss on conversion of convertible debentures	21,750	--
Changes in operating assets and liabilities:
Grant receivable	131,979	112,500
Prepaid expenses	685	10,915
Accounts payable	7,187	(12,256)
Accounts payable - related party	(6,302)	(20,730)
Accrued expenses	(3,199)	15,001
Accrued compensation	--	96,315
Net cash provided by operating activities	50,217	12,435
Cash flows from financing activities:
Repayment of notes payable	(1,709)	(1,711)
Refund of proceeds from deposit on stock purchase	--	(50,000)
Restricted cash – stock purchase	--	50,000
Net cash used in financing activities	(1,709)	(1,711)

Increase in cash and cash equivalents	48,508	10,724
Cash and cash equivalents - beginning of period	46,245	81,365
Cash and cash equivalents - end of period	$94,753	$92,089
Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$120
Noncash financing activities:
Issuance of 552,370 shares of common stock as payment of $50,000 of principal and $3,729 of interest on convertible debentures	$53,729	$--
Issuance of note payable as payment for insurance premium	$15,867	$15,867
The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Organization and Description of Business

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

The Company will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through equity and/or debt financing or through corporate partnerships.  The Company is pursuing other potential investors and from time to time engages placement agents to assist in this endeavor.  No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations (excluding the grant receivable), has a working capital deficiency and an accumulated deficit of $23,229,120 as of January 31, 2011.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  The recent economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and from time to time engages placement agents to assist the Company in this initiative.  The Company has reduced operating expenses and effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also deferred the payment of $200,000 of accrued compensation due to its officers, has deferred the payment of $17,000 to its directors and a former director and has deferred certain other vendor payments until the Company secures sufficient additional financing.

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

3.	Amended and Restated SCMS License Agreement

On February 14, 2011, the Company entered into an Amended and Restated technology license agreement (the “Amended and Restated License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”  The Amended and Restated License Agreement replaced the technology license agreement entered into by the Company and the Licensor on November 10, 2006, as amended.

Pursuant to the Amended and Restated License Agreement, the Licensor has granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The term of the Amended and Restated License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

Under the Amended and Restated License Agreement, Scivanta has agreed to pay Hickey $135,000, which was paid or is required to be paid as follows:  a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.

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

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant equaled $244,479 and was disbursed over a two year period.  Under the QTDP grant, the Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and was awarded the remainder of the grant, amounting to $131,979, for its fiscal year ended October 31, 2011.  The Company has recorded a grant receivable of $131,979 at October 31, 2011, which amount was paid in full to the Company during the quarter ended January 31, 2012.  The Company has no further performance obligations to meet relating to this grant.

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

During the three months ended January 31, 2012, the Company was billed $19,556 pursuant to the terms of the sublease agreement.  As of January 31, 2012, the Company owed Century Capital $35,000 for rent, which amount is included in accounts payable – related party.  During the three months ended January 31, 2011, the Company was billed $18,896 pursuant to the terms of the sublease agreement.

6.	Notes Payable

Note Payable – Hickey

Under the Amended and Restated License Agreement (see Note 3), the Company has agreed to pay Hickey $135,000, which was paid or is required to be paid as follows:  (a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.  As of January 31, 2012 and October 31, 2011, the Company recorded the $105,000 due to Hickey as a component of notes payable.

Note Payable – Insurance

On January 4, 2012, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”).  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $1,832, including interest, with the first payment due on January 31, 2012.  For the three months ended January 31, 2012, the Company recorded a total of $123 of interest expense related to this finance agreement.  As of January 31, 2012, the outstanding principal balance related to this finance agreement was $14,158, which is recorded as a component of notes payable.

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

The February 2007 Debentures originally had a three year term, maturing on January 31, 2010.  In January 2010, the holders agreed to amend the February 2007 Debentures.  Pursuant to this amendment, the holders agreed to a new maturity date of January 31, 2012, extending the term of the February 2007 Debentures for an additional two year period.

On January 11, 2012, the Company issued 500,000 shares of common stock at $0.10 per share as full payment of $50,000 of outstanding principal on certain February 2007 Debentures and 52,370 shares of common stock at per share prices ranging between $0.07 and $0.08 as full payment of $3,729 of accrued and unpaid interest related to those February 2007 Debentures.  Due to the reduction in the conversion price, the Company recorded a loss on conversion of these February 2007 Debentures of $21,750.

Effective January 31, 2012, certain holders of February 2007 Debentures with an aggregate outstanding principal amount of $175,000, agreed to amend such February 2007 Debentures by extending the maturity date to January 31, 2014.  In addition, effective January 31, 2012, a holder of a February 2007 Debenture with an outstanding principal amount of $25,000 agreed to amend his February 2007 Debenture by extending the maturity date to July 31, 2012.

For the three months ended January 31, 2012 and 2011, the Company recorded a total of $4,785 and $5,000, respectively, of interest expense related to the February 2007 Debentures.  As of January 31, 2012, $16,000 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.  The Company expects to settle this interest obligation through the issuance of shares of the Company’s common stock or the payment of cash or a combination thereof.

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

For the three months ended January 31, 2012, the Company recorded a total of $2,017 of interest expense related to the May 2011 Debenture.  As of January 31, 2012, $5,612 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expense.

8.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”).  During the three months ended January 31, 2012 and 2011, the Company recorded employee stock-based compensation expense of $3,716 and $8,477, respectively, which amounts were included in general and administrative expense.

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

For the three months ended January 31, 2012, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 3,953,000 shares of common stock issuable upon the exercise of outstanding warrants and 4,166,666 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of January 31, 2012, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of January 31, 2012, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the three months ended January 31, 2012 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2011	2,495,332	$0.16	$5,800
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at January 31, 2012	2,495,332	$0.16	$1,050
Exercisable at January 31, 2012	2,495,332	$0.16	$1,050
Exercisable at October 31, 2011	2,328,664	$0.16	$5,800

Information with respect to outstanding options and options exercisable as of January 31, 2012 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$ 0.02	35,000	$0.02	2.9	35,000	$0.02	2.9
$ 0.08	335,000	$0.08	2.6	335,000	$0.08	2.6
$ 0.14	1,025,332	$0.14	5.7	1,025,332	$0.14	5.7
$ 0.20	1,100,000	$0.20	5.0	1,100,000	$0.20	5.0
	2,495,332	$0.16	4.9	2,495,332	$0.16	4.9

Warrants to Purchase Common Stock

A summary of warrant transactions during the three months ended January 31, 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2011	4,046,750	$0.12	$10,000
Issued during the period	--	--
Exercised during the period	--	--
Expired during the period	(93,750)	$0.25
Outstanding at January 31, 2012	3,953,000	$0.12	$2,000
Exercisable at January 31, 2012	3,953,000	$0.12	$2,000
Exercisable at October 31, 2011	4,046,750	$0.12	$10,000

Information with respect to outstanding warrants and warrants exercisable at January 31, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$ 0.04	200,000	$0.04	2.3	200,000	$0.04	2.3
$ 0.10 - 0.13	3,035,000	$0.10	0.5	3,035,000	$0.10	0.5
$ 0.20 - 0.25	718,000	$0.22	0.4	718,000	$0.22	0.4
	3,953,000	$0.12	0.6	3,953,000	$0.12	0.6

11.	Commitments and Contingencies

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

Effective October 31, 2011, Messrs. LaVance and Gifford agreed to forfeit an aggregated $824,170 of accrued compensation due to under the Employment Agreements, which the Company recorded as additional paid-in capital for the fiscal year ended October 31, 2011.  Of this amount, $741,670 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.  After giving effect to the above forfeitures of accrued compensation, as of January 31, 2012, the Company had accrued $200,000 of compensation payments related to the Employment Agreements.

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

We will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through equity and/or debt financing or through corporate partnerships.  We continue to pursue potential investors and from time to time engage placement agents to assist us in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships and/or through equity and/or debt financing.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2011.  There have been no material changes to the critical accounting policies.

Results of Operations

Research and Development.  For the three months ended January 31, 2012, research and development expenses were $8,890, as compared to $7,705 for the three months ended January 31, 2011.  The $1,185, or 15%, increase in research and development expense for the three months ended January 31, 2012 was due to an increase in patent costs.

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

General and Administrative.  For the three months ended January 31, 2012, general and administrative expenses were $68,034, as compared to $184,962 for the three months ended January 31, 2011.  The $116,928, or 63%, decrease in general and administrative expenses for the three months ended January 31, 2012 was primarily due to a $108,174 decrease in employee payroll and related tax and benefit costs primarily related to Messrs. LaVance and Gifford’s agreement with the Company to waive salary due to them under the Employment Agreements effective November 1, 2011 until the Company is able to raise sufficient capital, a $7,500 decrease in director fees related to each directors agreement with the Company to waive cash compensation due effective to them November 1, 2011 until the Company is able to raise sufficient capital, a $4,761 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, a $3,481 decrease in consulting services and a $2,104 decrease in the cost of director and officer liability insurance.  These decreases in general and administrative expenses for the three months ended January 31, 2012 were partially offset by a $1,193 increase in SEC filing fees, a $1,941 increase in office related costs and a $5,596 increase in legal expenses due to an increase in costs associated with securities reporting and other corporate activities.

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

Interest Expense.  During the three months ended January 31, 2012 and 2011, we incurred interest expense of $6,925 and $5,120, respectively, primarily related to convertible debentures.  The $1,805, or 35%, increase in interest expense for the three months ended January 31, 2012 was primarily due to the interest associated with the convertible debenture issued in May 2011.

Loss on Conversion of Convertible Debentures.  During the three months ended January 31, 2012, we recognized a loss of $21,750 on the conversion of certain February 2007 Convertible Debentures resulting from a reduction in the conversion price.

Net Loss.  For the three months ended January 31, 2012, Scivanta had a net loss of $105,599, or $0.00 per share (basic and diluted), as compared to a net loss of $197,787, or $0.01 per share (basic and diluted), for the three months ended January 31, 2011.  The decrease in the net loss was primarily attributable to a $116,928 decrease in general and administrative expenses, offset by the $21,750 loss on the conversion of convertible debentures.

Liquidity and Capital Resources

As of January 31, 2012, Scivanta had working capital deficiency of $579,778 and cash on hand of $94,753.  The $48,508 increase in cash on hand from October 31, 2011 was primarily due to the receipt of $131,979 of gross proceeds related to the QTDP grant offset by our continuing operating expenses.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and proceeds received from the QTDP grant.

As of March 15, 2012, our cash position was approximately $72,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately three to five months from the filing date of this quarterly report on Form 10-Q.  We have reduced operating expenses and effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also deferred the payment of $200,000 of accrued compensation due to its officers, has deferred the payment of $17,000 to its directors and a former director and has deferred certain other vendor payments until the Company secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in the annual report on Form 10-K for the fiscal year ended October 31, 2011, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

On January 11, 2012, the Company issued, in a private placement, 500,000 shares of common stock at $0.10 per share as full payment of $50,000 of outstanding principal on certain February 2007 Debentures and 52,370 shares of common stock at a per share prices ranging between $0.07 and $0.08 as full payment of $3,729 of accrued and unpaid interest related to those February 2007 Debentures.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock as defined in the February 2007 Debentures.

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

DATE:	SCIVANTA MEDICAL CORPORATION

March 16, 2012	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

SCIVANTA MEDICAL CORPORATION

March 16, 2012	By:	/s/ Thomas S. Gifford
Thomas S. Giffor
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

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

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2.
4.5
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

10.3
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

10.4
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.16 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.17 to the Registrant’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6
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

10.8
Warrant to purchase 109,000 shares of common stock of the Registrant, dated March 15, 2007, issued to Anthony Giordano, III (Incorporated by reference to Exhibit 10.19 to the Registrant’s current report on Form 8-K filed with the SEC on March 19, 2007).

10.9
Registrant’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (Incorporated by reference to Appendix to the Registrant’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.10
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.21 to the Registrant’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.22 to the Registrant’s current report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit Number	Description of Exhibit

10.12
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 27,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.23 to the Registrant’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.13
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.24 to the Registrant’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.14
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 29,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.25 to the Registrant’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.15
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance (Incorporated by reference to Exhibit 10.26 to the Registrant’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.16
Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.27 to the Registrant’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.17
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance (Incorporated by reference to Exhibit 10.27 to the Registrant’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.18
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford (Incorporated by reference to Exhibit 10.28 to the Registrant’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.19
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and David R. LaVance.  (Incorporated by reference to Exhibit 10.23 to the Registrant’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.20
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Registrant and Thomas S. Gifford. (Incorporated by reference to Exhibit 10.24 to the Registrant’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

Exhibit Number	Description of Exhibit

10.21
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Registrant (Incorporated by reference to Exhibit 10.32 to the Registrant’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.22
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