Form 10-Q
period 2012-04-30
SCIVANTA MEDICAL CORP
filed 2012-06-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2012

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

As of June 11, 2012, there were 31,116,913 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

The balance sheet as of April 30, 2012, the related statements of operations for the three and six months ended April 30, 2012 and 2011 and cash flows for the six months ended April 30, 2012 and 2011 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2011.

The results of operations for the three and six months ended April 30, 2012 and 2011, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	April 30, 2012	October 31, 2011
Assets

Current assets:
Cash	$54,566	$46,245
Grant receivable	--	131,979
Prepaid expenses	19,259	6,037
Total current assets	$73,825	$184,261

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$218,414	$208,912
Accounts payable - related party	51,353	41,302
Accrued expenses	75,784	81,794
Accrued compensation	225,627	225,627
Notes payable	113,951	105,000
Convertible debentures	25,000	75,000
Total current liabilities	710,129	737,635

Convertible debentures	275,000	275,000

Total liabilities	985,129	1,012,635

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value; 100,000,000 shares authorized; 31,116,913 and 30,564,543 shares issued and outstanding, respectively	31,117	30,564
Additional paid-in capital	22,343,225	22,264,583
Accumulated deficit	(23,285,646)	(23,123,521)

Total stockholders' deficiency	(911,304)	(828,374)

Total liabilities and stockholders' deficiency	$73,825	$184,261

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011

Grant revenue	$--	$--	$--	$--

Operating expenses (income):
Research and development	--	26,646	8,890	34,351
General and administrative	50,319	178,188	118,353	363,150

Loss from operations	(50,319)	(204,834)	(127,243)	(397,501)

Interest expense	(6,207)	(5,200)	(13,132)	(10,320)
Loss on conversion of convertible debentures	--	--	(21,750)	--

Net loss	$(56,526)	$(210,034)	$(162,125)	$(407,821)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	31,116,913	30,042,071	30,915,859	29,926,421

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(162,125)	$(407,821)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation expense	3,716	12,561
License fees	--	26,562
Loss on conversion of convertible debentures	21,750	--
Changes in operating assets and liabilities:
Grant receivable	131,979	112,500
Prepaid expenses	2,645	16,881
Accounts payable	9,502	31,142
Accounts payable - related party	10,051	(12,348)
Accrued expenses	(2,281)	(2,125)
Accrued compensation	--	198,477
Net cash provided by (used in) operating activities	15,237	(24,171)

Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	--	22,125
Repayment of notes payable	(6,916)	(5,171)
Refund of proceeds from deposit on stock purchase	--	(100,000)
Restricted cash – stock purchase	--	100,000
Net cash (used in) provided by financing activities	(6,916)	16,954

Increase (decrease) in cash	8,321	(7,217)
Cash - beginning of period	46,245	81,365
Cash - end of period	$54,566	$74,148

Supplemental disclosure of cash flow information:
Cash paid for interest	$412	$320

Noncash financing activities:
Issuance of 552,370 shares of common stock as payment of $50,000 of principal and $3,729 of interest due on convertible debentures	$53,729	$--
Issuance of note payable as payment for insurance premium	$15,867	$15,867
The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.  Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations (excluding the grant receivable), has a working capital deficiency, a note payable of $105,000 due on July 31, 2012 (see Note 2) and an accumulated deficit of $23,285,646 as of April 30, 2012.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  The recent economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and or debt investors and from time to time engages placement agents to assist the Company in this initiative.  The Company has reduced operating expenses and effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also deferred the payment of $200,000 of accrued compensation due to its officers, deferred the payment of $17,000 to its directors and a former director and deferred certain other vendor payments until the Company secures sufficient additional financing.

While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to our stockholders.

2.  Amended and Restated SCMS License Agreement

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

The Amended and Restated License Agreement also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  If Scivanta materially fails to perform any covenant, condition or undertaking of the Amended and Restated License Agreement, then the Licenser may give written notice of such default to Scivanta.  If Scivanta should fail to cure such default within ninety (90) days of notice of default, then the Licenser, at its option, may terminate the Amended and Restated License Agreement.  Further, the Amended and Restated License Agreement contains standard provisions regarding indemnification and patent prosecution.

3.  Grant Receivable

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  The entire grant equaled $244,479 and was disbursed over a two year period.  Under the QTDP grant, the Company was awarded an initial amount of $112,500 for its fiscal year ended October 31, 2010 and was awarded the remainder of the grant, amounting to $131,979, for its fiscal year ended October 31, 2011.  The Company recorded a grant receivable of $131,979 at October 31, 2011, which amount was paid in full to the Company during the quarter ended January 31, 2012.  The Company has no further performance obligations to meet relating to this grant.

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

During the three months and six months ended April 30, 2012, the Company was billed $17,011 and $36,567, respectively, pursuant to the terms of the sublease agreement.  As of April 30, 2012, the Company owed Century Capital $50,000 for rent and $1,353 for other expenses, which amounts are included in accounts payable – related party.  During the three and six months ended April 30, 2011, the Company was billed $17,012 and $35,908, respectively, pursuant to the terms of the sublease agreement.

5.  Notes Payable

Note Payable – Hickey

Under the Amended and Restated License Agreement (see Note 2), the Company has agreed to pay Hickey $135,000, which was paid or is required to be paid as follows:  (a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 is due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.  As of April 30, 2012 and October 31, 2011, the Company recorded the $105,000 due to Hickey as a component of notes payable.

Note Payable – Insurance

On January 4, 2012, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”).  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $1,832, including interest, with the first payment due on January 31, 2012.  For the three and six months ended April 30, 2012, the Company recorded a total of $289 and $412, respectively, of interest expense related to this finance agreement.  As of April 30, 2012, the outstanding principal balance related to this finance agreement was $8,951, which is recorded as a component of notes payable.

6.  Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 totaling $250,000 (the “February 2007 Debentures”).  In January 2010, the holders agreed to amend the February 2007 Debentures.  Pursuant to this amendment, the holders agreed to a new maturity date of January 31, 2012, extending the term of the February 2007 Debentures for an additional two year period.

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

For the three and six months ended April 30, 2012, the Company recorded a total of $3,946 and $8,731, respectively, of interest expense related to the February 2007 Debentures.  For the three and six months ended April 30, 2011, the Company recorded a total of $5,000 and $10,000, respectively, of interest expense related to the February 2007 Debentures.  As of April 30, 2012, $20,002 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.  The Company expects to settle this interest obligation through the issuance of shares of the Company’s common stock or the payment of cash or a combination thereof.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”). For the three and six months ended April 30, 2012, the Company recorded a total of $1,972 and $3,989 of interest expense related to the May 2011 Debenture. As of April 30, 2012, $7,584 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expense. The Company expects to settle this interest obligation through the issuance of shares of the Company’s common stock or the payment of cash or a combination thereof.

7.  Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”).  During the three and six months ended April 30, 2012, the Company recorded employee stock-based compensation expense of $0 and $3,716, respectively.  During the three and six months ended April 30, 2011, the Company recorded employee stock-based compensation expense of $4,084 and $12,561, respectively,  which amounts were included in general and administrative expense.

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

For the three and six months ended April 30, 2012, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 3,430,000 shares of common stock issuable upon the exercise of outstanding warrants and 4,166,666 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

9.  Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of April 30, 2012, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of April 30, 2012, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the six months ended April 30, 2012 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2011	2,495,332	$0.16	$5,800
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at April 30, 2012	2,495,332	$0.16	$1,050
Exerciseable at April 30, 2012	2,495,332	$0.16	$1,050
Exerciseable at October 31, 2011	2,328,664	$0.16	$5,800

Information with respect to outstanding options and options exercisable as of April 30, 2012 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.02	35,000	$0.02	2.7	35,000	$0.02	2.7
$0.08	335,000	$0.08	2.3	335,000	$0.08	2.3
$0.14	1,025,332	$0.14	5.4	1,025,332	$0.14	5.4
$0.20	1,100,000	$0.20	4.8	1,100,000	$0.20	4.8
	2,495,332	$0.16	4.7	2,495,332	$0.16	4.7

Warrants to Purchase Common Stock

A summary of warrant transactions during the six months ended April 30, 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2011	4,046,750	$0.12	$10,000
Issued during the period	--	--
Exercised during the period	--	--
Expired during the period	(616,750)	$0.22
Outstanding at April 30, 2012	3,430,000	$0.11	$2,000
Exerciseable at April 30, 2012	3,430,000	$0.11	$2,000
Exerciseable at October 31, 2011	4,046,750	$0.12	$10,000

Information with respect to outstanding warrants and warrants exercisable at April 30, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.04	200,000	$0.04	2.0	200,000	$0.04	2.0
$0.10 - 0.13	3,035,000	$0.10	0.3	3,035,000	$0.10	0.3
$0.20 - 0.25	195,000	$0.21	1.3	195,000	$0.21	1.3
	3,430,000	$0.11	0.4	3,430,000	$0.11	0.4

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

Results of Operations

Research and Development.  For the three months ended April 30, 2012, research and development expenses were $0, as compared to $26,646 for the three months ended April 30, 2011.  The $26,646, or 100%, decrease in research and development expense for the three months ended April 30, 2012 was primarily due to a $26,562 decrease in license costs related to the Amended and Restated License Agreement.

For the six months ended April 30, 2012, research and development expenses were $8,890, as compared to $34,351 for the six months ended April 30, 2011.  The $25,461, or 74%, decrease in research and development expense for the six months ended April 30, 2012 was due to a $26,562 decrease in license costs related to the Amended and Restated License Agreement, offset by a $1,101 increase in patent costs.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2012 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2012 to significantly increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2012 to remain at current levels.

General and Administrative.  For the three months ended April 30, 2012, general and administrative expenses were $50,319, as compared to $178,188 for the three months ended April 30, 2011.  The $127,869, or 72%, decrease in general and administrative expenses for the three months ended April 30, 2012 was primarily due to a $98,603 decrease in employee payroll and related tax and benefit costs primarily related to Messrs. LaVance and Gifford’s agreement with the Company, effective November 1, 2011, to waive salary due to each of them under their respective employment agreements until the Company is able to raise sufficient capital, a $10,500 decrease in director fees related to each directors agreement with the Company to waive cash compensation due effective to them November 1, 2011 until the Company is able to raise sufficient capital, a $5,292 decrease in legal expenses associated with a reduction in corporate activities and a $5,248 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

For the six months ended April 30, 2012, general and administrative expenses were $118,353, as compared to $363,150 for the six months ended April 30, 2011.  The $244,797, or 67%, decrease in general and administrative expenses for the six months ended April 30, 2012 was primarily due to a $206,776 decrease in employee payroll and related tax and benefit costs primarily related to Messrs. LaVance and Gifford’s agreement with the Company, effective November 1, 2011, to waive salary due to each of them under their respective employment agreements until the Company is able to raise sufficient capital, an $18,000 decrease in director fees related to each directors agreement with the Company to waive cash compensation due effective to them November 1, 2011 until the Company is able to raise sufficient capital and a $10,009 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

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

Interest Expense.  For the three months ended April 30, 2012, interest expense was $6,207, as compared to $5,200 for the three months ended April 30, 2011.  The $1,007, or 19%, increase in interest expense for the three months ended April 30, 2012 was primarily due to a $1,972 increase in interest expense associated with the May 2011 Debenture, offset by a $1,054 decrease in interest expense associated with the February 2007  Debentures due to the partial conversion to common stock of certain February 2007 Debentures.

For the six months ended April 30, 2012, interest expense was $13,132, as compared to $10,320 for the six months ended April 30, 2011.  The $2,812, or 27%, increase in interest expense for the six months ended April 30, 2012 was primarily due to a $3,989 increase in interest expense associated with the May 2011 Debenture, offset by a $1,269 decrease in interest expense associated with the February 2007  Debentures due to the partial conversion to common stock of certain February 2007 Debentures.

Loss on Conversion of Convertible Debentures.  For the three and six months ended April 30, 2012, we recognized a loss of $0 and $21,750, respectively, on the conversion of certain February 2007 Convertible Debentures resulting from a reduction in the conversion price.

Net Loss.  For the three months ended April 30, 2012, Scivanta had a net loss of $56,526, or $0.00 per share (basic and diluted), as compared to a net loss of $210,034, or $0.01 per share (basic and diluted), for the three months ended April 30, 2011.  The decrease in the net loss was primarily attributable to a $26,646 decrease in research and development expenses and a $127,869 decrease in general and administrative expenses, offset by a $21,750 loss on the conversion of certain February 2007 Debentures.

For the six months ended April 30, 2012, Scivanta had a net loss of $162,125, or $0.01 per share (basic and diluted), as compared to a net loss of $407,821, or $0.01 per share (basic and diluted), for the six months ended April 30, 2011.  The decrease in the net loss was primarily attributable to a $25,461 decrease in research and development expenses and a $244,797 decrease in general and administrative expenses, offset by a $21,750 loss on the conversion of certain February 2007 Debentures.

Liquidity and Capital Resources

As of April 30, 2012, Scivanta had working capital deficiency of $636,304 and cash on hand of $54,566.  The $8,321 increase in cash on hand from October 31, 2011 was primarily due to the receipt of $131,979 of gross proceeds related to the QTDP grant offset by our continuing operating expenses.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and proceeds received from the QTDP grant.

As of June 11, 2012, our cash position was approximately $30,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately three months from the filing date of this quarterly report on Form 10-Q.  We have reduced operating expenses and effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also deferred the payment of $200,000 of accrued compensation due to its officers, deferred the payment of $17,000 to its directors and a former director and deferred certain other vendor payments until the Company secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in our annual report on Form 10-K for the fiscal year ended October 31, 2011, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

June 14, 2012	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 14, 2012	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description of Exhibit
3.1
Restated Articles of Incorporation of Scivanta Medical Corporation, formerly Medi-Hut Co., Inc. (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on January 23, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2007).

3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1
Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2
Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts:  Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Alan Eicoff ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); Robert P. Reynolds ($12,500); Chartwell Partners, LLP ($12,500); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3
Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4
Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5
8% Convertible Debenture, dated as of May 20, 2011, issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

10.1
The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2
Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

Exhibit
Number	Description of Exhibit
10.3
Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.4
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.9	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.10
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.12
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 27,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.23 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.13
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.24 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit Number	Description of Exhibit
10.14
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 29,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.25 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.15
Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.16
Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.17
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.18
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.19
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.20
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.21
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.22
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

Exhibit Number	Description of Exhibit
10.27
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.28
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.29
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 39,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.