Form 10-Q
period 2012-07-31
SCIVANTA MEDICAL CORP
filed 2012-09-19
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended July 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 17, 2012, there were 31,116,913 shares of the registrant’s common stock, par value $.001 per share, outstanding.

SCIVANTA MEDICAL CORPORATION

INDEX TO FORM 10-Q

Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Balance Sheets (unaudited) as of July 31, 2012 and October 31, 2011	2

Statements of Operations (unaudited) for the three and nine months ended July 31, 2012 and 2011	3

Statements of Cash Flows (unaudited for the nine months ended July 31, 2012 and 2011	4

Notes to the Unaudited Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures	18

Index of Exhibits	E-1

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

PART I . FINANCIAL INFORMATION

Item 1.               Financial Statements

The balance sheet as of July 31, 2012, the related statements of operations for the three and nine months ended July 31, 2012 and 2011 and cash flows for the nine months ended July 31, 2012 and 2011 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2011.

The results of operations for the three and nine months ended July 31, 2012 and 2011, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	July 31, 2012	October 31, 2011
Assets
Current assets:
Cash	$17,994	$46,245
Grant receivable	--	131,979
Prepaid expenses	9,271	6,037

Total current assets	$27,265	$184,261

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$227,793	$208,912
Accounts payable - related party	66,868	41,302
Accrued expenses	81,835	81,794
Accrued compensation	225,627	225,627
Notes payable	110,412	105,000
Convertible debentures	25,000	75,000

Total current liabilities	737,535	737,635

Convertible debentures	275,000	275,000

Total liabilities	1,012,535	1,012,635

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value; 100,000,000 shares authorized; 31,116,913 and 30,564,543 shares issued and outstanding, respectively	31,117	30,564
Additional paid-in capital	22,343,225	22,264,583
Accumulated deficit	(23,359,612)	(23,123,521)

Total stockholders' deficiency	(985,270)	(828,374)

Total liabilities and stockholders' deficiency	$27,265	$184,261

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2012	2011	2012	2011

Grant revenue	$--	$--	$--	$--

Operating expenses (income):
Research and development	5,540	6,930	14,430	41,281
General and administrative	62,209	171,411	180,562	534,561

Loss from operations	(67,749)	(178,341)	(194,992)	(575,842)

Interest expense	(6,217)	(6,821)	(19,349)	(17,141)
Loss on conversion of convertible debentures	--	--	(21,750)	--

Net loss	$(73,966)	$(185,162)	$(236,091)	$(592,983)

Net loss per common share, basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	31,116,913	30,358,021	30,983,366	30,071,869

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(236,091)	$(592,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	3,716	16,782
License fees	--	26,562
Loss on conversion of convertible debentures	21,750	--
Changes in operating assets and liabilities:
Grant receivable	131,979	112,500
Prepaid expenses	12,633	22,847
Accounts payable	18,881	45,426
Accounts payable - related party	25,566	(5,044)
Accrued expenses	3,770	5,457
Accrued compensation	--	299,929
Net cash used in operating activities	(17,796)	(68,524)
Cash flows from financing activities:
Proceeds from sale of common stock, net of offering costs	--	22,125
Proceeds from issuance of convertible debenture	--	100,000
Repayment of notes payable	(10,455)	(42,248)
Refund of proceeds from deposit on stock purchase	--	(100,000)
Restricted cash – stock purchase	--	100,000
Net cash (used in) provided by financing activities	(10,455)	79,877

(Decrease) increase in cash	(28,251)	11,353
Cash - beginning of period	46,245	81,365
Cash - end of period	$17,994	$92,718

Supplemental disclosure of cash flow information:
Cash paid for interest	$579	$563
Noncash financing activities:
Issuance of 552,370 shares of common stock as payment of $50,000 of principal and $3,729 of interest due on convertible debentures	$53,729	$--
Issuance of note payable as payment for insurance premium	$15,867	$15,867
Issuance of 500,000 shares of common stock as payment for interest due on convertible debentures	$--	$20,000
The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and an accumulated deficit of $23,359,612 as of July 31, 2012.  The Company has not paid the $105,000 that was due to Hickey on July 31, 2012 and, as a result, the Amended and Restated License Agreement can be placed in default by the Licensor in accordance with the default provisions of such agreement (see Notes 2 and 4).  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  The recent economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and/or debt investors and from time to time engages placement agents to assist the Company in this initiative.  The Company has reduced operating expenses and effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also deferred the payment of $200,000 of accrued compensation due to its officers, deferred the payment of $17,000 to its directors and a former director and deferred certain other vendor payments until the Company secures sufficient additional financing.

While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to our stockholders (see Note 10).

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

Under the Amended and Restated License Agreement, Scivanta agreed to pay Hickey $135,000, which was paid or required to be paid as follows:  (a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 was due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.  The Company has not paid the $105,000 due to Hickey and, as a result, the Amended and Restated License Agreement can be placed in default by the Licensor in accordance with the default provisions discussed below.

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

The Amended and Restated License Agreement, as amended by the Addendum, also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  If Scivanta materially fails to perform any covenant, condition or undertaking of the Amended and Restated License Agreement, including the failure to make any payments when due, the Licensor may give written notice of such default to Scivanta.  If Scivanta should fail to cure such default within ninety (90) days of notice of such default, then the Licensor, at its option, may terminate the Amended and Restated License Agreement.  Further, the Amended and Restated License Agreement contains standard provisions regarding indemnification and patent prosecution.

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

During the three and nine months ended July 31, 2012, the Company was billed $17,730 and $54,297, respectively, pursuant to the terms of the sublease agreement.  As of July 31, 2012, the Company owed Century Capital $65,000 for rent and $1,868 for other expenses, which amounts are included in accounts payable – related party.  During the three and nine months ended July 31, 2011, the Company was billed $16,005 and $51,913, respectively, pursuant to the terms of the sublease agreement.

4.	Notes Payable

Note Payable – Hickey

Under the Amended and Restated License Agreement (see Note 2), a cash payment of $105,000 was due to Hickey on July 31, 2012.  The Company has not paid the $105,000 due to Hickey and, as a result, the Amended and Restated License Agreement can be placed in default by the Licensor in accordance with the default provisions of such agreement.  The Company recorded the $105,000 due to Hickey as a component of notes payable.

Note Payable – Insurance

On January 4, 2012, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”).  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $1,832, including interest, with the first payment due on January 31, 2012.  For the three and nine months ended July 31, 2012, the Company recorded a total of $167 and $579, respectively, of interest expense related to this finance agreement.  As of July 31, 2012, the outstanding principal balance related to this finance agreement was $5,412, which is recorded as a component of notes payable.

5.	Convertible Debentures

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

Effective January 31, 2012, certain holders of February 2007 Debentures with an aggregate outstanding principal amount of $175,000, agreed to amend such February 2007 Debentures by extending the maturity date to January 31, 2014.  In addition, effective January 31, 2012, a holder of a February 2007 Debenture with an outstanding principal amount of $25,000 agreed to amend his February 2007 Debenture by extending the maturity date to July 31, 2012.  The Company has not made payment on this February 2007 Debenture and as a result, such obligation can be placed in default by the holder.

For the three and nine months ended July 31, 2012, the Company recorded a total of $4,033 and $12,764, respectively, of interest expense related to the February 2007 Debentures.  For the three and nine months ended July 31, 2011, the Company recorded a total of $5,000 and $15,000, respectively, of interest expense related to the February 2007 Debentures.  As of July 31, 2012, $24,035 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expenses.

May 2011 Convertible Debenture
On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”).  For the three and nine months ended July 31, 2012, the Company recorded a total of $2,017 and $6,006 of interest expense related to the May 2011 Debenture.  As of July 31, 2012, $9,601 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC 718”).  During the three and nine months ended July 31, 2012, the Company recorded employee stock-based compensation expense of $0 and $3,716, respectively, which have been included in general and administrative expense.  During the three and nine months ended July 31, 2011, the Company recorded employee stock-based compensation expense of $4,221 and $16,782, respectively,  which have been included in general and administrative expense.

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

For the three and nine months ended July 31, 2012, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 930,000 shares of common stock issuable upon the exercise of outstanding warrants and 4,166,666 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans
The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of July 31, 2012, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of July 31, 2012, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the nine months ended July 31, 2012 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2011	2,495,332	$0.16	$5,800
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at July 31, 2012	2,495,332	$0.16	$700
Exercisable at July 31, 2012	2,495,332	$0.16	$700
Exercisable at October 31, 2011	2,328,664	$0.16	$5,800

Information with respect to outstanding options and options exercisable as of July 31, 2012 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	$0.02	2.4	35,000	$0.02	2.4
$0.08	335,000	$0.08	2.1	335,000	$0.08	2.1
$0.14	1,025,332	$0.14	5.2	1,025,332	$0.14	5.2
$0.20	1,100,000	$0.20	4.5	1,100,000	$0.20	4.5
	2,495,332	$0.16	4.4	2,495,332	$0.16	4.4

Warrants to Purchase Common Stock

A summary of warrant transactions during the nine months ended July 31, 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2011	4,046,750	$0.12	$10,000
Issued during the period	--	--
Exercised during the period	--	--
Expired during the period	(3,116,750)	$0.12
Outstanding at July 31, 2012	930,000	$0.12	$--
Exercisable at July 31, 2012	930,000	$0.12	$--
Exercisable at October 31, 2011	4,046,750	$0.12	$10,000

Information with respect to outstanding warrants and warrants exercisable at July 31, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.04	200,000	$0.04	1.8	200,000	$0.04	1.8
$0.10 - 0.13	535,000	$0.12	0.6	535,000	$0.12	0.6
$0.20 - 0.25	195,000	$0.21	1.0	195,000	$0.21	1.0
	930,000	$0.12	0.9	930,000	$0.12	0.9

10.	Subsequent Events

On August 15, 2012, the Company issued an 8% convertible debenture to an institutional investor (the “August 2012 Debenture”).  The gross proceeds received in connection with this private placement were $100,000.  The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum.  Interest is payable in annual installments, beginning on August 15, 2013, in cash or, at the option of the Company, in shares of the Company’s common stock.  If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the August 2012 Debenture.

The entire principal amount of the August 2012 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.04 per share.  In addition, at the option of the Company and subject to certain restrictions provided in the August 2012 Debenture, the entire principal amount of the August 2012 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.04 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000.  The quoted market price of the Company’s common stock as of August 15, 2012 was $0.04 per share.

An aggregate amount of 2,500,000 shares of the Company’s common stock can be issued pursuant to the August 2012 Debenture. The Company will use the proceeds received in this private placement for working capital purposes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta currently does not sell any products or services.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Research and Development.  For the three months ended July 31, 2012, research and development expenses were $5,540, as compared to $6,930 for the three months ended July 31, 2011.  The $1,390, or 20%, decrease in research and development expense for the three months ended July 31, 2012 was primarily due to a decrease in patent costs.

For the nine months ended July 31, 2012, research and development expenses were $14,430, as compared to $41,281 for the nine months ended July 31, 2011.  The $26,851, or 65%, decrease in research and development expense for the nine months ended July 31, 2012 was primarily due to a $26,562 decrease in license costs related to the Amended and Restated License Agreement.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2012 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2012 to increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2012 to remain at current levels.

General and Administrative.  For the three months ended July 31, 2012, general and administrative expenses were $62,209, as compared to $171,411 for the three months ended July 31, 2011.  The $109,202, or 64%, decrease in general and administrative expenses for the three months ended July 31, 2012 was primarily due to a $99,830 decrease in employee payroll and related tax and benefit costs primarily related to Messrs. LaVance and Gifford’s agreement with the Company, effective November 1, 2011, to waive salary due to each of them under their respective employment agreements until the Company is able to raise sufficient capital, a $9,000 decrease in director fees related to the directors’ agreement with the Company, effective November 1, 2011, to waive cash compensation due them until the Company is able to raise sufficient capital and a $4,220 decrease in stock based compensation expense primarily related to stock options granted to employees and directors, offset by a $4,065 increase in legal expenses associated with corporate activities.

For the nine months ended July 31, 2012, general and administrative expenses were $180,562, as compared to $534,561 for the nine months ended July 31, 2011.  The $353,999, or 66%, decrease in general and administrative expenses for the nine months ended July 31, 2012 was primarily due to a $306,606 decrease in employee payroll and related tax and benefit costs primarily related to Messrs. LaVance and Gifford’s agreement with the Company, effective November 1, 2011, to waive salary due to each of them under their respective employment agreements until the Company is able to raise sufficient capital, a $27,000 decrease in director fees related to the directors’ agreement with the Company, effective November 1, 2011, to waive cash compensation due them until the Company is able to raise sufficient capital and a $13,065 decrease in stock based compensation expense related to stock options granted to employees and directors.

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

Interest Expense.  For the three months ended July 31, 2012, interest expense was $6,217, as compared to $6,821 for the three months ended July 31, 2011.  The $604, or 9%, decrease in interest expense for the three months ended July 31, 2012 was primarily due to a decrease in interest expense associated with the February 2007  Debentures due to the partial conversion to common stock of certain February 2007 Debentures.

For the nine months ended July 31, 2012, interest expense was $19,349, as compared to $17,141 for the nine months ended July 31, 2011.  The $2,208, or 13%, increase in interest expense for the nine months ended July 31, 2012 was primarily due to a $4,428 increase in interest expense associated with the May 2011 Debenture, offset by a $2,236 decrease in interest expense associated with the February 2007  Debentures due to the partial conversion to common stock of certain February 2007 Debentures.

Loss on Conversion of Convertible Debentures.  For the three and nine months ended July 31, 2012, the Company recognized a loss of $0 and $21,750, respectively, on the conversion of certain February 2007 Convertible Debentures resulting from a reduction in the conversion price.

Net Loss.  For the three months ended July 31, 2012, the Company had a net loss of $73,966, or $0.00 per share (basic and diluted), as compared to a net loss of $185,162, or $0.01 per share (basic and diluted), for the three months ended July 31, 2011.  The decrease in the net loss was primarily attributable to a $1,390 decrease in research and development expenses and a $108,800 decrease in general and administrative expenses.

For the nine months ended July 31, 2012, the Company had a net loss of $236,091, or $0.01 per share (basic and diluted), as compared to a net loss of $592,983, or $0.02 per share (basic and diluted), for the nine months ended July 31, 2011.  The decrease in the net loss was primarily attributable to a $26,851 decrease in research and development expenses and a $353,999 decrease in general and administrative expenses, offset by a $21,750 loss on the conversion of certain February 2007 Debentures.

Liquidity and Capital Resources

As of July 31, 2012, the Company had working capital deficiency of $710,270 and cash on hand of $17,994.  The $28,251 decrease in cash on hand from October 31, 2011 was primarily due to the Company’s continuing operating expenses offset by the receipt of $131,979 of gross proceeds related to the Qualified Therapeutic Discovery Project (“QTDP”) grant.

During the past several years, the Company has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and proceeds received from the QTDP grant.

On August 15, 2012, the Company issued an 8% convertible debenture to an institutional investor.  The gross proceeds received in connection with this private placement were $100,000.

As of September 17, 2012, our cash position was approximately $86,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately six months from the filing date of this quarterly report on Form 10-Q.  We have reduced operating expenses and effective November 1, 2011, the Company’s officers agreed to waive the annual base salary due to them and the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also deferred the payment of $200,000 of accrued compensation due to its officers, deferred the payment of $17,000 to its directors and a former director and deferred certain other vendor payments until the Company secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2011, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

Not Applicable.

Item 5.                    Other Information

Under the Amended and Restated License Agreement (see Note 2), a cash payment of $105,000 was due to Hickey on July 31, 2012.  The Company has not paid the $105,000 due to Hickey and, as a result, the Amended and Restated License Agreement can be placed in default by the Licensor in accordance with the default provisions of such agreement.  We are currently in discussions with the Licensor regarding an amendment to the Amended and Restated License Agreement to restructure this payment and address other issues.

Item 6.                    Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

September 19, 2012	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 19, 2012	By:	/s/ Thomas S. Gifford
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