Form 10-K
period 2012-10-31
SCIVANTA MEDICAL CORP
filed 2013-01-29
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended October 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to ______

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

215 Morris Avenue, Spring Lake, New Jersey	07762
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      (732) 282-1620

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2012, the aggregate fair value of the registrant’s common stock held by non-affiliates was approximately $1,170,000.

As of January 25, 2013, there were 45,318,839 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this annual report on Form 10-K and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this annual report on Form 10-K.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.   Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

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

On November 10, 2006, we licensed the exclusive world-wide rights to develop, manufacture and distribute the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in the development stage, however, since the end of fiscal 2009 all development activity has ceased as we attempt to raise additional financing.  See “Item 1. Business – Strategy for Business Development - SCMS.”  Scivanta has not made a $105,000 payment due under its current license agreement regarding the SCMS and can be placed in default by the licensor in accordance with the default provisions of the license agreement.  See “Item 1. Business – Scivanta Agreements – SCMS License Agreement.”

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

The design and engineering of the production model will run concurrent with the clinical trials.  In addition, we must also receive the appropriate regulatory approvals before the SCMS can be marketed in the United States or abroad.  Scivanta will submit its 510(k) premarket notification for the SCMS to the United States Food and Drug Administration (“FDA”) once it has obtained sufficient clinical data for the SCMS.  Upon completion of the SCMS production model, we plan to seek European Union market approval (CE mark).

We will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  We continue to pursue potential investors and from time to time engage placement agents to assist in this endeavor.  No assurances can be given that we will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships or through equity and debt financings.  In addition, no assurances can be given that if we successfully develop and market the SCMS, such product will become profitable.

Depending upon our ability to secure additional financing, the length of the clinical trials and the length of the FDA’s review, Scivanta estimates that it could have 510(k) premarket notification clearance from the FDA for the SCMS within twelve to eighteen months of obtaining sufficient financing, which will allow Scivanta to commence sales of the SCMS in the United States shortly thereafter.  Scivanta estimates that it could be in a position to commence European sales within three to six months following the commencement of sales in the United States.

Other Potential Product Acquisitions

In addition to developing the SCMS, our strategy for business development, once sufficient funding is obtained, will focus on the acquisition, through licensing or purchasing, of technologies, products or services that are sold or are capable of being sold in a specialty or niche market.  Technologies, products or services of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies, patented products or services.  Specialty or niche-market technologies, products or services, in comparison to commodities, generally offer greater operating margins.  These products are distributed through specialty distributor networks, manufacturer representatives or other specialized channels to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

Annual sales, if any, of the prospective technologies, products or services that we will evaluate are generally less than $5 million.  We believe that these technologies, products or services generally are not attractive to larger companies because they do not represent opportunities for revenues and earnings that would be material to those companies.  We will consider technologies, products or services that generally experience lower sales or lack of development because of inadequate distribution channels, lack of companion products or insufficient capital.

Below is a listing of criteria we intend to utilize in identifying and evaluating potential technology, product or service acquisitions:

●	Whether the technology, product or service is a specialty or niche-market product which is distributed through specialty distributors.

●	Whether the technology, product or service is unique or patented.

●	Whether the technology, product or service has, or is capable of achieving, an attractive gross margin, usually in excess of 35%.

●	Whether the prospective seller is receptive to receiving equity as part of the purchase price.

●
Whether the market for the technology, product or service is expanding, but not to such a degree as to attract larger companies or result in the technology, product or service achieving commodity status.

●	Whether we can access marketing channels to market and distribute the technology, product or service.

No assurances can be given that we will have the financial and other resources necessary for us to acquire additional technologies, products or services or implement any part of our business development strategy.  In addition, no assurances can be given that any technology, product or service that we acquire as part of our business development strategy will be profitable.

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

The SCMS provides the following cardiac measurements:  (a) mean left atrial pressure; (b) left ventricular contractility during isovolumic contraction; (c) cardiac output by pulse contour; (d) arterial pulse wave velocity; (e) left atrial transmural pressure; (f) pleural pressure; and (g) systolic time interval.

The current standard of care for monitoring critically ill cardiac challenged patients suffering from various cardiovascular conditions is an invasive procedure known as pulmonary artery catheterization.  That procedure requires an incision into a patient’s neck or groin and the insertion of a pulmonary artery catheter, commonly known as a Swan-Ganz catheter, into the right atrium and ventricle of the heart, and then into a pulmonary artery.  That procedure must be performed within a hospital’s cardiac catheterization unit or intensive care unit.

Unlike the Swan-Ganz catheter, the SCMS does not require a catheterization unit or intensive care unit to be inserted into a patient, providing Scivanta with an expanded market opportunity when compared to the Swan-Ganz.  We believe that the SCMS will be used throughout a hospital including surgical suites, emergency departments and post-surgical settings.  We also believe that the SCMS will ultimately be used on an outpatient basis within a physician’s office and/or surgical centers. In addition, the SCMS also provides clinical measurements of left ventricular contractility, left atrial transmural pressure and pleural pressure, which the Swan–Ganz does not provide.  We believe that the measure of contractility during isovolumic contraction is an important advance offered by the SCMS, and is a distinct advantage over the Swan-Ganz catheter.  Measurement of left ventricular contractility is potentially a new standard for monitoring the treatment of congestive heart failure.

For additional information on the status of the SCMS development and clinical trials, see “Item 1. Business – Strategy for Business Development - SCMS.”

Scivanta Agreements

SCMS License Agreement

On February 14, 2011, Scivanta entered into an Amended and Restated technology license agreement (the “Amended and Restated License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”  The Amended and Restated License Agreement replaced the technology license agreement entered into by Scivanta and the Licensor on November 10, 2006, as amended.

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

Under the Amended and Restated License Agreement, Scivanta agreed to pay Hickey $135,000, which was paid or required to be paid as follows:  (a) a cash payment of $30,000 was made to Hickey on June 3, 2011 and (b) a cash payment of $105,000 was due to Hickey on the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology, but no later than July 31, 2012.  Scivanta has not paid the $105,000 due to Hickey and, as a result, the Amended and Restated License Agreement can be placed in default by the Licensor in accordance with the default provisions discussed below.

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

Scivanta is currently in discussions with the Licensor regarding an amendment to the Amended and Restated License Agreement which, among other things, would restructure the $105,000 payment due to Hickey and would modify certain SCMS development timeframes.  No assurances can be given that Scivanta and the Licensor will agree on the terms and conditions of the proposed amendment to the Amended and Restated License Agreement.

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

The pulmonary artery catheter, otherwise known as the Swan-Ganz catheter, is the established tool for monitoring cardiac performance and left atrial pressure.  The Swan-Ganz catheter is inserted through a vein into the right atrium and ventricle of the heart, and threaded into the pulmonary artery.  Due to the invasive nature of the Swan-Ganz catheter, it must be inserted within a hospital’s catheterization unit or intensive care unit and is not recommended for long-term cardiac monitoring.  The major distributor of the Swan-Ganz catheter is Edwards Lifesciences Corporation.

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

Medical device manufacturers and distributors are generally subject to periodic inspections by the FDA.  If the FDA determines that a company is not in compliance with applicable laws and regulations, it can, among other things, issue a warning letter apprising the company of non-compliant conduct, detain or seize products, issue a recall, enjoin future violations and assess civil and criminal penalties against the company, its officers or its employees.  In addition, it is possible that clearances or approvals could be withdrawn in certain circumstances.  Failure to comply with regulatory requirements or any adverse regulatory action could have a material adverse effect on our future business, financial condition and results of operations.

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

Item 3.       Legal Proceedings

None.

Item 4.       Mine Safety Disclosures

Not applicable.

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

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2010 through October 31, 2012 as reported by the OTC Bulletin Board.  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2012	High	Low
First Quarter	$0.11	$0.03
Second Quarter	0.08	0.03
Third Quarter	0.05	0.04
Fourth Quarter	0.04	0.04

Year Ended October 31, 2011	High	Low
First Quarter	$0.10	$0.03
Second Quarter	0.04	0.01
Third Quarter	0.10	0.01
Fourth Quarter	0.12	0.04

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  As of January 25, 2013, we had five market makers for our common stock which were Knight Capital Americas LLC, Buckman, Buckman and Reid, Inc., Monarch Bay Associates, LLC, ETrade Capital Markets LLC and Canaccord Genuity Inc.

Stockholders

As of January 25, 2013, the approximate number of registered holders of our common stock was 440; the number of issued and outstanding shares of our common stock was 45,318,839; and there were 770,000 shares of common stock subject to outstanding warrants, 2,414,332 shares of common stock subject to outstanding stock options, and 6,666,668 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2012

There were no sales of unregistered securities during the fiscal year ended October 31, 2012, other than those reported on Forms 10-Q and/or 8-K filed by Scivanta during the fiscal year ended October 31, 2012.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.       Selected Financial Data

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2012 and 2011.  This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2012 and 2011 and the related notes thereto, which begin on page F-1 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta currently does not sell any products or technologies. See “Item 1. Business – General.”

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in development stage, however, since the end of fiscal 2009 all development activity has ceased as we attempt to raise additional financing.  See “Item 1. Business – Strategy for Business Development - SCMS.”  Scivanta has not made a $105,000 payment due to Hickey under the Amended and Restated License Agreement regarding the SCMS and can be placed in default by the Licensor in accordance with the default provisions of the Amended and Restated License Agreement.  See “Item 1. Business – Scivanta Agreements – SCMS License Agreement.”

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

Grant Revenue

Revenue from grants to support product development is recognized when costs and expenses reimbursable under the grants have been incurred and payments under the grants become contractually due.

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

Scivanta calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  Scivanta estimates forfeiture rates for all unvested awards when calculating the expense for a period.  In estimating the forfeiture rate, Scivanta monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

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

Results of Operations

Grant Revenue.  For the fiscal year ended October 31, 2012, grant revenue was $0 as compared to $131,979 of the fiscal year ended October 31, 2011.  The $131,979 decrease in grant revenue for the fiscal year ended October 31, 2012 was due to the decrease in grant revenue related to the Qualifying Therapeutic Discovery Project (“QTDP”) grant awarded to Scivanta on October 29, 2010.  The QTDP grant was awarded under a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  Pursuant to the terms of the QTDP grant, Scivanta was awarded $131,979, which amount was recognized as revenue during its fiscal year ended October 31, 2011.

Net Sales.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.

Research and Development.  For the fiscal year ended October 31, 2012, research and development expenses were $21,721, as compared to $41,511 for the fiscal year ended October 31, 2011.  The $19,790, or 48%, decrease in research and development expenses for the fiscal year ended October 31, 2012 was due to a $26,562 decrease in license costs associated with the Amended and Restated License Agreement, offset by a $6,772 increase in patent costs related to the SCMS.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2013 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2013 to significantly increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2013 to remain at the current level.

General and Administrative.  For the fiscal year ended October 31, 2012, general and administrative expenses were $245,881, as compared to $728,187 for the fiscal year ended October 31, 2011.  The $482,306, or 66%, decrease in general and administrative expenses for the fiscal year ended October 31, 2012 was primarily due to a $405,197 decrease in employee payroll and related tax and benefit costs primarily related to Messrs. LaVance and Gifford’s agreement with Scivanta, effective November 1, 2011, to waive salary due to each of them under their respective employment agreements until Scivanta is able to raise sufficient capital (see “Part III.  Item 11.  Executive Compensation – Employment Agreements”), a $38,000 decrease in director fees related to the directors’ agreement with Scivanta, effective November 1, 2011, to waive cash compensation due them until Scivanta is able to raise sufficient capital  (see “Part III.  Item 11.  Executive Compensation – Director Compensation”), an $18,000 decrease in accounting fees and a $17,285 decrease in stock based compensation expense primarily related to stock options granted to employees and directors.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2013 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2013 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS, we would expect general and administrative expenses for the fiscal year ending October 31, 2013 to decrease as we continue to reduce our operating activities.

Operating Income.  During the fiscal year ended October 31, 2012, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $13,428.  During the fiscal year ended October 31, 2011, we recognized a gain of $48,434 on the settlement of accounts payable related to certain vendor obligations.

Interest Expense.  During the fiscal years ended October 31, 2012 and 2011, we incurred interest expense of $27,195 and $24,199, respectively, primarily related to convertible debentures.  The $2,996, or 12%, increase in interest expense for the fiscal year ended October 31, 2012 was primarily due to the interest associated with the convertible debenture issued in May 2011 and the convertible debenture issued in August 2012.

Loss on Conversion of Convertible Debentures.  For the fiscal year ended October 31, 2012, Scivanta recognized a loss of $21,750 on the conversion of certain convertible debentures issued in February 2007 due to a reduction in the conversion price.

Net Loss.  For the fiscal year ended October 31, 2012, Scivanta had a net loss of $303,119, or $0.01 per share (basic and diluted), as compared to a net loss of $613,484 or $0.02 per share (basic and diluted), for the fiscal year ended October 31, 2011.  The $310,365, or 51%, decrease in net loss for the fiscal year ended October 31, 2012 was primarily due to a $19,790 decrease in research and development expenses and a $482,306 decrease in general and administrative expenses, offset by a $131,979 decrease in grant revenue, a $35,006 decrease in the gain on the settlement of accounts payable and a $21,750 increase in the loss on conversion of convertible debentures.

Liquidity and Capital Resources

As of October 31, 2012, Scivanta had a working capital deficiency of $677,298 and cash on hand of $64,325.  The $18,080 increase in cash on hand from October 31, 2011 was primarily due to Scivanta’s receipt of $131,979 of gross proceeds related to the QTDP grant and the receipt of $100,000 of gross proceeds related to the convertible debenture issued in August 2012, offset by our continuing operating expenses.

During the past several years, Scivanta has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and proceeds received from the QTDP grant.

On January 23, 2013, Scivanta issued 5,882,352 shares of its common stock as payment of $200,000 of accrued compensation due to its officers, issued 500,001 shares of its common stock as payment of $17,000 of fees owed to its directors and a former director and issued 2,794,118 shares of its common stock to Century Capital as payment of $95,000 of office rent owed by Scivanta through January 31, 2013 ($80,000 accrued as of October 31, 2012).

On January 25, 2013, Scivanta sold 4,454,455 shares of its common stock to a private investor.  The gross proceeds received in connection with this private placement were $50,000.

As of January 25, 2013, our cash position was approximately $84,600.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately six months from the filing date of this annual report on Form 10-K.  We have reduced operating expenses and effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and the Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors.  Scivanta has also deferred certain vendor payments until it secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in their report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

We currently do not have any lending relationships with commercial banks and do not anticipate establishing such relationships in the foreseeable future due to our limited operations and assets.  We believe that our focus should be on obtaining additional capital through the private placement of our securities.  We are pursuing potential equity and/or debt investors and have from time to time engaged placement agents to assist us in this initiative.  While we are pursuing the opportunities and actions described above, there can be no assurance that we will be successful in our efforts.  If we are unable to secure additional capital, we will explore other strategic alternatives, including, but not limited to, the sale of Scivanta.  Any additional equity financing may result in substantial dilution to our stockholders.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Scivanta's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Scivanta's reports filed under the Exchange Act is accumulated and communicated to management, including Scivanta's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Scivanta is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal controls over financial reporting include those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Scivanta; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Scivanta are being made only in accordance with authorizations of management and directors of Scivanta; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Scivanta’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of Scivanta’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Scivanta’s internal control over financial reporting was effective as of October 31, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in Scivanta’s internal control over financial reporting during Scivanta’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Scivanta's internal control over financial reporting.

Item 9B.    Other Information

Issuance of Common Stock as Payment of Certain Obligations

On January 23, 2013, Scivanta issued 2,941,176 shares of its common stock to each of Mr. LaVance and Mr. Gifford (5,882,352 in aggregate) as full payment of $100,000 of accrued compensation due to each of Mr. LaVance and Mr. Gifford ($200,000 in aggregate).

On January 23, 2013, Scivanta issued 500,001 shares of its common stock as full payment of $17,000 of fees owed to its current directors and a former director.

On January 23, 2013, Scivanta issued 2,794,118 shares of its common stock to Century Capital as payment of $95,000 of office rent owed by Scivanta through January 31, 2013 ($80,000 accrued as of October 31, 2012).

In connection with each of the above issuances of shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Sale of Common Stock

On January 25, 2013, Scivanta sold to a private investor 4,545,455 shares of its common stock at a per share price of $0.011, the quoted market price of Scivanta’s common stock on the date of closing the transaction.  The gross proceeds received in connection with this private placement were $50,000.

In connection with the issuance of these shares, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 23, 2013, Scivanta issued 320,000 shares of its common stock to the February 2007 debenture holders in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of Scivanta’s common stock ($0.05 per share) as defined in the February 2007 debenture.

On January 23, 2013, Scivanta issued 160,000 shares of its common stock to the May 2011 debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2011 through May 19, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of Scivanta’s common stock ($0.05 per share) as defined in the May 2011 debenture.

In connection with each of the above issuances of shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of Scivanta. The name, age, principal occupation or employment and biographical information of each member of the board of directors of Scivanta who served as of October 31, 2012 are set forth below:

Name	Age	Principal Occupation or Employment

David R. LaVance	59	Chairman of the Board, President and Chief Executive Officer of Scivanta and Integrated Environmental Technologies, Ltd.

Thomas S. Gifford	44	Executive Vice President, Chief Financial Officer and Secretary of Scivanta and Integrated Environmental Technologies, Ltd.

Lawrence M. Levy	74	Retired Partner of Brown Rudnick LLP

Anthony Giordano, III	47	President and Chief Executive Officer of Colonial American Bank

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

Biographical Information

David R. LaVance:  Mr. LaVance has served as Scivanta’s President and Chief Executive Officer and the Chairman of its board of directors since March 21, 2003.  He also is the President and co-founder of Century Capital which was founded in 1997.  Since May 2011, he has also served as the Chairman, President and Chief Executive Officer of Integrated Environmental Technologies, Ltd. (OTC:  IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions.  Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies from 1995 through 1997.  Prior to joining KPMG Health Ventures, Mr. LaVance was a founder of Physicians Data Corporation, a health informatics company formed in 1994, and served as the President of Nuclear Care, Inc., a nuclear imaging clinical services provider from 1992 through 1995.  Before founding Nuclear Care, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992.  Mr. LaVance currently is the chairman of the board of directors of Hologic, Inc. (NASDAQ:  HOLX), a publicly traded medical device company specializing in digital imaging.  Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University.  As our President and Chief Executive Officer, Mr. LaVance has direct responsibility for Scivanta’s strategy and operations.  This position, together with his many years of experience in corporate management, makes him an invaluable contributor to the board.

Thomas S. Gifford:  Mr. Gifford has served as Scivanta’s Executive Vice President, Chief Financial Officer and as a director since March 21, 2003, and has served as the Secretary of Scivanta since July 22, 2003.  Mr. Gifford is also the Vice President and co-founder of Century Capital.  Since May 2011, he has also served as the Executive Vice President, Chief Financial Officer and Secretary of Integrated Environmental Technologies, Ltd. (OTC:  IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions.  He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant.  He was formerly a Manager and Associate Director of KPMG Health Ventures.  Prior to KPMG Health Ventures, Mr. Gifford was an accountant for KPMG Peat Marwick LLP from 1990 through 1994, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies.  Mr. Gifford currently serves on the board of directors of Maloy Risk Services, Inc., a privately held insurance brokerage.  Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law. Mr. Gifford’s mix of leadership, management, strategic, operation and finance skills and experience enable him to provide important accounting and finance experience and operational insights to the board.

Lawrence M. Levy:  Mr. Levy has served as a director of Scivanta since March 15, 2007.  He retired from the position of Senior Counsel at Brown Rudnick LLP, an international law firm, in January 2011.  Mr. Levy had been Senior Counsel at Brown Rudnick since February 2005 and, for more than 30 years before that, had been a Partner at Brown Rudnick, specializing in corporate and securities law. Mr. Levy is also a member of the boards of directors of Hologic, Inc. (NASDAQ: HOLX), a publicly traded medical device company specializing in digital imaging, Option N.V. of Belgium, a broadband wireless company specializing in data cards, embedded wireless modules, fixed mobile devices and related software and the Facing History and Ourselves National Foundation. Mr. Levy received a B.A. from Yale University and a L.L.B. from Harvard Law School.  Mr. Levy’s mix of leadership, management, strategic and legal skills and experience enable him to provide important legal experience and governance insights to the board.

Anthony Giordano, III:  Mr. Giordano has served as a director of Scivanta since March 15, 2007.  He is currently the President and Chief Executive Officer and a director of Colonial American Bank, which is currently headquartered in Horsham, Pennsylvania.  From January 1, 2005 through November 30, 2010, Mr. Giordano served as the Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp (formerly Monmouth Community Bancorp), a publicly traded bank holding company (NASDAQ:  CJBK), and its wholly-owned subsidiary, Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.), from January 1, 2005 through date of the consummation of the merger of Central Jersey Bancorp and Kearny Financial Corp. on November 30, 2010.  Prior to the consummation of the combination of Monmouth Community Bancorp and Allaire Community Bank on January 1, 2005, he served as an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of Monmouth Community Bancorp and its bank subsidiary, Monmouth Community Bank, N.A.  Prior to joining Monmouth Community Bank, N.A. in May 1998, Mr. Giordano was employed by PNC Bank (formerly Midlantic Bank), where he served as Real Estate Banking Officer from 1996 to 1998 and Senior Accountant/Financial Analyst from 1994 to 1996.  From 1988 to 1994, Mr. Giordano served in various positions at Shadow Lawn Savings Bank, including Budget and Financial Planning Manager and Financial Analyst.  Mr. Giordano received an M.B.A. degree from Monmouth University and a B.S. degree in finance from Kean University.  Mr. Giordano’s mix of leadership, management, strategic and finance skills and experience enable him to provide important accounting and finance experience and management insights to the board.

Executive Officers

The executive officers serve in accordance with Scivanta’s bylaws and at the discretion of Scivanta’s board of directors.  The name, age, current position and biographical information of each executive officer of Scivanta are set forth below:

Name	Age	Capacities in which Served

David R. LaVance	59	Chairman of the Board, President and Chief Executive Officer

Thomas S. Gifford	44	Executive Vice President, Chief Financial Officer and Secretary

For the biographical information for David R. LaVance and Thomas S. Gifford, see “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board.  In addition, the board sometimes conducts business through its committees, including an audit committee and compensation committee.  The board for fiscal 2012 consisted of David R. LaVance, Thomas S. Gifford, Lawrence M. Levy and Anthony Giordano, III.  Each of Mr. Levy and Mr. Giordano qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

The audit committee for fiscal 2012 consisted of Lawrence M. Levy and Anthony Giordano, III, who is the chairman of the audit committee.  Each of Mr. Giordano and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  In addition, the board has determined that Mr. Giordano qualifies as a financial expert pursuant to SEC rules.  The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information, as well as such other responsibilities set forth in the amended and restated charter of the audit committee which was adopted on May 14, 2004 and is available for viewing on Scivanta’s website at www.scivanta.com.

Compensation Committee

The compensation committee for fiscal 2012 consisted of Lawrence M. Levy and Anthony Giordano, III.  There is currently no chairman of the compensation committee.  Each of Mr. Giordano and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  The compensation committee does not have a formal charter.  The compensation committee is responsible for determining whether Scivanta’s compensation and benefits packages are suitable and do not provide excessive benefits or result in material financial loss to Scivanta or create incentives for excessive risk taking.  The compensation committee is also responsible for approving compensation packages and plans for senior management and recommending to the board compensation packages for directors.

The objective of Scivanta’s executive and director compensation is to enhance Scivanta’s long-term profitability by providing compensation that will attract and retain superior talent, reward performance and align the interests of the executive officers and directors with the long-term interests of the stockholders of Scivanta.  Compensation packages for executives may include salaries, bonuses, vacations, termination benefits, profit-sharing plans, contributions to employee pension plans, stock option and stock purchase plans, indemnification agreements and employment/change of control contracts.  Compensation packages for directors may include cash retainers, meetings fees, stock option and stock purchase plans and indemnification agreements.

When reviewing the proposed compensation packages, the compensation committee will consider:  (1) the combined value of all cash and noncash benefits provided to the individual or individuals; (2) the compensation history of the individual or individuals as compared to other individuals with comparable expertise at Scivanta; (3) the financial condition and prospects of Scivanta; (4) comparable compensation packages at similar companies based upon such factors as revenue, profitability and size.

Executive Sessions of Nonemployee Directors

The board and its committees hold executive sessions of its nonemployee directors generally at each meeting.  The chairman of the audit committee serves as the chairperson for these executive sessions.

Communications between Stockholders and the Board

Interested parties, including stockholders, may communicate directly with the chairman of the audit committee or the nonemployee directors as a group by writing to those individuals or the group at the following address: Scivanta Medical Corporation, 215 Morris Avenue, Spring Lake, New Jersey 07762.  If correspondence is received by the corporate secretary, it will be forwarded to the appropriate person or persons in accordance with the procedures adopted by a majority of the independent directors of the board.  When reporting a concern, please supply sufficient information so that the matter may be addressed properly. Although you are encouraged to identify yourself to assist Scivanta in effectively addressing your concern, you may choose to remain anonymous, and Scivanta will use its reasonable efforts to protect your identity to the extent appropriate or permitted by law.

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

Item 11.     Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Scivanta for the fiscal years ended October 31, 2012 and 2011 of any person who served as Scivanta’s President and Chief Executive Officer during the fiscal year ended October 31, 2012 and each other executive officer of Scivanta whose total annual salary and bonus for the fiscal year ended October 31, 2012 exceeded $100,000.  For purposes of this annual report on Form 10-K, Mr. LaVance and Mr. Gifford are each considered a “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David R. LaVance, President and Chief Executive Officer	2012	$--	$--	$--	$1,858	(1)	$--	$--	$--	$1,858
	2011	$--	$--	$--	$8,765	(1)	$--	$--	$--	$8,765

Thomas S. Gifford, Executive Vice President, Chief Financial Officer and Secretary (2)	2012	$--	$--	$--	$1,858	(1)	$--	$--	$--	$1,858
	2011	$--	$--	$--	$8,765	(1)	$--	$--	$--	$8,765

(1)
Amounts shown do not reflect compensation actually received by the Named Executive Officer.  Instead, the amounts shown are the compensation costs we recognized in the fiscal years 2012 and 2011 in accordance with ASC 718.  The accounting for stock based compensation and the assumptions used to calculate the value of the option grants are set forth under Note 3 “Summary of Significant Accounting Policies – Stock Based Compensation” and Note 8 “Stockholders’ Equity,” respectively, of our audited financial statements for the fiscal years ended October 31, 2011 and 2010 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

(2)
Although Mr. Gifford received no salary or bonus for the fiscal year ended October 31, 2012, he has been included as a Named Executive Officer inasmuch as he and Mr. LaVance are the only executive officers of Scivanta.

Employment Agreements

On January 1, 2008, Scivanta entered into an executive employment agreement with each of David R. LaVance, Scivanta’s President and Chief Executive Officer, and Thomas S. Gifford, Scivanta’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and renew annually, unless terminated as provided in the Employment Agreements.  Pursuant to the original terms of the Employment Agreements, both Messrs. LaVance and Gifford were to be paid an annual base salary of $275,000.  In addition, both Messrs. LaVance and Gifford shall participate in Scivanta’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of Scivanta’s board of directors.

Effective February 1, 2010, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to each of them to $200,000.  Effective November 1, 2011, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to them to $0 until Scivanta has raised sufficient capital that would provide Scivanta the ability to pay either the original base salary of $275,000 or the reduced base salary of $200,000 or some other amount as mutually agreed upon by each of Mr. LaVance and/or Mr. Gifford and Scivanta’s board of directors.

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

Effective October 31, 2011, Messrs. LaVance and Gifford agreed to forfeit an aggregated $824,170 of accrued compensation due under the Employment Agreements, which Scivanta recorded as additional paid-in capital for the fiscal year ended October 31, 2011.  Of this amount, $741,670 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.  After giving effect to the above forfeitures of accrued compensation, as of October 31, 2011, Scivanta had accrued $200,000 of compensation payments related to the Employment Agreements.  On January 23, 2013, Scivanta issued 5,882,352 shares of common stock (2,941,176 shares of common stock to each of Mr. LaVance and Mr. Gifford) as full payment of the $200,000 of accrued compensation due under the Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at October 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards								Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance President and Chief Executive Officer	5/14/04	200,000	(1)	--	--	$0.04	5/14/14	--	$--	--	$--
	2/5/07	500,000	(2)	--	--	$0.20	2/5/17	--	$--	--	$--
	1/1/08	100,000	(3)	--	--	$0.14	1/1/18	--	$--	--	$--
	1/21/09	250,000	(4)	--	--	$0.14	1/21/19	--	$--	--	$--

Thomas S. Gifford Executive Vice President, Chief Financial Officer and Secretary	5/14/04	200,000	(1)	--	--	$0.04	5/14/14	--	$--	--	$--
	2/5/07	500,000	(2)	--	--	$0.20	2/5/17
	1/1/08	100,000	(3)	--	--	$0.14	1/1/18	--	$--	--	$--
	1/21/09	250,000	(4)	--	--	$0.14	1/21/19	--	$--	--	$--

(1)
Represents 200,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 700,000 shares of Scivanta’s common stock.  Mr. LaVance and Mr. Gifford are principals of Century Capital.  Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these shares except to the extent of his ownership interest in Century Capital.

(2)	On February 5, 2007, Scivanta granted a non-qualified stock option to purchase 500,000 shares of its common stock pursuant to the 2002 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(3)	On January 1, 2008, Scivanta granted a non-qualified stock option to purchase 100,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(4)	On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 250,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

Director Compensation

The following table sets forth information concerning the compensation of the board of directors who are not Named Executive Officers for the fiscal year ended October 31, 2012.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Lawrence M. Levy	$--	$--	$--	$--	$--	$--	$--

Anthony Giordano, III	$--	$--	$--	$--	$--	$--	$--

(1)
Effective January 1, 2008, compensation for Scivanta’s independent directors as approved by the compensation committee was as follows:  (a) annual retainer of $10,000; (b) in-person daily meeting fee of $2,000; and (c) telephonic meeting fee of $500.  Effective November 1, 2011, each of Scivanta’s independent directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide it the ability to pay cash compensation to its independent directors.

(2)
As of October 31, 2012, the aggregate number of shares of Scivanta common stock underlying options granted to each director were as follows:   Lawrence M. Levy – 60,000 shares; and Anthony Giordano, III – 68,000 shares.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 25, 2013, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Scivanta’s common stock, which is the only class of Scivanta capital stock with shares issued and outstanding, by (1) each director and nominee for director of Scivanta, (2) each of the Named Executive Officers, (3) each person or group of persons known by Scivanta to be the beneficial owner of greater than 5% of Scivanta’s outstanding common stock, and (4) all directors and executive officers of Scivanta as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Scivanta common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)(4)(5)	9,250,735	19.95%
Thomas S. Gifford (3)(5)(6)(7)	9,561,673	20.62%
Lawrence M. Levy (3)(8)	211,471	*
Anthony Giordano, III (3)(9)	215,471	*
Zanett Opportunity Fund, Ltd. (10)(11)	13,613,027	30.04%
Zachary E. McAdoo (12)(13)	13,613,027	30.04%
Richard S. Rimer (14)	2,532,600	5.59%
CMD Investment Group, LLC (15)	2,500,000	5.52%
All directors and executive officers as a group (4)(5)(7)(8)(9)	18,728,412	39.43%

* Represents less than 1% of the issued and outstanding shares of Scivanta’s common stock.

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Scivanta’s common stock if he, she or it has voting or investment power with respect to such shares.  This includes shares (a) subject to options and warrants exercisable within sixty days of January 25, 2013, and (b) (1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

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

(8)	Includes 35,000 shares currently available for purchase under the option granted by Scivanta to Mr. Levy on January 21, 2009.

(9)	Includes 39,000 shares currently available for purchase under the option granted by Scivanta to Mr. Giordano on January 21, 2009.

(10)	Zanett Opportunity Fund, Ltd. (“Zanett”) maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(11)
Includes 3,333,333 shares available upon the conversion, at the current conversion price $0.03 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 2,500,000 shares available upon the conversion, at the current conversion price $0.04 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012.  Also includes 4,545,455 shares held by Zachary E. McAdoo, President of McAdoo Capital, Inc., the investment manager to Zanett.  Zanett disclaims beneficial ownership of the 4,545,455 shares owned by Mr. McAdoo.

(12)	Mr. McAdoo maintains a mailing address of 635 Madison Avenue, 15th Floor, New York, New York 10022.

(13)
Includes 3,333,333 shares available upon the conversion, at the current conversion price $0.03 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 2,500,000 shares available upon the conversion, at the current conversion price $0.04 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012.  Also includes 3,234,239 shares held by Zanett.  Mr. McAdoo is the President of McAdoo Capital, Inc., the investment manager to Zanett.  Mr. McAdoo disclaims beneficial ownership of the shares held by Zanett or available to Zanett upon conversion of the convertible debentures.

(14)	Mr. Rimer maintains a mailing address at 17 Chemin De La Sapinere, 1253 Vandoeuvres, Geneva, Switzerland.

(15)	CMD Investment Group maintains a mailing address at 12 Perrine Circle, Perrineville, New Jersey 08535.

Stock Option Plans

Scivanta currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of October 31, 2012, options to purchase 1,470,000 shares of Scivanta’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved Scivanta’s 2007 Equity Incentive Plan.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2012, options to purchase 1,025,332 shares of Scivanta’s common stock were outstanding under the 2007 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2012 on the number of shares of Scivanta’s common stock to be issued upon the exercise of outstanding options under the Equity Incentive Plans and upon the exercise of outstanding warrants issued by Scivanta as compensation outside of the Equity Incentive Plans and the number of shares of Scivanta’s common stock remaining available for future issuance under the Equity Incentive Plans.

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	2,495,332	$0.16	1,974,668
Equity compensation arrangements not approved by security holders (2)	680,000	$0.13	--
Total	3,175,332	$0.15	1,974,668

(1)
Scivanta currently has two equity compensation plans, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  Both of these plans are described herein and each has been approved by Scivanta’s stockholders.  As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

(2)	Represents warrants to purchase common stock which were issued and outstanding as of October 31, 2012. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrants Issued to Consultants Dated October 23, 2008

On October 23, 2008, Scivanta issued warrants to purchase an aggregate of 120,000 shares of common stock to Donald D. Hickey, M.D. and Clas E. Lundgren, M.D., Ph.D. as consideration for their service as product development consultants to Scivanta.  Each of the warrants has a five year term and is exercisable at $0.20 per share.  As of October 31, 2012, all 120,000 shares underlying the warrants were available for purchase.

Warrant Issued to Consultant Dated April 28, 2008

On April 28, 2008, Scivanta issued a warrant to purchase 125,000 shares of common stock to Rivertek Medical Systems, Inc. as partial consideration for its services as a product development consultant to Scivanta.  The warrant has a five year term and is exercisable at $0.13 per share.  As of October 31, 2012, all 125,000 shares underlying the warrant were available for purchase.

Warrant Issued to Consultant Dated April 1, 2008

On April 1, 2008, Scivanta issued a warrant to purchase 150,000 shares of common stock to Catalyst Financial Resources LLC (“Catalyst”) as partial consideration for the services to be provided by Catalyst to Scivanta as an investor relations consultant.  The warrant has a five year term.  As of October 31, 2012, 75,000 shares underlying the warrant were available for purchase (37,500 exercisable at $0.20 per share and 37,500 exercisable at $0.25 per share) and 75,000 shares underlying the warrant were cancelled.

Warrants Issued to Consultants Dated November 1, 2007

On November 1, 2007, Scivanta issued warrants to purchase an aggregate of 160,000 shares of common stock to Harvey Sacks, MD, Andrew D. Shaw, MD and Paul Sierzenski, MD as partial consideration for their service as medical consultants to Scivanta.  Each of the warrants has a five year term and is exercisable at $0.13 per share.  As of October 31, 2012, all 160,000 shares underlying the warrants were available for purchase.

Warrant Issued to Century Capital Dated May 14, 2004

On May 14, 2004, Scivanta issued a warrant to purchase 700,000 shares of common stock to Century Capital as partial consideration for consulting services.  The warrant has a ten year term and is exercisable at $0.04 per share.  As of October 31, 2012, 500,000 shares underlying the warrant had been purchased and 200,000 shares underlying the warrant were available for purchase.

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

During the fiscal year ended October 31, 2012, Scivanta was billed $72,374 pursuant to the terms of the Sublease Agreement.  As of October 31, 2012, Scivanta owed Century Capital $80,000 for rent due under the Sublease Agreement and $2,651 for other expenses, which amounts are included in accounts payable – related party.  Subsequent to October 31, 2012, $2,651 of the amount due to Century Capital was paid by Scivanta in cash and the remaining $80,000 due to Century Capital was paid by Scivanta through the issuance of shares of Scivanta’s common stock.  See “Part II.  Item 9B – Other Information.”

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

Item 14.       Principal Accountant Fees and Services

Audit Fees. Scivanta was billed $42,000 by WeiserMazars LLP for audit fees relating to Scivanta’s fiscal year ended October 31, 2012 and was billed $50,000 for audit fees relating to Scivanta’s fiscal year ended October 31, 2011.  Audit fees incurred in each of the fiscal years ended October 31, 2012 and 2011 consisted of fees for the audit of Scivanta’s annual financial statements and review of quarterly financial statements.

Audit Related Fees.  Scivanta did not incur any fees associated with audit related services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2012 and 2011.  Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees.  Scivanta did not incur any fees associated with tax services relating to the fiscal years ended October 31, 2012 and 2011.

All Other Fees.  Scivanta did not incur any fees associated with non-audit services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2012 and 2011.

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

DATE:	SCIVANTA MEDICAL CORPORATION

January 29, 2013	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	January 29, 2013
David R. LaVance	Directors, President and Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	January 29, 2013
Thomas S. Gifford	Chief Financial Officer, Secretary and Director

/s/ Lawrence M. Levy	Director	January 29, 2013
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	January 29, 2013
Anthony Giordano, III

Scivanta Medical Corporation

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”) as of October 31, 2012 and 2011, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended October 31, 2012.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WeiserMazars LLP

Edison, New Jersey
January 29, 2013

Scivanta Medical Corporation
Balance Sheets
	October 31, 2012	October 31, 2011
Assets
Current assets:
Cash	$64,325	$46,245
Grant receivable	--	131,979
Prepaid expenses	9,543	6,037

Total current assets	$73,868	$184,261

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$222,845	$208,912
Accounts payable - related party	82,651	41,302
Accrued expenses	90,043	81,794
Accrued compensation	225,627	225,627
Notes payable	105,000	105,000
Convertible debentures	25,000	75,000

Total current liabilities	751,166	737,635

Convertible debentures	375,000	275,000

Total liabilities	1,126,166	1,012,635

Commitments and contingencies

Stockholders' deficiency:
Common stock, $.001 par value; 100,000,000 shares authorized; 31,116,913 and 30,564,543 shares issued and outstanding, respectively	31,117	30,564
Additional paid-in capital	22,343,225	22,264,583
Accumulated deficit	(23,426,640)	(23,123,521)

Total stockholders' deficiency	(1,052,298)	(828,374)

Total liabilities and stockholders' deficiency	$73,868	$184,261

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations

	Years Ended October 31,
	2012	2011

Grant revenue	$--	$131,979

Operating expenses:
Research and development	21,721	41,511
General and administrative	245,881	728,187
Gain on settlement of accounts payable	(13,428)	(48,434)
	254,174	721,264

Loss from operations	(254,174)	(589,285)

Interest expense	(27,195)	(24,199)
Loss on conversion of convertible debentures	(21,750)	--

Net loss	$(303,119)	$(613,484)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	31,016,935	30,196,050

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Stockholders’ Deficiency
For the Years Ended October 31, 2012 and 2011

	Common Stock		Additional		Total
	Number	$0.001	Paid-in	Accumulated	Stockholders'
	of Shares	Par Value	Capital	Deficit	Deficiency

Balance at October 31, 2010	29,814,543	$29,814	$21,291,143	$(22,510,037)	$(1,189,080)
Common stock and warrants issued for cash, net of offering costs	250,000	250	21,875		22,125
Shares issued as payment of interest due on the February 1, 2007 convertible debentures	500,000	500	19,500		20,000
Forgiveness of accrued officer and director compensation			911,064		911,064
Stock based compensation			21,001		21,001
Net loss				(613,484)	(613,484)
Balance at October 31, 2011	30,564,543	30,564	22,264,583	(23,123,521)	(828,374)
Shares issued upon conversion of principal and as payment of interest due on February 1, 2007 convertible debentures	552,370	553	53,176		53,729
Loss on conversion of February 1, 2007 convertible debentures			21,750		21,750
Stock based compensation			3,716		3,716
Net loss				(303,119)	(303,119)
Balance at October 31, 2012	31,116,913	$31,117	$22,343,225	$(23,426,640)	$(1,052,298)

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows

	Years Ended October 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(303,119)	$(613,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	3,716	21,001
License costs	--	26,562
Loss on conversion of convertible debentures	21,750	--
Gain on settlement of accounts payable	(13,428)	(48,434)
Changes in operating assets and liabilities:
Grant receivable	131,979	(19,479)
Prepaid expenses	12,361	26,076
Accounts payable	27,361	62,888
Accounts payable - related party	41,349	6,951
Accrued expenses	11,978	26,470
Accrued compensation	--	400,071
Net cash used in operating activities	(66,053)	(111,378)
Cash flows from financing activities:
Repayment of notes payable	(15,867)	(45,867)
Proceeds from sale of common stock, net of offering costs	--	22,125
Proceeds from issuance of convertible debenture	100,000	100,000
Refund of proceeds from deposit on stock purchase	--	(100,000)
Restricted cash – stock purchase	--	100,000
Net cash provided by financing activities	84,133	76,258

Increase (decrease) in cash	18,080	(35,120)
Cash - beginning of period	46,245	81,365
Cash – end of period	$64,325	$46,245

Supplemental disclosure of cash flow information:
Cash paid for interest	$643	$604
Cash paid for income taxes	$825	$--
Noncash financing activities:
Issuance of 552,370 shares of common stock as payment of $50,000 of principal and $3,729 of interest due on convertible debentures	$53,729	$--
Issuance of notes payable as payment for insurance premiums	$15,867	$15,867
Issuance of 500,000 shares of common stock as payment of interest due on convertible debentures	$--	$20,000
Forgiveness of accrued officer and director compensation recorded as additional paid-in capital	$--	$911,064

The accompanying notes are an integral part of these financial statements.

 Scivanta Medical Corporation
Notes to the Financial Statements

1.	Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”), originally incorporated in New Jersey on November 29, 1982, is currently a Nevada corporation headquartered in Spring Lake, New Jersey.  The Company ceased selling all products during the fiscal year ended October 31, 2004.

On November 10, 2006, the Company licensed the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS will provide the primary measurements of cardiac performance, including left atrial pressure, which is a crucial measurement in monitoring cardiac challenged patients.  The essential hardware, software and catheter components for the SCMS have been completed.  Scivanta currently has a fully assembled SCMS device that has been used in initial clinical trials.  The two major items remaining in the development of the SCMS are the completion of the clinical trials and the design and engineering of the production model of the SCMS.

The Company has ceased all development activity for the SCMS and will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  The Company continues to seek equity and/or debt investors and from time to time engages placement agents to assist the Company in this initiative.   No assurances can be given that the Company will be able to obtain sufficient capital to finish the development of the SCMS through any corporate partnerships or equity and debt financings.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and an accumulated deficit of $23,426,640 as of October 31, 2012.  The Company has not made a $105,000 payment due under the current license agreement regarding the SCMS and can be placed in default by the licensor in accordance with the default provisions of the license agreement (see Notes 4 and 10).  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  The recent economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and/or debt investors and from time to time engages placement agents to assist the Company in this initiative.  The Company has reduced operating expenses and, effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.

On January 23, 2013, the Company issued shares of its common stock as full payment of $200,000 of accrued compensation due to its officers, $17,000 of fees due to its directors and a former director and $95,000 due for office rent through January 31, 2013 ($80,000 accrued as of October 31, 2012) .  The Company has also deferred certain other vendor payments until the Company secures sufficient additional financing.  See Notes 7 and 12.

While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to our stockholders (see Note 12).

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, grant receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

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

Grant Revenue

Revenue from grants to support product development is recognized when costs and expenses reimbursable under the grants have been incurred and payments under the grants become contractually due.

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

The Company calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued to employees and non-employees, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock option or warrant.  Scivanta estimates forfeiture rates for all unvested awards when calculating the expense for a period.  In estimating the forfeiture rate, Scivanta monitors both stock option and warrant exercises as well as employee termination patterns.

The resulting stock-based compensation expense for employee awards is generally recognized on a straight-line basis over the requisite service period of the award.

During the fiscal years ended October 31, 2012 and 2011, the Company recorded general and administrative stock-based compensation expense of $3,716 and $21,001, respectively, related to stock options granted to employees.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are not deemed to be anti-dilutive.  The dilutive effect of the outstanding stock options, warrants and convertible debt is computed using the treasury stock method.

For the fiscal year ended October 31, 2012, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 930,000 shares of common stock issuable upon the exercise of outstanding warrants and 6,666,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

5.           Grant Receivable

On October 29, 2010, the Company was awarded a Qualifying Therapeutic Discovery Project (“QTDP”) grant pursuant to a program created by the U.S. Patient Protection and Affordable Care Act of 2010.  Under the QTDP grant, the Company was awarded $131,979 for its fiscal year ending October 31, 2011.  The Company recorded a grant receivable of $131,979 at October 31, 2011, which amount was paid in full to the Company subsequent to the fiscal year ended October 31, 2011.  The Company has no further performance obligations to meet relating to the $131,979 awarded under the grant for its fiscal year ended October 31, 2011.

6.           Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	October 31, 2012		October 31, 2011
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(103,060)	34%	$(208,585)	34%
Effect of state taxes, net of federal benefit	(18,187)	6	(36,809)	6
Change in valuation allowance	120,451	(40)	(66,915)	11
Non-taxable grant	--	--	(52,792)	8
Settlement of accrued officer compensation and director fees	--	--	364,426	(59)
Other	796	--	675	--
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of October 31, 2012 and 2011 are shown below.  In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of October 31, 2012 and 2011, a valuation allowance was recorded to fully offset the net deferred tax asset, as it was determined by management that the realization of the deferred tax asset was not likely to occur in the foreseeable future.  The valuation allowance increased $120,451 during the fiscal year ended October 31, 2012, attributable primarily to the Company’s continuing operating losses for the fiscal year ended October 31, 2012 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2012	2011

Net operating loss	$5,721,621	$5,588,008
Accrued compensation	173,318	173,318
Depreciation and amortization	8,400	7,824
License costs	154,283	169,505
Stock based compensation	202,113	200,629
Total gross deferred tax assets	6,259,735	6,139,284
Valuation allowance	(6,259,735)	(6,139,284)
Net deferred tax assets	$--	$--

As of October 31, 2012, the Company had federal and state operating losses of approximately $16,235,000 and $2,810,000, respectively.  The federal operating losses begin to expire in the years 2022 through 2032 and the state operating losses begin to expire in the years 2015 through 2032.

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

The Company’s fiscal 2009, 2010 and 2011 federal and state income tax returns are open for examination by the applicable governmental authorities.

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

During the fiscal year ended October 31, 2012, the Company was billed $72,374 pursuant to the terms of the Sublease Agreement.  As of October 31, 2012, the Company owed Century Capital $80,000 for rent due under the Sublease Agreement and $2,651 for other expenses, which amounts are included in accounts payable – related party.  Subsequent to October 31, 2012, $2,651 of the amount due to Century Capital was paid by the Company in cash and $80,000 was paid by the Company through the issuance of 2,794,118 shares of the Company’s common stock (see Note 12).

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

8.           Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of October 31, 2012, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2012, options to purchase 1,025,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 1,974,668 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the fiscal years ended October 31, 2012 and 2011 were as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2010	2,537,000	$0.16	$350
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(41,668)	$0.14
Outstanding at October 31, 2011	2,495,332	$0.16	$5,800
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at October 31, 2012	2,495,332	$0.16	$700
Exercisable at October 31, 2012	2,495,332	$0.16	$700
Exercisable at October 31, 2011	2,328,664	$0.16	$5,800

No stock options were granted during the fiscal years ended October 31, 2012 or 2011.

Information with respect to outstanding options and options exercisable as of October 31, 2012 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.02	35,000	$0.02	2.2	35,000	$0.02	2.2
$0.08	335,000	$0.08	1.8	335,000	$0.08	1.8
$0.14	1,025,332	$0.14	4.9	1,025,332	$0.14	4.9
$0.20	1,100,000	$0.20	4.3	1,100,000	$0.20	4.3
	2,495,332	$0.16	4.2	2,495,332	$0.16	4.2

A summary of the nonvested shares subject to options granted under the Equity Incentive Plans as of October 31, 2012 and 2011 is as follows:

	Stock Option Shares	Weighted Average Grant Date Fair Value Per Share

Nonvested at October 31, 2010	500,004	$0.09
Granted during the period	--	--
Vested during the period	(291,668)	$0.09
Terminated during the period	(41,668)	$0.10
Nonvested at October 31, 2011	166,668	$0.10
Granted during the period	--	--
Vested during the period	(166,668)	$0.10
Terminated during the period	--	--
Nonvested at October 31, 2012	--	--

As of October 31, 2012, there was no unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Equity Incentive Plans.

Warrants to Purchase Common Stock

A summary of warrant transactions during the fiscal years ended October 31, 2012 and 2011 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2010	3,796,750	$0.13	--
Issued during the period	250,000	$0.10
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at October 31, 2011	4,046,750	$0.12	$10,000
Issued during the period	--	--
Exercised during the period	--	--
Terminated during the period	(3,116,750)	$0.12
Outstanding at October 31, 2012	930,000	$0.12	--
Exercisable at October 31, 2012	930,000	$0.12	--
Exercisable at October 31, 2011	4,046,750	$0.12	$10,000

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the fair market value of the Company's common stock on the date of issuance.  Warrants issued may vest over a period of up to five years and have a maximum term of ten years from the date of issuance.

Information with respect to outstanding warrants and warrants exercisable at October 31, 2012 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Common Share	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.04	200,000	1.5	$0.04	200,000	$0.04	1.5
$0.10 - 0.13	535,000	0.2	$0.12	535,000	$0.12	0.2
$0.20 - 0.25	195,000	0.8	$0.21	195,000	$0.21	0.8
	930,000	0.6	$0.12	930,000	$0.12	0.6

As of October 31, 2012, there was no unrecognized compensation cost related to nonvested share based compensation arrangements involving warrants.

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

Up to 50% of the aggregate principal amount of the February 2007 Debentures is convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $0.20 per share.  The remaining 50% of the aggregate principal amount of the February 2007 Debentures is convertible at the option of the holders at a conversion price of $0.30 per share.  The fair value of the Company’s common stock as of February 1, 2007 was $0.20 per share.  An aggregate amount of 833,334 shares of common stock can be issued upon the full conversion of the outstanding principal of the February 2007 Debentures.  The February 2007 Debentures also contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures.  The Company has determined that the value attributable to the demand registration rights is de minimis.

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

For the fiscal years ended October 31, 2012 and 2011, the Company recorded a total of $16,797 and $20,000, respectively, of interest expense related to the February 2007 Debentures.  As of October 31, 2012, $28,068 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense (see Note 12).

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

The entire principal amount of the May 2011 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.03 per share.  In addition, at the option of the Company and subject to certain restrictions provided in the May 2011 Debenture, the entire principal amount of the May 2011 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.03 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000.  The quoted market price of the Company’s common stock as of May 20, 2011 was $0.01 per share.  An aggregate of 3,333,333 shares of common stock can be issued upon the full conversion of the May 2011 Debenture.

For the fiscal years ended October 31, 2012 and 2011, the Company recorded a total of $8,023 and $3,595, respectively, of interest expense related to the May 2011 Debenture.  As of October 31, 2012, $11,618 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expense (see Note 12).

August 2012 Convertible Debenture

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

The entire principal amount of the August 2012 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.04 per share.  In addition, at the option of the Company and subject to certain restrictions provided in the August 2012 Debenture, the entire principal amount of the August 2012 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.04 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000.  The quoted market price of the Company’s common stock as of August 15, 2012 was $0.04 per share.  An aggregate amount of 2,500,000 shares of the Company’s common stock can be issued upon the full conversion of the August 2012 Debenture.

For the fiscal year ended October 31, 2012, the Company recorded a total of $1,732 of interest expense related to the August 2012 Debenture, which is accrued and is included as a component of accrued expense.

10.           Notes Payable

Note Payable – Hickey

Under the Amended and Restated License Agreement (see Note 4), a cash payment of $105,000 was due to Hickey on July 31, 2012.  The Company has not paid the $105,000 due to Hickey and, as a result, the Amended and Restated License Agreement can be placed in default by the Licensor in accordance with the default provisions of such agreement.  As of October 31, 2012 and October 31, 2011, the Company recorded the $105,000 due to Hickey as a component of notes payable.

Notes Payable – Insurance

On January 3, 2011, the Company entered into a finance agreement with Imperial Credit Corporation (“Imperial”).  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount accrued interest at a rate of 9.05% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $1,830, including interest, with the first payment due on January 31, 2011.  For the fiscal year ended October 31, 2011, the Company recorded a total of $604 of interest expense related to this finance agreement.  As of October 31, 2011, the principal balance related to this finance agreement had been paid in full by the Company.

On January 4, 2012, the Company entered into a finance agreement with Imperial.  Pursuant to the terms of this finance agreement, Imperial loaned the Company the principal amount of $15,867, which amount accrued interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $1,832, including interest, with the first payment due on January 31, 2012.  For the fiscal year ended October 31, 2012, the Company recorded a total of $643 of interest expense related to this finance agreement.  As of October 31, 2012, the principal balance related to this finance agreement had been paid in full by the Company.

11.           Commitments and Contingencies

Executive Employment Agreements

On January 1, 2008, the Company entered into an executive employment agreement with each of David R. LaVance, the Company’s President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary (collectively, the “Employment Agreements”).  The term of each of the Employment Agreements commenced on January 1, 2008 and renews annually, unless terminated as provided in the Employment Agreements.  Pursuant to the original terms of the Employment Agreements, both Messrs. LaVance and Gifford were to be paid an annual base salary of $275,000.  In addition, both Messrs. LaVance and Gifford shall participate in the Company’s benefit programs and shall be eligible to receive an annual performance bonus based on the achievement of certain performance objectives as determined by the compensation committee of the Company’s board of directors.

Effective February 1, 2010, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to each of them to $200,000.  Effective November 1, 2011, each of Messrs. LaVance and Gifford agreed to reduce the annual base salary due to them to $0 until the Company has raised sufficient capital that would provide the Company the ability to pay either the original base salary of $275,000 or the reduced base salary of $200,000 or some other amount as mutually agreed upon by each of Mr. LaVance and/or Mr. Gifford and the Company’s board of directors.

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

In addition, in the event that within one-hundred eighty days of a Change of Control (as defined in the Employment Agreements and used herein) of the Company, the employment of Mr. LaVance or Mr. Gifford is terminated by the Company or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with the Company or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by the Company at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment.  The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s or Mr. Gifford’s employment and an amount which is the lesser of (1) $150,000 and (2) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the twelve months prior to the earlier of (A) the effective date of the Change of Control and (B) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with the Company.  Pursuant to the Employment Agreements, any severance payment to be paid by the Company to Mr. LaVance or Mr. Gifford is subject to the Company and Mr. LaVance or Mr. Gifford entering into and not revoking a release of claims in favor of the Company.

Effective October 31, 2011, Messrs. LaVance and Gifford agreed to forfeit an aggregated $824,170 of accrued compensation due to under the Employment Agreements, which the Company recorded as additional paid-in capital for the fiscal year ended October 31, 2011.  Of this amount, $741,670 related to salary payments due to Messrs. LaVance and Gifford and $82,500 related to bonus payments due to Messrs. LaVance and Gifford for the fiscal year ended October 31, 2008.  After giving effect to the above forfeitures of accrued compensation, as of October 31, 2011, the Company had accrued $200,000 of compensation payments related to the Employment Agreements (see Note 12).

12.           Subsequent Events

Issuance of Common Stock as Payment of Certain Obligations

On January 23, 2013, the Company issued 5,882,352 shares of its common stock (2,941,176 shares of common stock to each of Mr. LaVance and Mr. Gifford) as full payment of the $200,000 of accrued compensation due under the Employment Agreements.

On January 23, 2013, the Company issued 500,001 shares of common stock as full payment of $17,000 of fees owed to its current directors and a former director.

On January 23, 2013, the Company issued 2,794,118 shares of its common stock to Century Capital as payment of $95,000 of office rent owed by Scivanta through January 31, 2013 ($80,000 accrued as of October 31, 2012).

Sale of Common Stock

On January 25, 2013, the Company sold to a private investor 4,545,455 shares of its common stock at a per share price of $0.011, the quoted market price of the Company’s common stock on the date of closing the transaction.  The gross proceeds received in connection with this private placement were $50,000.

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 23, 2013, the Company issued 320,000 shares of its common stock to the February 2007 Debenture holders in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.05 per share) as defined in the February 2007 Debenture.

On January 23, 2013, the Company issued 160,000 shares of its common stock to the May 2011 Debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2011 through May 19, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.05 per share) as defined in the May 2011 Debenture.

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

4.5
8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6
8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

Exhibit Number	Description of Exhibit

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

10.4*
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5*
Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.7*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.8*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.9*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 27,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.23 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit Number	Description of Exhibit

10.10*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.24 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11*
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 29,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.25 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.12*
Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.13*
Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.14*
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.15*
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.16*
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.17*
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.18*
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

10.19*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.20*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Richard E. Otto was granted a non-qualified stock option to purchase up to 37,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.34 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.21*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 35,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.22*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 39,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

21.1	Subsidiaries of the Company

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

* Constitutes a management contract