Form 10-Q
period 2013-01-31
SCIVANTA MEDICAL CORP
filed 2013-03-18
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to ______

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of March 15, 2013, there were 45,318,839 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

Forward-looking statements may include the words “may”, “could”, “estimate”, “intend”, “continue”, “believe”, “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as may be required under applicable securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.  Additionally, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are considered a penny stock issuer.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

The balance sheet as of January 31, 2013, the related statements of operations for the three months ended January 31, 2013 and 2012 and cash flows for the three months ended January 31, 2013 and 2012 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2012.

The results of operations for the three months ended January 31, 2013 and 2012, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	January 31, 2013	October 31, 2012
Assets
Current assets:
Cash	$84,579	$64,325
Prepaid expenses	7,576	9,543

Total current assets	$92,155	$73,868

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$232,479	$222,845
Accounts payable - related party	3,268	82,651
Accrued expenses	67,009	90,043
Accrued compensation	--	225,627
Note payable	--	105,000
Convertible debentures	25,000	25,000

Total current liabilities	327,756	751,166

Convertible debentures	375,000	375,000
Note payable	105,000	--

Total liabilities	807,756	1,126,166

Stockholders' deficiency:
Common stock, $.001 par value; 100,000,000 shares authorized; 45,318,839 and 31,116,913 shares issued and outstanding, respectively	45,319	31,117
Additional paid-in capital	22,740,650	22,343,225
Accumulated deficit	(23,501,570)	(23,426,640)

Total stockholders' deficiency	(715,601)	(1,052,298)

Total liabilities and stockholders' deficiency	$92,155	$73,868

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2013	2012

Revenue	$--	$--

Operating expenses:
Research and development	--	8,890
General and administrative	66,964	68,034

Loss from operations	(66,964)	(76,924)

Other expenses:
Interest expense	(7,966)	(6,925)
Loss on conversion of convertible debentures	--	(21,750)

Net loss	$(74,930)	$(105,599)

Net loss per common share, basic and diluted	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	32,407,418	30,719,175

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(74,930)	$(105,599)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation expense	--	3,716
Loss on conversion of convertible debentures	--	21,750
Changes in operating assets and liabilities:
Grant receivable	--	131,979
Prepaid expenses	1,967	685
Accounts payable	26,634	7,187
Accounts payable - related party	15,617	(6,302)
Accrued expenses	966	(3,199)
Net cash (used in) provided by operating activities	(29,746)	50,217

Cash flows from financing activities:
Repayment of notes payable	--	(1,709)
Proceeds from sale of common stock	50,000	--
Net cash provided by (used in) financing activities	50,000	(1,709)

Increase in cash	20,254	48,508
Cash - beginning of period	64,325	46,245
Cash – end of period	$84,579	$94,753

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$123
Cash paid for income taxes	$500	$--
Noncash financing activities:
Issuance of 5,882,352 shares of common stock as payment of accrued compensation	$225,627	$--
Issuance of 2,794,118 shares of common stock as payment of certain accounts payable – related party	$95,000	$--
Issuance of 500,001 shares of common stock as payment of certain accounts payable for director fees	$17,000	$--
Issuance of 480,000 shares of common stock as payment of interest due on convertible debentures	$24,000	$--
Issuance of 552,370 shares of common stock as payment of $50,000 of principal and $3,729 of interest due on convertible debentures	$--	$53,729
Issuance of notes payable as payment for insurance premiums	$--	$15,867

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, a working capital deficiency, and an accumulated deficit of $23,501,570 as of January 31, 2013.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  The recent economic slowdown has made financing more difficult to obtain.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2013, the Company issued shares of its common stock as full payment of $200,000 of accrued compensation due to its officers, $17,000 of fees due to its current independent directors and a former independent director and $95,000 due for office rent through January 31, 2013 ($80,000 accrued as of October 31, 2012) (see Note 8).  The Company has also deferred certain other vendor payments until the Company secures sufficient additional financing.

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

2.	Amended and Restated SCMS License Agreement

On February 14, 2011, the Company entered into an Amended and Restated Technology License Agreement (the “License Agreement”) with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor”.  The License Agreement was amended on March 14, 2013 (the “Amendment”).

Pursuant to the License Agreement, the Licensor has granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The term of the License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

Under the License Agreement, Scivanta made a cash payment of $30,000 to Hickey on June 3, 2011 and was required to make a cash payment of $105,000 to Hickey on July 31, 2012.  Pursuant to the Amendment, the $105,000 payment was restructured as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology.

In addition, pursuant to the Amendment, the Company agreed to issue shares of its common stock to the Licensor equal to $130,000 on the date the Company files for approval to market and sell a product utilizing the licensed technology.  The Company also agreed to issue shares of its common stock to the Licensor equal to $160,000 on the date the Company receives approval to market and sell a product utilizing the licensed technology. The number of shares of the Company’s common Stock to be issued to the Licensor will be calculated based on the market price of the Company’s common stock, as defined in the Amendment, on the date that each of the respective above noted events occur.

Scivanta is required to pay the Licensor a royalty of 5% of annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement.  Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited.  Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited.  The Company is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the License Agreement, received by the Company in connection with the Company’s sublicense of the rights granted to the Company under the License Agreement.

The License Agreement, as amended by the Amendment, also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  If Scivanta materially fails to perform any covenant, condition or undertaking of the License Agreement, including the failure to make any payments when due, the Licensor may give written notice of such default to Scivanta.  If Scivanta should fail to cure such default within ninety (90) days of notice of such default, then the Licensor, at its option, may terminate the License Agreement.  Further, the License Agreement contains standard provisions regarding indemnification and patent prosecution.

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

During the three months ended January 31, 2013, the Company was billed $17,731 pursuant to the terms of the sublease agreement.  As of January 31, 2013, the Company owed Century Capital $3,268 for other expenses, which amount is included in accounts payable – related party (see Note 8).  During the three months ended January 31, 2012, the Company was billed $19,556 pursuant to the terms of the sublease agreement.

4.	Note Payable

Under the Amended and Restated License Agreement (see Note 2), a cash payment of $105,000 was due to Hickey on July 31, 2012.  Pursuant to the Amendment, the $105,000 payment was restructured as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology. As of January 31, 2013 and October 31, 2012, the Company recorded the $105,000 due to Hickey as a note payable.

5.	Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”).  The gross proceeds received in connection with this private placement were $250,000.  The February 2007 Debentures originally had a three year term, maturing on January 31, 2010.  In January 2010, the holders agreed to a new maturity date of January 31, 2012, extending the term of the February 2007 Debentures for an additional two year period.  Effective January 31, 2012, certain holders of the  February 2007 Debentures with an aggregate outstanding principal amount of $175,000, agreed to amend such February 2007 Debentures by extending the maturity date to January 31, 2014.  In addition, effective January 31, 2012, a holder of a February 2007 Debenture with an outstanding principal amount of $25,000 agreed to amend his February 2007 Debenture by extending the maturity date to July 31, 2012.  The Company has not made payment on this February 2007 Debenture and as a result, such obligation can be placed in default by the holder.

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

For the three months ended January 31, 2013 and 2012, the Company recorded a total of $3,922 and $4,785, respectively, of interest expense related to the February 2007 Debentures.  As of January 31, 2013, $16,000 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense (see Note 8).

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”).  For each of the three months ended January 31, 2013 and 2012, the Company recorded a total of $2,017 of interest expense related to the May 2011 Debenture.  As of January 31, 2013, $5,635 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses (see Note 8).

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”).  For the three months ended January 31, 2013, the Company recorded a total of $2,017 of interest expense related to the August 2012 Debenture.  As of January 31, 2013, $3,749 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation”.  During the three months ended January 31, 2013 and 2012, the Company recorded employee stock-based compensation expense of $0 and $3,716, respectively, which amounts were included in general and administrative expense.

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

For the three months ended January 31, 2013, diluted net loss per share did not include the effect of 2,414,332 shares of common stock issuable upon the exercise of outstanding options, 770,000 shares of common stock issuable upon the exercise of outstanding warrants and 6,666,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three months ended January 31, 2012, diluted net loss per share did not include the effect of 2,495,332 shares of common stock issuable upon the exercise of outstanding options, 3,953,000 shares of common stock issuable upon the exercise of outstanding warrants and 4,166,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

8.	Stockholders’ Equity

Issuance of Common Stock as Payment of Certain Obligations

On January 23, 2013, the Company issued an aggregate of 5,882,352 shares of its common stock to its two executive officers (2,941,176 shares of common stock were issued to each of Mr. LaVance and Mr. Gifford), as full payment of the $200,000 of accrued compensation due to them.

On January 23, 2013, the Company issued an aggregate of 500,001 shares of its common stock to its current independent directors and a former independent director as full payment of $17,000 of fees owed to them.

On January 23, 2013, the Company issued 2,794,118 shares of its common stock to Century Capital as payment of $95,000 of office rent owed by Scivanta through January 31, 2013 ($80,000 accrued as of October 31, 2012).

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 23, 2013, the Company issued an aggregate of 320,000 shares of its common stock to the holders of the February 2007 Debentures  in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.05 per share) as defined in the February 2007 Debentures.

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

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 2,000,000.  As of January 31, 2013, options to purchase 1,470,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 3,000,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of January 31, 2013, options to purchase 944,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 2,055,668 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

Stock option awards under the Equity Incentive Plans were granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company's common stock on the date of grant.  Stock options granted and outstanding include only non-qualified stock options and vest over a period of up to five years and have a maximum term of ten years from the date of grant.

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the three months ended January 31, 2013 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2012	2,495,332	$0.16	$700
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(81,000)	$0.14
Outstanding at January 31, 2013	2,414,332	$0.16	$--
Exercisable at January 31, 2013	2,414,332	$0.16	$--
Exercisable at October 31, 2012	2,495,332	$0.16	$700

Information with respect to outstanding stock options and stock options exercisable as of January 31, 2013 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$ 0.02	35,000	$0.02	1.9	35,000	$0.02	1.9
$ 0.08	335,000	$0.08	1.6	335,000	$0.08	1.6
$ 0.14	944,332	$0.14	5.1	944,332	$0.14	5.1
$ 0.20	1,100,000	$0.20	4.0	1,100,000	$0.20	4.0
	2,414,332	$0.16	4.0	2,414,332	$0.16	4.0

Warrants to Purchase Common Stock

A summary of warrant transactions during the three months ended January 31, 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2012	930,000	$0.12	$--
Issued during the period	--	--
Exercised during the period	--	--
Expired during the period	(160,000)	$0.13
Outstanding at January 31, 2013	770,000	$0.12	$--
Exercisable at January 31, 2013	770,000	$0.12	$--
Exercisable at October 31, 2012	930,000	$0.12	$--

Information with respect to outstanding warrants and warrants exercisable at January 31, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$ 0.04	200,000	$0.04	1.3	200,000	$0.04	1.3
$ 0.10 - 0.13	375,000	$0.11	0.1	375,000	$0.11	0.1
$ 0.20 - 0.25	195,000	$0.21	0.5	195,000	$0.21	0.5
	770,000	$0.12	0.5	770,000	$0.12	0.5

9.	Subsequent Events

On March 14, 2013, the stockholders of the Company approved by written consent certain amendments to the Company’s Restated Articles of Incorporation, including:  (a) an amendment to implement a 10-for-1 reverse stock split with respect to the Company’s common stock (the “Reverse Stock Split”); (b) an amendment to increase the amount of authorized capital stock from 100,000,000 shares to 520,000,000 shares, notwithstanding the effect of the Reverse Stock Split; (c) an amendment to classify 20,000,000 shares of the Company’s capital stock as preferred stock, par value $.001 per share; (d) an amendment to provide for the issuance of rights, warrants and options to purchase shares of the Company’s capital stock; and (e) an amendment to include a limitation of liability provision with respect to the officers and directors of the Company.  The Company received written consents from stockholders holding 24,181,164 shares of the Company’s common stock, representing approximately 53.36% of the outstanding shares of the Company’s common stock.  The Company is required to provide notice of the proposed amendments to its stockholders and certain regulatory authorities before effectuating any of the amendments.  The board of directors of the Company has the discretion not to effectuate any of the amendments if it believes that such amendment is no longer in the best interest of the Company and its stockholders.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta currently does not sell any products, technologies or services.

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in the development stage; however, since the end of fiscal 2009 all development activity has ceased as we attempt to raise additional financing.

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

In addition to developing the SCMS, our strategy for business development, once sufficient funding is obtained, will focus on the acquisition, through licensing or purchasing, of technologies, products or businesses that are sold or are capable of being sold in a specialty or niche market.  Technologies, products or businesses of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies, patented products or businesses.  Specialty or niche-market technologies, products or businesses, in comparison to commodities, generally offer greater operating margins.  These products are distributed through specialty distributor networks, manufacturer representatives or other specialized channels to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP.  The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies and litigation.  We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2012.  There have been no material changes to the critical accounting policies.

Results of Operations

Research and Development.  For the three months ended January 31, 2013, research and development expenses were $0, as compared to $8,890 for the three months ended January 31, 2012.  The $8,890, or 100%, decrease in research and development expense for the three months ended January 31, 2013 was due to no patent costs for such period.

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

General and Administrative.  For the three months ended January 31, 2013, general and administrative expenses were $66,964, as compared to $68,034 for the three months ended January 31, 2012.  The $1,070, or 2%, decrease in general and administrative expenses for the three months ended January 31, 2013 was primarily due to a $5,000 decrease in audit fees, a $3,716 decrease in stock based compensation expense primarily related to stock options granted to employees and directors and a $3,322 decrease in office expenses, offset by an $11,158 increase in legal expenses associated with corporate activities.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2013 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our development and marketing of the SCMS and to pursue the acquisition of other technologies, products or businesses, we would expect general and administrative expenses for the fiscal year ending October 31, 2013 to increase as we build the administrative infrastructure necessary to support the development and marketing of the SCMS and any other technology, product or business acquired by us.  If we are unable to obtain additional capital sufficient to fund our development and marketing of the SCMS or to acquire other technologies, products or businesses, we would expect general and administrative expenses for the fiscal year ending October 31, 2013 to decrease as we continue to reduce our operating activities.

Interest Expense.  During the three months ended January 31, 2013 and 2012, we incurred interest expense of $7,966 and $6,925, respectively, primarily related to convertible debentures.  The $1,041, or 15%, increase in interest expense for the three months ended January 31, 2013 was primarily due to the interest associated with the August 2012 Debenture.

Loss on Conversion of Convertible Debentures.  During the three months ended January 31, 2012, we recognized a loss of $21,750 on the conversion of certain February 2007 Debentures resulting from a reduction in the conversion price.

Net Loss.  For the three months ended January 31, 2013, Scivanta had a net loss of $74,930, or $0.00 per share (basic and diluted), as compared to a net loss of $105,599, or $0.00 per share (basic and diluted), for the three months ended January 31, 2012.  The decrease in the net loss was primarily attributable to a $8,890 decrease in research and development expenses and a $21,750 decrease in the loss on conversion of convertible debentures.

Liquidity and Capital Resources

As of January 31, 2013, the Company had a working capital deficiency of $235,601 and cash on hand of $84,579.  The $20,254 increase in cash on hand from October 31, 2012 was primarily due to the receipt of $50,000 of gross proceeds in connection with the sale of 4,454,455 shares of the Company’s common stock that occurred on January 25, 2013, offset by the Company’s continuing operating expenses.

During the past several years, the Company has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  The Company’s operations most recently have been funded through a combination of the sale of our convertible debentures and common stock.

On January 23, 2013, the Company issued an aggregate of 5,882,352 shares of its common stock as payment of $200,000 of accrued compensation due to its officers, issued an aggregate of 500,001 shares of its common stock as payment of $17,000 of fees owed to its current independent directors and a former independent director and issued 2,794,118 shares of its common stock to Century Capital as payment of $95,000 of office rent owed by the Company through January 31, 2013 ($80,000 accrued as of October 31, 2012).

As of March 15, 2013, our cash position was approximately $51,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q.  We have reduced operating expenses and effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors.  Scivanta has also deferred certain vendor payments until it secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2012, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 4.            Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Executive Vice President, Chief Financial Officer and Secretary, who concluded that the Company’s disclosure controls and procedures are effective.  There has been no change in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2013, Scivanta issued an aggregate of 5,882,352 shares of its common stock (2,941,176 shares of common stock to each of Mr. LaVance and Mr. Gifford), as full payment of $200,000 of accrued compensation due to them.

On January 23, 2013, Scivanta issued an aggregate of 500,001 shares of its common stock as full payment of $17,000 of fees owed to its current independent directors and a former independent director.

On January 23, 2013, Scivanta issued 2,794,118 shares of its common stock to Century Capital as payment of $95,000 of office rent owed by Scivanta through January 31, 2013 ($80,000 accrued as of October 31, 2012).

On January 23, 2013, Scivanta issued an aggregate of 320,000 shares of its common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of Scivanta’s common stock ($0.05 per share) as defined in the February 2007 Debentures.

On January 23, 2013, Scivanta issued 160,000 shares of its common stock to the May 2011 Debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2011 through May 19, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of Scivanta’s common stock ($0.05 per share) as defined in the May 2011 Debenture.

On January 25, 2013, Scivanta sold to a private investor 4,545,455 shares of its common stock at a per share price of $0.011, the quoted market price of Scivanta’s common stock on the date of the closing of the transaction.  The gross proceeds received in connection with this private placement were $50,000.

In connection with each of the above issuances of shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.            Defaults Upon Senior Securities

Not Applicable.

Item 4.            Mine Safety Disclosures

Not Applicable.

Item 5.            Other Information

Amendment to the SCMS License Agreement

On March 14, 2013, the Company and the Licensor amended the License Agreement.  Pursuant to the Amendment, the $105,000 payment due to Hickey on July 31, 2012 was restructured as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology.

In addition, pursuant to the Amendment, the Company agreed to issue shares of its common stock to the Licensor equal to $130,000 on the date the Company files for approval to market and sell a product utilizing the licensed technology.  The Company also agreed to issue shares of its common stock to the Licensor equal to $160,000 on the date of the Company receives approval to market and sell a product utilizing the licensed technology. The number of shares of the Company’s common stock to be issued to the Licensor will be calculated based on the market price of the Company’s common stock, as defined in the Amendment, on the date that each of the respective above noted events occur.

The Amendment also modified certain product development milestones and timeframes as well as certain reporting obligations of the Company to the Licensor.

Stockholder Approval of Amendment to Restated Articles of Incorporation

On March 14, 2013, the stockholders of the Company approved by written consent certain amendments to the Company’s Restated Articles of Incorporation, including:  (a) an amendment to implement a 10-for-1 Reverse Stock Split with respect to the Company’s common stock; (b) an amendment to increase the amount of authorized capital stock from 100,000,000 shares to 520,000,000 shares, notwithstanding the effect of the Reverse Stock Split; (c) an amendment to classify 20,000,000 shares of the Company’s capital stock as preferred stock, par value $.001 per share; (d) an amendment to provide for the issuance of rights, warrants and options to purchase shares of the Company’s capital stock; and (e) an amendment to include a limitation of liability provision with respect to the officers and directors of the Company.  The Company received written consents from stockholders holding 24,181,164 shares of the Company’s common stock, representing approximately 53.36% of the outstanding shares of the Company’s common stock.  The Company is required to provide notice of the proposed amendments to its stockholders and certain regulatory authorities before effectuating any of the amendments.  The board of directors of the Company has the discretion not to effectuate any of the amendments if it believes that such amendment is no longer in the best interest of the Company and its stockholders.

Item 6.            Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

March 18, 2013	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 18, 2013	By:	/s/ Thomas S. Gifford
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

4.6
8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

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

10.3.1
First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013.

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

10.7
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.8
Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

Exhibit
Number	Description of Exhibit

10.9
Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10
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

10.12
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 250,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16
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

10.19
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