Form 10-Q
period 2013-04-30
SCIVANTA MEDICAL CORP
filed 2013-06-14
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2013

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

As of June 12, 2013, there were 5,429,384 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

The balance sheet as of April 30, 2013, the related statements of operations for the three and six months ended April 30, 2013 and 2012 and cash flows for the six months ended April 30, 2013 and 2012 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2012.

The results of operations for the three and six months ended April 30, 2013 and 2012, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	April 30, 2013	October 31, 2012
Assets
Current assets:
Cash	$64,880	$64,325
Prepaid expenses	23,258	9,543

Total current assets	$88,138	$73,868

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$272,901	$222,845
Accounts payable - related party	24,252	82,651
Accrued expenses	22,254	90,043
Accrued compensation	--	225,627
Notes payable	15,847	105,000
Convertible debentures	200,000	25,000

Total current liabilities	535,254	751,166

Convertible debentures	200,000	375,000
Note payable	105,000	--

Total liabilities	840,254	1,126,166

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 and 10,000,000 shares authorized, respectively; 5,429,384 and 3,111,691 shares issued and outstanding, respectively	5,429	3,112
Additional paid-in capital	22,880,390	22,371,230
Accumulated deficit	(23,637,935)	(23,426,640)

Total stockholders' deficiency	(752,116)	(1,052,298)

Total liabilities and stockholders' deficiency	$88,138	$73,868

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2013	2012	2013	2012

Revenue	$--	$--	$--	$--

Operating expenses:
Research and development	--	--	--	8,890
General and administrative	128,198	50,319	195,162	118,353

Loss from operations	(128,198)	(50,319)	(195,162)	(127,243)

Interest expense	(8,167)	(6,207)	(16,133)	(13,132)
Loss on conversion of convertible debentures	--	--	--	(21,750)

Net loss	$(136,365)	$(56,526)	$(211,295)	$(162,125)

Net loss per common share, basic and diluted	$(0.03)	$(0.02)	$(0.05)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	4,824,110	3,111,691	4,019,304	3,091,586

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(211,295)	$(162,125)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock based compensation expense	4,725	3,716
Loss on conversion of convertible debentures	--	21,750
Changes in operating assets and liabilities:
Grant receivable	--	131,979
Prepaid expenses	6,505	2,645
Accounts payable	67,056	9,502
Accounts payable - related party	36,601	10,051
Accrued expenses	(18,664)	(2,281)
Net cash (used in) provided by operating activities	(115,072)	15,237

Cash flows from financing activities:
Repayment of notes payable	(4,373)	(6,916)
Proceeds from sale of common stock, net of offering costs	120,000	--
Net cash provided by (used in) financing activities	115,627	(6,916)

Increase in cash	555	8,321
Cash - beginning of period	64,325	46,245
Cash – end of period	$64,880	$54,566

Supplemental disclosure of cash flow information:
Cash paid for interest	$297	$412
Cash paid for income taxes	$500	$--

Noncash financing activities:
Issuance of 588,236 shares of common stock as settlement of accrued compensation and other related costs	$225,627	$--
Issuance of 279,412 shares of common stock as settlement of certain accounts payable – related party	$95,000	$--
Issuance of 50,000 shares of common stock as settlement of certain accounts payable for director fees	$17,000	$--
Issuance of 193,454 shares of common stock as payment of interest due on convertible debentures	$40,000	$--
Issuance of 36,477 shares of common stock as payment of offering costs related to private placements	$12,534	$--
Issuance of 55,237 shares of common stock as payment of $50,000 of principal and $3,729 of interest due on convertible debentures	$--	$53,729
Issuance of notes payable as payment for insurance premiums	$20,220	$15,867

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company had a working capital deficiency of $447,116 and an accumulated deficit of $23,637,935 as of April 30, 2013.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2013, the Company issued shares of its common stock as settlement of $225,627 of accrued compensation due through October 31, 2011 to its officers and other related costs, $17,000 of fees due through October 31, 2011 to its current independent directors and a former independent director and $95,000 due for office rent through January 31, 2013 ($80,000 accrued as of October 31, 2012) (see Note 9).  The Company has also deferred certain other vendor payments until the Company secures sufficient additional financing.

While the Company is pursuing the opportunities and actions described above, there can be no assurance that it will be successful in its efforts.  If the Company is unable to secure additional capital, it will explore other strategic alternatives, including, but not limited to, the sale of the Company.  Any additional equity financing may result in substantial dilution to our stockholders.

2.	Amendment to Restated Articles of Incorporation

Effective April 22, 2013, the Company amended its Restated Articles of Incorporation to, among other items, effectuate a 10-for-1  reverse stock split with respect to its outstanding shares of common stock, par value $.001 per share (the “Reverse Stock Split”), and increase the amount of authorized capital stock to 520,000,000 shares, notwithstanding the effect of the Reverse Stock Split, consisting of 500,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.  All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect the Reverse Stock Split.  In connection with the amendments to the Restated Articles of Incorporation, the par value of the Company’s common stock remained $.001 per share, resulting in a reclassification between common stock and additional paid-in capital in order to account for the Reverse Stock Split.

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

In addition, pursuant to the Amendment, the Company agreed to issue shares of its common stock to the Licensor with a value equal to $130,000 on the date the Company files for approval to market and sell a product utilizing the licensed technology.  The Company also agreed to issue shares of its common stock to the Licensor with a value equal to $160,000 on the date the Company receives approval to market and sell a product utilizing the licensed technology. The number of shares of the Company’s common stock to be issued to the Licensor will be calculated based on the market price of the Company’s common stock, as defined in the Amendment, on the date that each of the respective above noted events occur.

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

4.	Related Party Transactions

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

During the three and six months ended April 30, 2013, the Company was billed $17,026 and $34,757, respectively, pursuant to the terms of the sublease agreement.  As of April 30, 2013, the Company owed Century Capital $15,000 for rent and $9,252 for other expenses, which is included in accounts payable – related party (see Note 9).  During the three and six months ended April 30, 2012, the Company was billed $17,011 and $36,567, respectively, pursuant to the terms of the sublease agreement.

5.	Notes Payable

Note Payable – Hickey

Under the License Agreement (see Note 3), a cash payment of $105,000 was due to Hickey on July 31, 2012.  Pursuant to the Amendment, the $105,000 payment was restructured as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology. As of April 30, 2013 and October 31, 2012, the Company recorded the $105,000 due to Hickey as a non-current note payable.

Note Payable – IPFS

On March 20, 2013, the Company entered into a finance agreement with IPFS Corporation (“IPFS”).  Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $20,220, which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $2,335, including interest, with the first payment due on April 13, 2013.  For the three and six months ended April 30, 2013, the Company recorded a total of $297 of interest expense related to this finance agreement.  As of April 30, 2013, the outstanding principal balance related to this finance agreement was $15,847.

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

On January 11, 2012, the Company issued 50,000 shares of common stock at $1.00 per share as full payment of $50,000 of outstanding principal on certain February 2007 Debentures and 5,237 shares of common stock at per share prices ranging between $0.70 and $0.80 as full payment of $3,729 of accrued and unpaid interest related to those February 2007 Debentures.  Due to the reduction in the conversion price, the Company recorded a loss on conversion of these February 2007 Debentures of $21,750.

Effective January 31, 2012, certain holders of the February 2007 Debentures with an aggregate outstanding principal amount of $175,000, agreed to amend such February 2007 Debentures by extending the maturity date to January 31, 2014.  In addition, effective January 31, 2012, a holder of a February 2007 Debenture with an outstanding principal amount of $25,000 agreed to amend his February 2007 Debenture by extending the maturity date to July 31, 2012.  The Company has not made payment on this February 2007 Debenture and, as a result, such obligation can be placed in default by the holder.

For the three and six months ended April 30, 2013, the Company recorded a total of $3,912 and $7,834, respectively, of interest expense related to the February 2007 Debentures.  For the three and six months ended April 30, 2012, the Company recorded a total of $3,946 and $8,731, respectively, of interest expense related to the February 2007 Debentures.  As of April 30, 2013, $3,902 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense (see Note 9).

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”).  The May 2011 Debenture has a three year term maturing on May 20, 2014 and bears interest at a rate of 8% per annum.  For the three and six months ended April 30, 2013, the Company recorded a total of $1,951 and $3,968, respectively, of interest expense related to the May 2011 Debenture.  For the three and six months ended April 30, 2012, the Company recorded a total of $1,972 and $3,989, respectively, of interest expense related to the May 2011 Debenture.  As of April 30, 2013, $7,586 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses (see Note 9).

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”).  The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum.  For the three and six months ended April 30, 2013, the Company recorded a total of $2,017 and $4,034, respectively, of interest expense related to the August 2012 Debenture.  As of April 30, 2013, $5,766 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses.

7.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC” 718”).  During the three and six months ended April 30, 2013, the Company did not record any employee stock-based compensation expense.  During the three and six months ended April 30, 2012, the Company recorded employee stock-based compensation expense of $0 and $3,716, respectively, which amounts were included in general and administrative expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”   During the three and six months ended April 30, 2013, the Company recorded non-employee stock-based compensation expense of $4,725, which amounts were included in general and administrative expense.  During the three and six months ended April 30, 2012, the Company did not record any non-employee stock-based compensation expense.

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

For the three and six months ended April 30, 2013, diluted net loss per share did not include the effect of 241,432 shares of common stock issuable upon the exercise of outstanding options, 32,000 shares of common stock issuable upon the exercise of outstanding warrants and 666,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three and six months ended April 30, 2012, diluted net loss per share did not include the effect of 249,532 shares of common stock issuable upon the exercise of outstanding options, 343,000 shares of common stock issuable upon the exercise of outstanding warrants and 416,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

9.	Stockholders’ Equity

Issuance of Common Stock as Payment of Certain Obligations

On January 23, 2013, the Company issued an aggregate of 588,236 shares of its common stock to its two executive officers (294,118 shares of common stock were issued to each of Mr. LaVance and Mr. Gifford), as settlement of $225,627 of accrued compensation due to them and other related costs.

On January 23, 2013, the Company issued an aggregate of 50,000 shares of its common stock to its current independent directors and a former independent director as settlement of $17,000 of fees owed to them.

On January 23, 2013, the Company issued 279,412 shares of its common stock to Century Capital as settlement of $95,000 of office rent owed by Scivanta through January 31, 2013 ($80,000 accrued as of October 31, 2012).

On March 22, 2013, the Company issued 36,477 shares of its common stock to a third party service provider as payment of $12,534 of offering costs ($9,125 accrued as of October 31, 2012) related to certain private placements of the Company’s securities.

On April 8, 2013, the Company issued 33,750 shares of its common stock to a third party service provider as payment of $4,725 of consulting fees.

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 23, 2013, the Company issued an aggregate of 32,000 shares of its common stock to the holders of the February 2007 Debentures  in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.50 per share) as defined in the February 2007 Debentures.

On January 23, 2013, the Company issued 16,000 shares of its common stock to the May 2011 Debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2011 through May 19, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.50 per share) as defined in the May 2011 Debenture.

On April 16, 2013, the Company issued an aggregate of 145,454 shares of its common stock to the holders of the February 2007 Debentures  in satisfaction of $16,000 of interest due for the period February 1, 2012 through January 31, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.11 per share) as defined in the February 2007 Debentures.

Sale of Common Stock

On January 25, 2013, the Company sold to an individual investor, 454,545 shares of its common stock for an aggregate purchase price of $50,000, or $0.11 per share.  The Company did not incur any offering costs in connection with this private placement.

On March 22, 2013, the Company sold to an individual investor, 454,545 shares of its common stock for an aggregate purchase price of $50,000, or $0.11 per share.  The Company incurred offering costs of $5,000 in connection with this private placement.

On April 16, 2013, the Company sold to an individual investor, 227,272 shares of its common stock for an aggregate purchase price of $25,000, or $0.11 per share.  The Company did not incur any offering costs in connection with this private placement.

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000.  As of April 30, 2013, options to purchase 147,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individuals’ interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 300,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of April 30, 2013, options to purchase 94,432 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 205,568 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the six months ended April 30, 2013 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2012	249,532	$1.57	$700
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(8,100)	$1.40
Outstanding at April 30, 2013	241,432	$1.57	$--
Exercisable at April 30, 2013	241,432	$1.57	$--
Exercisable at October 31, 2012	249,532	$1.57	$700

Information with respect to outstanding stock options and stock options exercisable as of April 30, 2013 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.20	3,500	$0.20	1.7	3,500	$0.20	1.7
$0.80	33,500	$0.80	1.3	33,500	$0.80	1.3
$1.40	94,432	$1.40	4.8	94,432	$1.40	4.8
$2.00	110,000	$2.00	3.8	110,000	$2.00	3.8
	241,432	$1.57	3.8	241,432	$1.57	3.8

Warrants to Purchase Common Stock

A summary of warrant transactions during the six months ended April 30, 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2012	93,000	$1.19	$--
Issued during the period	--	--
Exercised during the period	--	--
Expired during the period	(61,000)	$1.29
Outstanding at April 30, 2013	32,000	$1.00	$--
Exercisable at April 30, 2013	32,000	$1.00	$--
Exercisable at October 31, 2012	93,000	$1.19	$--

Information with respect to outstanding warrants and warrants exercisable at April 30, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.40	20,000	$0.40	1.0	20,000	$0.40	1.0
$2.00	12,000	$2.00	0.5	12,000	$2.00	0.5
	32,000	$1.00	0.8	32,000	$1.00	0.8

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

In addition to developing the SCMS, our strategy for business development, if sufficient funding is obtained, will focus on the acquisition, through licensing or purchasing, of technologies, products or businesses that are sold or are capable of being sold in a specialty or niche market.  Technologies, products or businesses of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies, patented products or businesses.  The Company believes that specialty or niche-market technologies, products or businesses generally offer attractive operating margins.  These products are distributed through specialty distributor networks, manufacturer representatives or other specialized channels to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

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

Results of Operations

Research and Development.  For both the three months ended April 30, 2013 and 2012, the Company did not incur any research and development expenses.  For the six months ended April 30, 2013, research and development expenses were $0, as compared to $8,890 for the six months ended April 30, 2012.  The $8,890, or 100%, decrease in research and development expense for the six months ended April 30, 2013 was due to no patent costs for such period.

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

General and Administrative.  For the three months ended April 30, 2013, general and administrative expenses were $128,198, as compared to $50,319 for the three months ended April 30, 2012.  The $77,879, or 155%, increase in general and administrative expenses for the three months ended April 30, 2013 was primarily due to a $45,312 increase in legal expenses related to the Company’s amendment to its Restated Articles of Incorporation and our review of potential acquisitions, a $17,000 increase in consulting fees related to our review of potential acquisitions and financings, a $9,229 increase in costs associated with mailings to stockholders and related SEC filings regarding the amendment to our Restated Articles of Incorporation and a $4,725 increase in stock based compensation to non-employees.

For the six months ended April 30, 2013, general and administrative expenses were $195,162, as compared to $118,353 for the six months ended April 30, 2012.  The $76,809, or 65%, increase in general and administrative expenses for the six months ended April 30, 2013 was primarily due to a $56,470 increase in legal expenses related to the Company’s amendment to its Restated Articles of Incorporation and our review of potential acquisitions, a $17,000 increase in consulting fees related to our review of potential acquisitions and financings and a $9,043 increase in costs associated with mailings to stockholders and related SEC filings regarding the amendment to our Restated Articles of Incorporation, offset by a $5,000 decrease in audit related fees.

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

Interest Expense.  For the three months ended April 30, 2013, interest expense was $8,167, as compared to $6,207 for the three months ended April 30, 2012.  The $1,960, or 32%, increase in interest expense for the three months ended April 30, 2013 was primarily due to $2,017 of interest associated with the August 2012 Debenture.

For the six months ended April 30, 2013, interest expense was $16,133, as compared to $13,132 for the six months ended April 30, 2012.  The $3,001, or 23%, increase in interest expense for the six months ended April 30, 2013 was primarily due to $4,034 of interest associated with the August 2012 Debenture, offset by a $897 decrease in interest associated with the February 2007 Debentures resulting from the conversion to common stock of a portion of the outstanding aggregate principal of the February 2007 Debentures in January 2012.

Loss on Conversion of Convertible Debentures.  During the six months ended April 30, 2012, we recognized a loss of $21,750 on the conversion of certain February 2007 Debentures resulting from a reduction in the conversion price.

Net Loss.  For the three months ended April 30, 2013, our net loss was $136,365, or $0.03 per share (basic and diluted), as compared to a net loss of $56,526, or $0.02 per share (basic and diluted), for the three months ended April 30, 2012.  The $79,839, or 141%, increase in the net loss for the three months ended April 30, 2013 was primarily attributable to a $77,879 increase in general and administrative expenses.

For the six months ended April 30, 2013, our net loss was $211,295, or $0.05 per share (basic and diluted), as compared to a net loss of $162,125, or $0.05 per share (basic and diluted), for the six months ended April 30, 2012.  The $49,170, or 30%, increase in the net loss for the six months ended April 30, 2013 was primarily attributable to a $76,809 increase in general and administrative expenses, offset by a $21,750 decrease in the loss on conversion of convertible debentures and a $8,890 decrease in research and development expenses.

Liquidity and Capital Resources

As of April 30, 2013, the Company had a working capital deficiency of $447,116 and cash on hand of $64,880.  The $555 increase in cash on hand from October 31, 2012 was primarily due to the receipt of $120,000 of net proceeds in connection with the sale of an aggregate of 1,136,362 shares of the Company’s common stock that occurred in January and April 2013, offset by the Company’s continuing operating expenses.

During the past several years, the Company has generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  The Company’s operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and through the issuance of our common stock in exchange for services.

On January 23, 2013, the Company issued an aggregate of 588,236 shares of its common stock as settlement of $225,627 of accrued compensation due through October 31, 2011 to its officers and other related costs, issued an aggregate of 50,000 shares of its common stock as settlement of $17,000 of fees owed through October 31, 2011 to its current independent directors and a former independent director and issued 279,412 shares of its common stock to Century Capital as settlement of $95,000 of office rent owed by the Company through January 31, 2013 ($80,000 accrued as of October 31, 2012).

As of June 12, 2013, our cash position was approximately $40,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately four months from the filing date of this quarterly report on Form 10-Q.  We have reduced operating expenses and effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors.  Scivanta has also deferred certain vendor payments until it secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2012, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2013, the Company sold to an individual investor, 454,545 shares of its common stock for an aggregate purchase price of $50,000, or $0.11 per share.  The Company incurred offering costs of $5,000 in connection with this private placement.

On March 22, 2013, the Company issued 36,477 shares of its common stock to a third party service provider as payment of $12,534 of offering costs ($9,125 accrued as of October 31, 2012) related to certain private placements of the Company’s securities.

On April 8, 2013, the Company issued 33,750 shares of its common stock to a third party service provider as payment of $4,725 of consulting fees.

On April 16, 2013, the Company sold to an individual investor, 227,272 shares of its common stock for an aggregate purchase price of $25,000, or $0.11 per share.  The Company did not incur any offering costs in connection with this private placement.

On April 16, 2013, the Company issued an aggregate of 145,454 shares of its common stock to the holders of the February 2007 Debentures  in satisfaction of $16,000 of interest due for the period February 1, 2012 through January 31, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.11 per share) as defined in the February 2007 Debentures.

In connection with each of the above issuances of shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.       Defaults Upon Senior Securities

Not Applicable.

Item 4.       Mine Safety Disclosures

Not Applicable.

Item 5.       Other Information

Effective April 22, 2013, the Company amended its Restated Articles of Incorporation to: (a) effectuate a 10-for-1  Reverse Stock Split; (b) increase the amount of authorized capital stock to 520,000,000 shares, notwithstanding the effect of the Reverse Stock Split; (c) classify 500,000,000 shares of the authorized capital stock as common stock, par value $.001 per share, and 20,000,000 shares of the authorized capital stock as preferred stock, par value $.001 per share; (d) provide for the issuance of rights, warrants and options to purchase shares of the Company’s capital stock; and (e) include a limitation of liability provision with respect to the officers and directors of the Company.

Prior to the Reverse Stock Split, there were 54,293,838 shares of the Company’s common stock outstanding, and after the Reverse Stock Split, there were 5,429,384 shares of the Company’s common stock outstanding.

Item 6.       Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

June 14, 2013	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 14, 2013	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

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

10.15
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.17
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Lawrence M. Levy was granted a non-qualified stock option to purchase up to 3,500 shares of common stock of the Company (incorporated by reference to Exhibit 10.35 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

Exhibit Number	Description of Exhibit

10.18
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Anthony Giordano, III was granted a non-qualified stock option to purchase up to 3,900 shares of common stock of the Company (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended April 30, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

*  Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.