Form 10-Q
period 2013-07-31
SCIVANTA MEDICAL CORP
filed 2013-09-16
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended July 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐     No  ☒

As of September 13, 2013, there were 5,429,384 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.               Financial Statements

The balance sheet as of July 31, 2013, the related statements of operations for the three and nine months ended July 31, 2013 and 2012 and cash flows for the nine months ended July 31, 2013 and 2012 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.   In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2012.

The results of operations for the three and nine months ended July 31, 2013 and 2012, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	July 31, 2013	October 31, 2012
Assets
Current assets:
Cash	$36,073	$64,325
Prepaid expenses	16,254	9,543

Total current assets	$52,327	$73,868

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$277,126	$222,845
Accounts payable - related party	57,389	82,651
Accrued expenses	30,321	90,043
Accrued compensation	--	225,627
Notes payable	11,407	105,000
Convertible debentures	300,000	25,000

Total current liabilities	676,243	751,166

Convertible debenture	100,000	375,000
Note payable	105,000	--

Total liabilities	881,243	1,126,166

Commitments

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 and 10,000,000 shares authorized, respectively; 5,429,384 and 3,111,691 shares issued and outstanding, respectively	5,429	3,112
Additional paid-in capital	22,880,390	22,371,230
Accumulated deficit	(23,714,735)	(23,426,640)

Total stockholders' deficiency	(828,916)	(1,052,298)

Total liabilities and stockholders' deficiency	$52,327	$73,868

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2013	2012	2013	2012

Revenue	$--	$--	$--	$--

Operating expenses:
Research and development	3,115	5,540	3,115	14,430
General and administrative	65,389	62,209	260,551	180,562

Loss from operations	(68,504)	(67,749)	(263,666)	(194,992)

Interest expense	(8,296)	(6,217)	(24,429)	(19,349)
Loss on conversion of convertible debentures	--	--	--	(21,750)

Net loss	$(76,800)	$(73,966)	$(288,095)	$(236,091)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding, basic and diluted	5,429,384	3,111,691	4,494,496	3,098,337

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(288,095)	$(236,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	4,725	3,716
Loss on conversion of convertible debentures	--	21,750
Changes in operating assets and liabilities:
Grant receivable	--	131,979
Prepaid expenses	13,509	12,633
Accounts payable	71,281	18,881
Accounts payable - related party	69,738	25,566
Accrued expenses	(10,597)	3,770
Net cash used in operating activities	(139,439)	(17,796)

Cash flows from financing activities:
Repayment of notes payable	(8,813)	(10,455)
Proceeds from sale of common stock, net of offering costs	120,000	-
Net cash provided by (used in) financing activities	111,187	(10,455)

Decrease in cash	(28,252)	(28,251)
Cash - beginning of period	64,325	46,245
Cash – end of period	$36,073	$17,994

Supplemental disclosure of cash flow information:
Cash paid for interest	$526	$579
Cash paid for income taxes	$500	$--
Noncash financing activities:
Issuance of 588,236 shares of common stock as settlement of accrued compensation and other related costs	$225,627	$--
Issuance of 279,412 shares of common stock as settlement of certain accounts payable – related party	$95,000	$--
Issuance of 50,000 shares of common stock as settlement of certain accounts payable for director fees	$17,000	$--
Issuance of 193,454 shares of common stock as payment of interest due on convertible debentures	$40,000	$--
Issuance of 36,477 shares of common stock as payment of offering costs related to private placements	$12,534	$--
Issuance of 55,237 shares of common stock as payment of $50,000 of principal and $3,729 of interest due on convertible debentures	$-	$53,729
Issuance of notes payable as payment for insurance premiums	$20,220	$15,867

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses and negative cash flows from operations.  The Company had a working capital deficiency of $623,916 and an accumulated deficit of $23,714,735 as of July 31, 2013.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2013, the Company issued shares of its common stock as settlement of $225,627 of accrued compensation due through October 31, 2011 to its officers and other related costs, $17,000 of fees due through October 31, 2011 to its current independent directors and a former independent director and $95,000 due for office rent through January 31, 2013 ($80,000 accrued as of October 31, 2012).  The Company has also deferred certain other vendor payments until the Company secures sufficient additional financing.

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

2.	Amendment to Restated Articles of Incorporation

Effective April 22, 2013, the Company amended its Restated Articles of Incorporation to, among other items, effectuate a 10-for-1    reverse stock split (the “Reverse Stock Split”) with respect to its outstanding shares of common stock and increase the amount of authorized capital stock to 520,000,000 shares, notwithstanding the effect of the Reverse Stock Split, consisting of 500,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.  All references in the accompanying financial statements to the number of shares outstanding and per-share amounts have been restated to reflect the Reverse Stock Split.  In connection with the amendments to the Restated Articles of Incorporation, the par value of the Company’s common stock remained $.001 per share, resulting in a reclassification between common stock and additional paid-in capital in order to account for the Reverse Stock Split.

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

Under the License Agreement, Scivanta made a cash payment of $30,000 to Hickey on June 3, 2011 and was required to make a cash payment of $105,000 to Hickey on July 31, 2012.  Pursuant to the Amendment, the $105,000 payment was restructured as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology.  As of July 31, 2013 and October 31, 2012, the Company recorded the $105,000 due to Hickey as a non-current note payable.

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

During the three and nine months ended July 31, 2013, the Company was billed $24,905 and $59,662, respectively, pursuant to the terms of the sublease agreement.  As of July 31, 2013, the Company owed Century Capital $30,000 for rent and $27,389 for other expenses, which is included in accounts payable – related party.  During the three and nine months ended July 31, 2012, the Company was billed $17,730 and $54,297, respectively, pursuant to the terms of the sublease agreement.

5.	Notes Payable

Note Payable – IPFS

On March 20, 2013, the Company entered into a finance agreement with IPFS Corporation (“IPFS”).  Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $20,220, which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $2,335, including interest, commencing April 13, 2013.  For the three and nine months ended July 31, 2013, the Company recorded a total of $229 and $526, respectively, of interest expense related to this finance agreement.  As of July 31, 2013, the outstanding principal balance related to this finance agreement was $11,407.

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

For the three and nine months ended July 31, 2013, the Company recorded a total of $4,033 and $11,867, respectively, of interest expense related to the February 2007 Debentures.  For the three and nine months ended July 31, 2012, the Company recorded a total of $4,033 and $12,764, respectively, of interest expense related to the February 2007 Debentures.  As of July 31, 2013, $7,935 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.  As of July 31, 2013, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”).  The May 2011 Debenture has a three year term maturing on May 20, 2014 and bears interest at a rate of 8% per annum.  For the three and nine months ended July 31, 2013, the Company recorded a total of $2,017 and $5,985, respectively, of interest expense related to the May 2011 Debenture.  For the three and nine months ended July 31, 2012, the Company recorded a total of $2,017 and $6,006, respectively, of interest expense related to the May 2011 Debenture.  As of July 31, 2013, $9,603 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses.  As of July 31, 2013, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”).  The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum.  For the three and nine months ended July 31, 2013, the Company recorded a total of $2,017 and $6,051, respectively, of interest expense related to the August 2012 Debenture.  As of July 31, 2013, $7,783 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses.  As of July 31, 2013, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of non-current convertible debenture.

7.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification 718, “Stock Compensation” (“ASC” 718”).  During the three and nine months ended July 31, 2013, the Company did not record any employee stock-based compensation expense.  During the three and nine months ended July 31, 2012, the Company recorded employee stock-based compensation expense of $0 and $3,716, respectively, which amounts were included in general and administrative expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and Topic 505-50, “Equity-Based Payments to Non-Employees.”   During the three and nine months ended July 31, 2013, the Company recorded non-employee stock-based compensation expense of $0 and $4,725, respectively, which amounts were included in general and administrative expense.  During the three and nine months ended July 31, 2012, the Company did not record any non-employee stock-based compensation expense.

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

For the three and nine months ended July 31, 2013, diluted net loss per share did not include the effect of 241,432 shares of common stock issuable upon the exercise of outstanding options, 32,000 shares of common stock issuable upon the exercise of outstanding warrants and 666,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three and nine months ended July 31, 2012, diluted net loss per share did not include the effect of 249,532 shares of common stock issuable upon the exercise of outstanding options, 93,000 shares of common stock issuable upon the exercise of outstanding warrants and 416,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

9.	Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000.  As of July 31, 2013, options to purchase 147,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individuals’ interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 300,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of July 31, 2013, options to purchase 94,432 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 205,568 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the nine months ended July 31, 2013 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2012	249,532	$1.57	$700
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(8,100)	$1.40
Outstanding at July 31, 2013	241,432	$1.57	$--
Exercisable at July 31, 2013	241,432	$1.57	$--
Exercisable at October 31, 2012	249,532	$1.57	$700

Information with respect to stock options outstanding and stock options exercisable as of July 31, 2013 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.20	3,500	$0.20	1.4	3,500	$0.20	1.4
$0.80	33,500	$0.80	1.1	33,500	$0.80	1.1
$1.40	94,432	$1.40	4.6	94,432	$1.40	4.6
$2.00	110,000	$2.00	3.5	110,000	$2.00	3.5
	241,432	$1.57	3.5	241,432	$1.57	3.5

Warrants to Purchase Common Stock

A summary of warrant transactions during the nine months ended July 31, 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2012	93,000	$1.19	$--
Issued during the period	--	--
Exercised during the period	--	--
Expired during the period	(61,000)	$1.29
Outstanding at July 31, 2013	32,000	$1.00	$--
Exercisable at July 31, 2013	32,000	$1.00	$--
Exercisable at October 31, 2012	93,000	$1.19	$--

Information with respect to warrants outstanding and warrants exercisable at July 31, 2013 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.40	20,000	$0.40	0.8	20,000	$0.40	0.8
$2.00	12,000	$2.00	0.3	12,000	$2.00	0.3
	32,000	$1.00	0.6	32,000	$1.00	0.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Research and Development.  For the three months ended July 31, 2013, research and development expenses were $3,115, as compared to $5,540, for the three months ended July 31, 2012.  The $2,425, or 44%, decrease in research and development expenses for the three months ended July 31, 2013 was due to a decrease in patent costs.  For the nine months ended July 31, 2013, research and development expenses were $3,115, as compared to $14,430 for the nine months ended July 31, 2012.  The $11,315, or 78%, decrease in research and development expense for the nine months ended July 31, 2013 was due to a decrease in patent costs.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2013 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2013 to increase.  If we are unable to obtain additional capital sufficient to fund our research and development program, we would expect research and development expenses for the fiscal year ending October 31, 2013 to remain at the current level.

General and Administrative.  For the three months ended July 31, 2013, general and administrative expenses were $65,389, as compared to $62,209 for the three months ended July 31, 2012.  The $3,180, or 5%, increase in general and administrative expenses for the three months ended July 31, 2013 was primarily due to a $7,225 increase in office maintenance expenses, offset by a $5,000 decrease in audit related fees.

For the nine months ended July 31, 2013, general and administrative expenses were $260,551, as compared to $180,562 for the nine months ended July 31, 2012.  The $79,989, or 44%, increase in general and administrative expenses for the nine months ended July 31, 2013 was primarily due to a $57,730 increase in legal expenses related to the Company’s amendment to its Restated Articles of Incorporation and our review of potential acquisitions, a $17,000 increase in consulting fees related to our review of potential acquisitions and financings and a $10,063 increase in costs associated with mailings to stockholders and related SEC filings regarding the amendment to our Restated Articles of Incorporation, offset by a $10,000 decrease in audit related fees.

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

Interest Expense.  For the three months ended July 31, 2013, interest expense was $8,296, as compared to $6,217 for the three months ended July 31, 2012.  The $2,079, or 33%, increase in interest expense for the three months ended July 31, 2013 was primarily due to $2,017 of interest associated with the August 2012 Debenture.

For the nine months ended July 31, 2013, interest expense was $24,429, as compared to $19,349 for the nine months ended July 31, 2012.  The $5,080, or 26%, increase in interest expense for the nine months ended July 31, 2013 was primarily due to $6,051 of interest associated with the August 2012 Debenture, offset by a $897 decrease in interest associated with the February 2007 Debentures resulting from the conversion to common stock of a portion of the outstanding aggregate principal of the February 2007 Debentures in January 2012.

Loss on Conversion of Convertible Debentures.  During the nine months ended July 31, 2012, we recognized a loss of $21,750 on the conversion of certain February 2007 Debentures resulting from a reduction in the conversion price.

Net Loss.  For the three months ended July 31, 2013, our net loss was $76,800, or $0.01 per share (basic and diluted), as compared to a net loss of $73,966, or $0.02 per share (basic and diluted), for the three months ended July 31, 2012.  The $2,834, or 4%, increase in the net loss for the three months ended July 31, 2013 was primarily attributable to a $3,180 increase in general and administrative expenses and a $2,079 increase in interest expense, offset by a $2,425 decrease in research and development expenses.

For the nine months ended July 31, 2013, our net loss was $288,095, or $0.06 per share (basic and diluted), as compared to a net loss of $236,091, or $0.08 per share (basic and diluted), for the nine months ended July 31, 2012.  The $52,004, or 22%, increase in the net loss for the nine months ended July 31, 2013 was primarily attributable to a $79,989 increase in general and administrative expenses and a $5,080 increase interest expense, offset by a $21,750 decrease in the loss on conversion of convertible debentures and a $11,315 decrease in research and development expenses.

Liquidity and Capital Resources

As of July 31, 2013, the Company had a working capital deficiency of $623,916 and cash on hand of $36,073.  The $28,252 decrease in cash on hand from October 31, 2012 was primarily due to the Company’s continuing operating expenses, offset by the receipt of $120,000 of net proceeds in connection with the sale of an aggregate of 1,136,362 shares of the Company’s common stock that occurred in January and April 2013.

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

As of September 13, 2013, our cash position was approximately $26,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately four months from the filing date of this quarterly report on Form 10-Q.  We have reduced operating expenses and effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors.  Scivanta has also deferred certain vendor payments until it secures sufficient additional financing.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2012, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

DATE:	SCIVANTA MEDICAL CORPORATION

September 16, 2013	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 16, 2013	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

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

10.3.1
First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

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

101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended July 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

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