Form 10-K
period 2013-10-31
SCIVANTA MEDICAL CORP
filed 2014-01-21
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2013, the aggregate fair value of the registrant’s common stock held by non-affiliates was approximately $318,000.

As of January 21, 2014, there were 6,235,977 shares of the registrant’s common stock outstanding.

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

On November 10, 2006, we licensed the exclusive world-wide rights to develop, manufacture and distribute the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in the development stage.  However, since the end of fiscal 2009, all development activity has ceased as we attempt to raise additional financing.  See “Item 1. Business – Strategy for Business Development - SCMS.”

Effective April 22, 2013, the Company amended its restated articles of incorporation to, among other items, effectuate a 10-to-1 reverse stock split (the “Reverse Stock Split”) with respect to its outstanding shares of common stock and increase the amount of authorized capital stock to 520,000,000 shares, notwithstanding the effect of the Reverse Stock Split, consisting of 500,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.  All references in this annual report on Form 10-K to the number of shares of common stock: (a) outstanding; (b) available for issuance under stock option plans; (c) issuable upon the exercise of outstanding stock options or warrants; and (d) issuable upon the conversion of convertible debentures, as well as all references to the related per-share amounts, including the exercise prices of stock options and warrants and the conversion prices of convertible debentures, have been restated to give effect to the Reverse Stock Split.

Strategy for Business Development

Scivanta is currently operating on a limited basis as we continue to seek additional financing that will allow us to either continue the development of the SCMS or will allow us to acquire a new technology, product or service.  Our business development strategy will depend upon our ability to secure additional financing.

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

In the event that we decide to continue the development of the SCMS and receive additional funding for such development, we would need to complete clinical trials and receive appropriate regulatory approvals prior to commencing sales of the SCMS.  No assurances can be given that the Company will finish the development of the SCMS.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

Other Potential Product Acquisitions

Our strategy for business development will also focus on the acquisition, through licensing or purchasing, of technologies, products or services that are sold or are capable of being sold in a specialty or niche market.  Any such acquisitions will be contingent upon our ability to secure the financing required to fund such acquisitions.  Technologies, products or services of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies, patented products or services.  Specialty or niche-market technologies, products or services, in comparison to commodities, generally offer greater operating margins.  These products are distributed through specialty distributor networks, manufacturer representatives or other specialized channels to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

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

Below is a listing of criteria we intend to utilize in identifying and evaluating potential technology, product or service acquisitions:

•	Whether the technology, product or service is a specialty or niche-market product which is distributed through specialty distributors.

•	Whether the technology, product or service is unique or patented.

•	Whether the technology, product or service has, or is capable of achieving, an attractive gross margin, usually in excess of 35%.

•	Whether the prospective seller is receptive to receiving equity as part of the purchase price.

•
Whether the market for the technology, product or service is expanding, but not to such a degree as to attract larger companies or result in the technology, product or service achieving commodity status.

•	Whether we can access marketing channels to market and distribute the technology, product or service.

No assurances can be given that we will have the financial and other resources necessary for us to acquire additional technologies, products or services or implement any part of our business development strategy.  In addition, no assurances can be given that any technology, product or service that we acquire as part of our business development strategy will be profitable.

SCMS

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

Scivanta Agreements

SCMS License Agreement

On February 14, 2011, Scivanta entered into an Amended and Restated Technology License Agreement with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor.”  The Amended and Restated Technology License Agreement, as further amended on March 14, 2013, is referred to herein as the “License Agreement”.

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

Under the License Agreement, a cash payment of $105,000 is payable to Hickey as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by Scivanta of at least $3,000,000 or any series of financings by Scivanta within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology.

In addition, Scivanta has agreed to issue shares of its common stock to the Licensor upon the occurrence of certain events.  On the date Scivanta files for approval to market and sell a product utilizing the licensed technology, Scivanta will issue share of common stock to the Licensor with a value of $130,000.  On the date Scivanta receives approval to market and sell a product utilizing the licensed technology, Scivanta will issue shares of its common stock to the Licensor with a value of $160,000. The number of shares of Scivanta’s common stock to be issued to the Licensor will be calculated based on the market price of the Scivanta’s common stock, as defined in the License Agreement, on the date that each of the respective above noted events occur.

Scivanta is required to pay the Licensor a royalty of 5% of annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement.  Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited.  Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited.  Scivanta is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the License Agreement, received by Scivanta in connection with Scivanta’s sublicense of the rights granted to Scivanta under the License Agreement.

The License Agreement also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  If Scivanta materially fails to perform any covenant, condition or undertaking of the License Agreement, including the failure to make any payments when due, the Licensor may give written notice of such default to Scivanta.  If Scivanta should fail to cure such default within ninety (90) days of notice of such default, then the Licensor, at its option, may terminate the License Agreement.  Further, the License Agreement contains standard provisions regarding indemnification and patent prosecution.

Patents and Copyrights

The SCMS is the subject of five United States patents and other corresponding patents in Canada and the European Union.  The patents cover the important facets of the SCMS, including catheter design and construction, catheter positioning, monitor design, algorithms and balloon inflation techniques.  The United States patents include United States Patent and Trademark Office numbers: 5,697,375; 6,120,442; 6,238,349; 6,432,059; and 7,527,599.  In addition, the software that converts the pressure signals into useful clinical information is the subject of copyright.

Manufacturing and Principal Suppliers

We currently intend to outsource the manufacturing of the components for the SCMS.  No formal manufacturing agreements have been entered into at this time.

Distribution, Sales and Marketing

We currently do not maintain a dedicated sales force and do not sell any products.  If the SCMS is fully developed and approved for sale, we intend to outsource the distribution and sales requirements related to the SCMS.  No formal distribution or sales agreements have been entered into at this time.

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

Government Regulation

As a developer and possible future distributor of medical devices, we are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the “FDA”), and the corresponding agencies of the states and foreign countries in which we may sell our products.  These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations could have a material impact on our future operations in the event we successfully develop the SCMS and implement our strategy for business development and acquire or develop additional medical devices and related products.

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

PART II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the ticker symbol “SCVM.”  Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2011 through October 31, 2013 as reported by the OTC Bulletin Board, adjusted for the Reverse Stock Split.  These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2013	High	Low
First Quarter	$0.35	$0.11
Second Quarter	0.18	0.11
Third Quarter	0.14	0.14
Fourth Quarter	0.20	0.13

Year Ended October 31, 2012	High	Low
First Quarter	$1.10	$0.30
Second Quarter	0.80	0.30
Third Quarter	0.50	0.40
Fourth Quarter	0.40	0.40

The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or other national exchange would offer.  As of January 21, 2014, we had seven market makers for our common stock which were Automated Trading Desk Financial Services, LLC, Buckman, Buckman and Reid, Inc., Citadel Securities, Canaccord Genuity Inc., G1 Execution & Clearing Services LLC, Knight Execution & Clearing Services LLC and Vfinance Investments, Inc.

Stockholders

As of January 21, 2014, the approximate number of registered holders of our common stock was 440; the number of issued and outstanding shares of our common stock was 6,235,977; and there were 500,769 shares of common stock subject to outstanding warrants, 211,832 shares of common stock subject to outstanding stock options, and 1,820,513 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2013

There were no sales of unregistered securities during the fiscal year ended October 31, 2013, other than those reported on Forms 10-Q and/or 8-K filed by Scivanta during the fiscal year ended October 31, 2013.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.            Selected Financial Data

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2013 and 2012.  This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2013 and 2012 and the related notes thereto, which begin on page F-1 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey.  Scivanta currently does not sell any products or technologies. See “Item 1. Business – General.”

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.  The SCMS is currently in development stage.  However, since the end of fiscal 2009, all development activity has ceased.  See “Item 1. Business – Strategy for Business Development - SCMS.”  See “Item 1. Business – Scivanta Agreements – SCMS License Agreement.”

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

Scivanta calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model.  The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest.  ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock options or warrants.  Scivanta estimates forfeiture rates for all unvested awards when calculating the expense for a period.  In estimating the forfeiture rate, Scivanta monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

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

Results of Operations

Revenue.  Scivanta discontinued all product sales during the fiscal year ended October 31, 2004 and currently does not have any recurring revenue.

Research and Development.  For the fiscal year ended October 31, 2013, research and development expenses were $3,115, as compared to $21,721 for the fiscal year ended October 31, 2012.  The $18,606, or 86%, decrease in research and development expenses for the fiscal year ended October 31, 2013 was due to a decrease in patent costs related to the SCMS.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2014 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we decide to continue the development of the SCMS, and are able to obtain additional capital to fund such development, we would expect research and development expenses for the fiscal year ending October 31, 2014 to significantly increase.  If we do not continue the development of the SCMS, we would expect research and development expenses for the fiscal year ending October 31, 2014 to remain at the current level.

General and Administrative.  For the fiscal year ended October 31, 2013, general and administrative expenses were $322,725, as compared to $245,881 for the fiscal year ended October 31, 2012.  The $76,844, or 31%, increase in general and administrative expenses for the fiscal year ended October 31, 2013 was primarily due to a $58,751 increase in legal expenses related to the Company’s amendment to its Restated Articles of Incorporation and our review of potential acquisitions, a $17,000 increase in consulting fees related to our review of potential acquisitions and financings, a $6,915 increase in costs associated with mailings to stockholders regarding the amendment to our Restated Articles of Incorporation and a $4,699 increase in office related expenses, offset by a $14,000 decrease in audit related fees.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2014 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships.  In the event that we are able to obtain additional capital sufficient to fund the continued development of the SCMS or to acquire a product, technology or service, we would expect general and administrative expenses for the fiscal year ending October 31, 2014 to increase as we build the administrative infrastructure necessary to support the continued development of the SCMS or development or sale of a new product, technology or service.  If we are unable to obtain additional capital sufficient to fund the continued development of the SCMS or to acquire a new product, technology or service, we would expect general and administrative expenses for the fiscal year ending October 31, 2014 to decrease as we continue to reduce our operating activities.

Operating Income.  During the fiscal years ended October 31, 2013 and 2012, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $68,050 and $13,428, respectively.

Interest Expense.  For the fiscal year ended October 31, 2013, interest expense was $32,709, as compared to $27,195 for the fiscal year ended October 31, 2012.  The $5,514, or 20%, increase in interest expense for the fiscal year ended October 31, 2013 was primarily due to $6,336 of interest associated with the convertible debenture issued on August 15, 2012, offset by a $897 decrease in interest associated with the convertible debentures issued on February 1, 2007 resulting from the conversion to common stock of a portion of the outstanding aggregate principal of the convertible debentures in January 2012.

Loss on Conversion of Convertible Debentures.  For the fiscal year ended October 31, 2012, we recognized a loss of $21,750 on the conversion of certain convertible debentures issued on February 1, 2007 due to a reduction in the conversion price.

Net Loss.  For the fiscal year ended October 31, 2013, our net loss was $290,499, or $0.06 per share (basic and diluted), as compared to a net loss of $303,119, or $0.10 per share (basic and diluted), for the fiscal year ended October 31, 2012.  The $12,620, or 4%, decrease in net loss for the fiscal year ended October 31, 2013 was due to a $18,606 decrease in research and development expenses, a $54,622 increase in the gain on the settlement of accounts payable and a $21,750 decrease in the loss on conversion of convertible debentures, offset by a $76,844 increase in general and administrative expenses and a $5,514 increase in interest expense.

Liquidity and Capital Resources

As of October 31, 2013, we had a working capital deficiency of $626,320 and cash on hand of $19,908.  The $44,417 decrease in cash on hand from October 31, 2012 was primarily due to our continuing operating expenses, offset by $120,000 of net proceeds received in connection with the sale of an aggregate of 1,136,362 shares of our common stock that occurred in January and April 2013.

During the past several years, we generally sustained recurring losses and negative cash flows from operations.  We currently do not generate any revenue from operations.  Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and through the issuance of our common stock in exchange for services.

On December 12, 2013, we issued 10% convertible debentures to two individual investors.  The gross proceeds received in connection with this private placement were $150,000.

On January 8, 2014, we issued 230,769 shares of our common stock as payment of $30,000 of accounts payable to a third party service provider and we issued 461,538 shares of our common stock to Century Capital as settlement of $60,000 of office rent owed by us for the period commencing February 1, 2013 through January 31, 2014.

As of January 21, 2014, our cash position was approximately $70,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately six months from the filing date of this annual report on Form 10-K.  Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors.  Scivanta has also deferred certain vendor payments until it secures sufficient additional financing.  We did not make a $25,000 principal payment due on July 31, 2012 on a convertible debenture dated February 1, 2007 and, as a result, this obligation can be placed in default by the holder.  In addition, $175,000 of principal payments is due on January 31, 2014 on convertible debentures dated February 1, 2007.  We do not anticipate making these payments by January 31, 2014 and, as a result, these obligations can be placed in default by the holders subsequent to January 31, 2014.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Management conducted an evaluation of the effectiveness of Scivanta’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Scivanta’s internal control over financial reporting was effective as of October 31, 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in Scivanta’s internal control over financial reporting during Scivanta’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Scivanta's internal control over financial reporting.

Item 9B.         Other Information

On January 8, 2014, Scivanta issued 461,538 shares of its common stock to Century Capital as payment of $60,000 of office rent owed by Scivanta for the period commencing February 1, 2013 through January 31, 2014 ($45,000 accrued as of October 31, 2013).

On January 8, 2014, Scivanta issued 230,769 shares of its common stock as payment of $30,000 of fees owed to a third party service provider ($30,000 accrued as of October 31, 2013).

On January 8, 2014, Scivanta issued 57,143 shares of its common stock to the May 2011 debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2012 through May 19, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of Scivanta’s common stock ($0.14 per share) as defined in the May 2011 debenture.

On January 8, 2014, Scivanta issued 57,143 shares of its common stock to the August 2012 debenture holder in satisfaction of $8,000 of interest due for the period August 15, 2012 through August 15, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of Scivanta’s common stock ($0.14 per share) as defined in the August 2011 debenture.

On January 8, 2014, Scivanta issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with a third party for corporate finance consulting services. The warrant has a five year term, is exercisable at $0.13 per share and vested upon issuance.

In connection with each of the above issuances of shares of common stock and the issuance of a warrant to purchase shares of common stock, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of Scivanta. The name, age, principal occupation or employment and biographical information of each member of the board of directors of Scivanta who served as of October 31, 2013 are set forth below:

Name	Age	Principal Occupation or Employment
David R. LaVance	60	Chairman of the Board, President and Chief Executive Officer of Scivanta and Integrated Environmental Technologies, Ltd.
Thomas S. Gifford	45	Executive Vice President, Chief Financial Officer and Secretary of Scivanta and Integrated Environmental Technologies, Ltd.
Lawrence M. Levy	75	Retired Partner of Brown Rudnick LLP
Anthony Giordano, III	48	President and Chief Executive Officer of Colonial American Bank

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

Biographical Information

David R. LaVance:  Mr. LaVance has served as Scivanta’s Chairman, President and Chief Executive Officer since March 2003.  He is also the chairman of the board of directors of Hologic, Inc. (NASDAQ:  HOLX), a publicly traded medical device company specializing in women’s healthcare products.  Hologic is the worldwide leader in digital mammography, molecular diagnostics for women’s health, pap testing and gynecological surgical products.  Mr. LaVance has been a director of Hologic since December 2002.  From June 2008 through July 2011, Mr. LaVance served as the lead independent director of Hologic and was named chairman of the board of directors in August 2011.  Since May 2011, Mr. LaVance has served as the President and Chief Executive Officer and the chairman of board of directors of Integrated Environmental Technologies, Ltd. (OTC Bulletin Board:  IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions.  Since August 1997, Mr. LaVance has served as the President and co-founder of Century Capital Associates LLC, a consulting firm providing business and transaction advisory services.  From 1995 through 1997, Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies.  From 1992 through 1995, Mr. LaVance served as the President of Nuclear Care, Inc., a nuclear imaging clinical services company and in 1994 he was the founder of Physicians Data Corporation, a health informatics company.  From 1985 through 1992, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992.  Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University.  As our President and Chief Executive Officer, Mr. LaVance has direct responsibility for Scivanta’s strategy and operations.  This position, together with his many years of experience in corporate management, makes him an invaluable contributor to the board.

Thomas S. Gifford:  Mr. Gifford has served as Scivanta’s Executive Vice President, Chief Financial Officer and as a director since March 21, 2003.  Since May 2011, Mr. Gifford has served as the Executive Vice President and Chief Financial Officer of Integrated Environmental Technologies, Ltd. (OTC Bulletin Board:  IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions.  Since August 1997, Mr. Gifford has served as the Vice President and co-founder of Century Capital Associates LLC, a consulting firm providing business and transaction advisory services.  From 1995 through 1997, Mr. Gifford was a Manager and Associate Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies.  From 1990 through 1994, Mr. Gifford was an accountant for KPMG Peat Marwick LLP, where he provided auditing and financial due diligence services to various publicly traded and privately held emerging technology companies.  He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant.  Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law.  Mr. Gifford’s mix of leadership, management, strategic, operation and finance skills and experience enable him to provide important accounting and finance experience and operational insights to the board.

Lawrence M. Levy:  Mr. Levy has served as a director of Scivanta since March 15, 2007.  He retired from the position of Senior Counsel at Brown Rudnick LLP, an international law firm, in January 2011.  Mr. Levy had been Senior Counsel at Brown Rudnick since February 2005 and, for more than 30 years before that, had been a Partner at Brown Rudnick, specializing in corporate and securities law. Mr. Levy is also a member of the board of directors of Hologic, Inc. (NASDAQ: HOLX), Option N.V. (EURONEXT Brussels:  OPTI; OTC Bulletin Board:  OPNVY) of Leuven, Belgium, a wireless telecommunications company and Facing History and Ourselves. Mr. Levy received a B.A. from Yale University and a L.L.B. from Harvard Law School.  Mr. Levy’s mix of leadership, management, strategic and legal skills and experience enable him to provide important legal experience and governance insights to the board.

Anthony Giordano, III:  Mr. Giordano has served as a director of Scivanta since March 15, 2007.  He is currently the President and Chief Executive Officer and a director of Colonial American Bank, which is currently headquartered in Middletown, New Jersey.  From January 1, 2005 through November 30, 2010, Mr. Giordano served as the Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp (formerly Monmouth Community Bancorp), a publicly traded bank holding company (NASDAQ:  CJBK), and its wholly-owned subsidiary, Central Jersey Bank, N.A. (formerly Monmouth Community Bank, N.A.), from January 1, 2005 through date of the consummation of the merger of Central Jersey Bancorp and Kearny Financial Corp. on November 30, 2010.  Prior to the consummation of the combination of Monmouth Community Bancorp and Allaire Community Bank on January 1, 2005, he served as an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of Monmouth Community Bancorp and its bank subsidiary, Monmouth Community Bank, N.A.  Prior to joining Monmouth Community Bank, N.A. in May 1998, Mr. Giordano was employed by PNC Bank (formerly Midlantic Bank), where he served as Real Estate Banking Officer from 1996 to 1998 and Senior Accountant/Financial Analyst from 1994 to 1996.  From 1988 to 1994, Mr. Giordano served in various positions at Shadow Lawn Savings Bank, including Budget and Financial Planning Manager and Financial Analyst.  Mr. Giordano received an M.B.A. degree from Monmouth University and a B.S. degree in finance from Kean University.  Mr. Giordano’s mix of leadership, management, strategic and finance skills and experience enable him to provide important accounting and finance experience and management insights to the board.

Executive Officers

The executive officers serve in accordance with Scivanta’s bylaws and at the discretion of Scivanta’s board of directors.  The name, age, current position and biographical information of each executive officer of Scivanta are set forth below:

Name	Age	Capacities in which Served
David R. LaVance	60	Chairman of the Board, President and Chief Executive Officer
Thomas S. Gifford	45	Executive Vice President, Chief Financial Officer and Secretary

For the biographical information for David R. LaVance and Thomas S. Gifford, see “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board.  In addition, the board sometimes conducts business through its committees, including an audit committee and compensation committee.  The board for fiscal 2013 consisted of David R. LaVance, Thomas S. Gifford, Lawrence M. Levy and Anthony Giordano, III.  Each of Mr. Levy and Mr. Giordano qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

The audit committee for fiscal 2013 consisted of Lawrence M. Levy and Anthony Giordano, III, who is the chairman of the audit committee.  Each of Mr. Giordano and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC.  In addition, the board has determined that Mr. Giordano qualifies as a financial expert pursuant to SEC rules.  The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information.  The audit committee’s other responsibilities are set forth in the amended and restated charter of the audit committee which was adopted on May 14, 2004 and is available for viewing on Scivanta’s website at www.scivanta.com.

Executive Sessions of Nonemployee Directors

The board and its committees hold executive sessions of its nonemployee directors generally at each meeting.  The chairman of the audit committee serves as the chairperson for these executive sessions.

Section 16 Compliance

Section 16(a) of the Exchange Act requires Scivanta’s directors, executive officers and persons who own more than 10% of Scivanta’s common stock to file Forms 3, 4 and 5 with the SEC.  Executive officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish Scivanta with copies of all Forms 3, 4 and 5 reports they file.

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

Item 11.          Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Scivanta for the fiscal years ended October 31, 2013 and 2012 of any person who served as Scivanta’s President and Chief Executive Officer during the fiscal year ended October 31, 2013 and each other executive officer of Scivanta.  For purposes of this annual report on Form 10-K, Mr. LaVance and Mr. Gifford are each considered a “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David R. LaVance,	2013	$--	$--	$--	$--		$--	$--	$--	$--
President and
Chief Executive Officer	2012	$--	$--	$--	$1,858	(1)	$--	$--	$--	$1,858

Thomas S. Gifford,	2013	$--	$--	$--	$--		$--	$--	$--	$--
Executive Vice President,
Chief Financial Officer and Secretary	2012	$--	$--	$--	$1,858	(1)	$--	$--	$--	$1,858

(1)
Amounts shown do not reflect compensation actually received by the Named Executive Officer.  Instead, the amounts shown are the compensation costs we recognized in the fiscal year 2012 in accordance with ASC 718.  The accounting for stock based compensation and the assumptions used to calculate the value of the option grants are set forth under Note 3 “Summary of Significant Accounting Policies – Stock Based Compensation” and Note 8 “Stockholders’ Equity,” respectively, of our audited financial statements for the fiscal years ended October 31, 2013 and 2012 and the related notes thereto, which begin on page F-1 of this annual report on Form 10-K.

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

In addition, in the event that within one-hundred eighty days of a Change of Control (as defined in the Employment Agreements and used herein) of Scivanta, the employment of Mr. LaVance or Mr. Gifford is terminated by Scivanta or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with Scivanta or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by Scivanta at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment.  The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s or Mr. Gifford’s employment and an amount which is the lesser of (a) $150,000 and (b) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the twelve months prior to the earlier of (i) the effective date of the Change of Control and (ii) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with Scivanta.

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

On January 23, 2013, Scivanta issued 588,236 shares of common stock (294,118 shares of common stock to each of Mr. LaVance and Mr. Gifford) as full payment of the $200,000 of accrued compensation due under the Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at October 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
Option Awards								Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance	5/14/04	20,000	(1)	--	--	$0.40	5/14/14	--	$--	--	$--
President and	2/5/07	50,000	(2)	--	--	$2.00	2/5/17	--	$--	--	$--
Chief Executive	1/1/08	10,000	(3)	--	--	$1.40	1/1/18	--	$--	--	$--
Officer	1/21/09	25,000	(4)	--	--	$1.40	1/21/19	--	$--	--	$--

Thomas S. Gifford	5/14/04	20,000	(1)	--	--	$0.40	5/14/14	--	$--	--	$--
Executive Vice President,	2/5/07	50,000	(2)	--	--	$2.00	2/5/17
Chief Financial	1/1/08	10,000	(3)	--	--	$1.40	1/1/18	--	$--	--	$--
Officer and Secretary	1/21/09	25,000	(4)	--	--	$1.40	1/21/19	--	$--	--	$--

(1)
Represents 20,000 shares subject to the warrant issued on May 14, 2004 to Century Capital to purchase a total of 70,000 shares of Scivanta’s common stock.  Mr. LaVance and Mr. Gifford are principals of Century Capital.  Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these shares except to the extent of his ownership interest in Century Capital.

(2)	On February 5, 2007, Scivanta granted a non-qualified stock option to purchase 50,000 shares of its common stock pursuant to the 2002 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(3)	On January 1, 2008, Scivanta granted a non-qualified stock option to purchase 10,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(4)	On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 25,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

Director Compensation

The following table sets forth information concerning the compensation of the board of directors who are not Named Executive Officers for the fiscal year ended October 31, 2013.

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

(2)
As of October 31, 2013, the aggregate number of shares of Scivanta common stock underlying options granted to each director were as follows:   Lawrence M. Levy – 3,500 shares; and Anthony Giordano, III – 3,900 shares.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 21, 2014, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Scivanta’s common stock, which is the only class of Scivanta capital stock with shares issued and outstanding, by (1) each director and nominee for director of Scivanta, (2) each of the Named Executive Officers, (3) each person or group of persons known by Scivanta to be the beneficial owner of greater than 5% of Scivanta’s outstanding common stock, and (4) all directors and executive officers of Scivanta as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Scivanta common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)(4)(5)	1,124,749	17.74%
Thomas S. Gifford (3)(5)(6)(7)	1,186,936	18.72%
Lawrence M. Levy (3)	17,647	*
Anthony Giordano, III (3)	17,647	*
Zanett Opportunity Fund, Ltd. (8)(9)	1,021,043	14.97%
Zachary E. McAdoo (10)(11)	1,475,588	21.64%
CMD Investment Group, LLC (12)	721,705	11.57%
All directors and executive officers as a group (4)(5)(7)	2,326,979	36.10%

* Represents less than 1% of the issued and outstanding shares of Scivanta’s common stock.

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Scivanta’s common stock if he, she or it has voting or investment power with respect to such shares.  This includes shares (a) subject to options and warrants exercisable within sixty days of January 17, 2014, and (b) (1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as Scivanta’s President and Chief Executive Officer.

(3)	Such person serves as a director of Scivanta and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)	Includes 85,000 shares currently available for purchase under the options granted by Scivanta to Mr. LaVance on February 5, 2007, January 1, 2008 and January 21, 2009.

(5)
Includes 20,000 shares currently available for purchase under the warrant issued on May 14, 2004 to Century Capital.  Mr. LaVance and Mr. Gifford are the principals of Century Capital.  Each of Mr. LaVance and Mr. Gifford disclaims beneficial ownership of these shares except to the extent of his ownership in Century Capital.

(6)	Such person serves as Scivanta’s Executive Vice President, Chief Financial Officer and Secretary.

(7)
Includes 85,000 shares currently available for purchase under the options granted by Scivanta to Mr. Gifford on February 5, 2007, January 1, 2008 and January 21, 2009.  Also includes 31,094 shares held by the LaVance Trust for Children.  Mr. Gifford is the trustee for the LaVance Trust for Children, a trust established for the benefit of Mr. LaVance’s adult children.  Mr. Gifford disclaims beneficial ownership of the shares held in trust.

(8)	Zanett Opportunity Fund, Ltd. (“Zanett”) maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(9)
Includes 333,333 shares available upon the conversion, at the current conversion price $0.30 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 250,000 shares available upon the conversion, at the current conversion price $0.40 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012.

(10)	Mr. McAdoo maintains a mailing address of 635 Madison Avenue, 15th Floor, New York, New York 10022.

(11)
Includes 333,333 shares available upon the conversion, at the current conversion price $0.30 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 250,000 shares available upon the conversion, at the current conversion price $0.40 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012.  Also includes 437,710 shares held by Zanett.  Mr. McAdoo is the President of McAdoo Capital, Inc., the investment manager to Zanett.  Mr. McAdoo disclaims beneficial ownership of the 437,710 shares held by Zanett and the shares available to Zanett upon conversion of the convertible debentures.

(12)	CMD Investment Group maintains a mailing address at 12 Perrine Circle, Perrineville, New Jersey 08535.

Stock Option Plans

Scivanta currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000.  As of October 31, 2013, options to purchase 147,000 shares of Scivanta’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved Scivanta’s 2007 Equity Incentive Plan.  The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 300,000, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2013, options to purchase 94,432 shares of Scivanta’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 205,568 shares of Scivanta’s common stock could be awarded under the 2007 Equity Incentive Plan.   As permitted under the 2007 Equity Incentive Plan, Scivanta’s board of directors increased, as of December 27, 2013,  the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2013 on the number of shares of Scivanta’s common stock to be issued upon the exercise of outstanding options under the Equity Incentive Plans and upon the exercise of outstanding warrants issued by Scivanta as compensation outside of the Equity Incentive Plans and the number of shares of Scivanta’s common stock remaining available for future issuance under the Equity Incentive Plans.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	241,432	$1.57	205,568
Equity compensation arrangements not approved by security holders (2)	20,000	$0.40	--
Total	261,432	$1.48	205,568

(1)
Scivanta currently has two equity compensation plans, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  Both of these plans are described herein and each has been approved by Scivanta’s stockholders.  As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

(2)	Represents warrants to purchase common stock which were issued and outstanding as of October 31, 2013. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

Warrant Issued to Century Capital Dated May 14, 2004

On May 14, 2004, Scivanta issued a warrant to purchase 70,000 shares of common stock to Century Capital as partial consideration for consulting services.  The warrant has a ten year term and is exercisable at $0.40 per share.  As of October 31, 2013, 50,000 shares underlying the warrant had been purchased and 20,000 shares underlying the warrant were available for purchase.

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

During the fiscal year ended October 31, 2013, Scivanta was billed $79,724 pursuant to the terms of the Sublease Agreement.  As of October 31, 2013, Scivanta owed Century Capital $45,000 for rent, $18,914 for expenses due under the Sublease Agreement and $32,745 for other expenses, which amounts are included in accounts payable – related party.  Subsequent to October 31, 2013, $12,944 of the amount due to Century Capital was paid in cash and the $60,000 due to Century Capital for rent ($45,000 accrued as of October 31, 2013) was paid through the issuance of 461,538 shares of Scivanta’s common stock.  See “Part II.  Item 9B – Other Information.”

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

Item 14.          Principal Accountant Fees and Services

Audit Fees. Scivanta was billed $22,000 by WeiserMazars LLP for audit fees relating to Scivanta’s fiscal year ended October 31, 2013 and was billed $42,000 for audit fees relating to Scivanta’s fiscal year ended October 31, 2012.  Audit fees incurred in each of the fiscal years ended October 31, 2013 and 2012 consisted of fees for the audit of Scivanta’s annual financial statements and review of quarterly financial statements.

Audit Related Fees.  Scivanta did not incur any fees associated with audit related services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2013 and 2012.  Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees.  Scivanta did not incur any fees associated with tax services relating to the fiscal years ended October 31, 2013 and 2012.

All Other Fees.  Scivanta did not incur any fees associated with non-audit services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2013 and 2012.

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

DATE:	SCIVANTA MEDICAL CORPORATION

January 21, 2014	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	January 21, 2014
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	January 21, 2014
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ Lawrence M. Levy	Director	January 21, 2014
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	January 21, 2014
Anthony Giordano, III

Scivanta Medical Corporation

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”) as of October 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended October 31, 2013.  The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WeiserMazars LLP

Edison, New Jersey
January 21, 2014

Scivanta Medical Corporation
Balance Sheets

	October 31, 2013	October 31, 2012
Assets
Current assets:
Cash	$19,908	$64,325
Prepaid expenses	12,018	9,543

Total current assets	$31,926	$73,868

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$215,584	$222,845
Accounts payable - related party	96,659	82,651
Accrued expenses	41,388	90,043
Accrued compensation	--	225,627
Notes payable	4,615	105,000
Convertible debentures	300,000	25,000

Total current liabilities	658,246	751,166

Convertible debentures	100,000	375,000
Notes payable	105,000	--

Total liabilities	863,246	1,126,166

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 and 10,000,000 shares authorized, respectively; 5,429,384 and 3,111,691 shares issued and outstanding, respectively	5,429	3,112
Additional paid-in capital	22,880,390	22,371,230
Accumulated deficit	(23,717,139)	(23,426,640)

Total stockholders' deficiency	(831,320)	(1,052,298)

Total liabilities and stockholders' deficiency	$31,926	$73,868

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations

	Years Ended October 31,
	2013	2012

Revenue	$--	$--

Operating expenses:
Research and development	3,115	21,721
General and administrative	322,725	245,881
Gain on settlement of accounts payable	(68,050)	(13,428)
	257,790	254,174

Loss from operations	(257,790)	(254,174)

Interest expense	(32,709)	(27,195)
Loss on conversion of convertible debentures	--	(21,750)

Net loss	$(290,499)	$(303,119)

Net loss per common share, basic and diluted	$(0.06)	$(0.10)

Weighted average number of common shares outstanding, basic and diluted	4,730,139	3,101,694

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Stockholders’ Deficiency
For the Years Ended October 31, 2013 and 2012

	Common Stock		Additional		Total
	Number	$0.001	Paid-in	Accumulated	Stockholders'
	of Shares	Par Value	Capital	Deficit	Deficiency
Balance at October 31, 2011	3,056,454	$3,057	$22,292,090	$(23,123,521)	$(828,374)
Shares issued upon conversion of principal and as payment of interest due on February 1, 2007 convertible debentures	55,237	55	53,674		53,729
Loss on conversion of February 1, 2007 convertible debentures			21,750		21,750
Stock based compensation			3,716		3,716
Net loss				(303,119)	(303,119)
Balance at October 31, 2012	3,111,691	3,112	22,371,230	(23,426,640)	(1,052,298)
Shares issued as payment of accrued compensation	588,236	588	225,039		225,627
Shares issued as payment of accounts payable – related party	279,412	279	94,721		95,000
Shares issued as payment of accrued director fees	50,000	50	16,950		17,000
Shares issued as payment of interest due on February 1, 2007 convertible debentures	177,454	177	31,823		32,000
Shares issued as payment of interest due on May 20, 2011 convertible debenture	16,000	16	7,984		8,000
Shares issued for cash, net of offering costs	1,136,364	1,137	115,454		116,591
Shares issued as payment of offering costs	36,477	36	12,498		12,534
Shares issued as payment of consulting fees	33,750	34	4,691		4,725
Net loss				(290,499)	(290,499)
Balance at October 31, 2013	5,429,384	$5,429	$22,880,390	$(23,717,139)	$(831,320)

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows

	Years Ended October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(290,499)	$(303,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	4,725	3,716
Loss on conversion of convertible debentures	--	21,750
Gain on settlement of accounts payable	(68,050)	(13,428)
Changes in operating assets and liabilities:
Grant receivable	--	131,979
Prepaid expenses	17,745	12,361
Accounts payable	77,789	27,361
Accounts payable - related party	109,008	41,349
Accrued expenses	470	11,978
Net cash used in operating activities	(148,812)	(66,053)

Cash flows from financing activities:
Repayment of notes payable	(15,605)	(15,867)
Proceeds from sale of common stock, net of offering costs	120,000	--
Proceeds from issuance of convertible debenture	--	100,000
Net cash provided by financing activities	104,395	84,133

(Decrease) increase in cash	(44,417)	18,080
Cash - beginning of period	64,325	46,245
Cash – end of period	$19,908	$64,325
Supplemental disclosure of cash flow information:
Cash paid for interest	$739	$643
Cash paid for income taxes	$500	$825
Noncash financing activities:
Issuance of 588,236 shares of common stock as settlement of accrued compensation and other related costs	$225,627	$--
Issuance of 279,412 shares of common stock as settlement of certain accounts payable – related party	$95,000	$--
Issuance of 50,000 shares of common stock as settlement of certain accounts payable for director fees	$17,000	$--
Issuance of 193,454 shares of common stock as payment of interest due on convertible debentures	$40,000	$--
Issuance of 36,477 shares of common stock as payment of offering costs related to private placements	$12,534	$--
Issuance of 55,237 shares of common stock as payment of $50,000 of principal and $3,729 of interest due on convertible debentures	$--	$53,729
Issuance of notes payable as payment for insurance premiums	$20,220	$15,867

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

The Company has ceased all development activity for the SCMS and will not be able to complete the clinical trials or the design and engineering of the production model of the SCMS without obtaining additional cash through an equity and/or debt financing or through corporate partnerships.  No assurances can be given that the Company will finish the development of the SCMS.  In addition, no assurances can be given that if the Company successfully develops and markets the SCMS, such product will become profitable.

2.           Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, has a working capital deficiency and an accumulated deficit of $23,717,139 as of October 31, 2013.  The Company did not make a $25,000 principal payment due on July 31, 2012 on a convertible debenture dated February 1, 2007 and, as a result, this obligation can be placed in default by the holder.  In addition, $175,000 of principal payments is due on January 31, 2014 on convertible debentures dated February 1, 2007.  The Company does not anticipate making these payments by January 31, 2014 and, as a result, these obligations can be placed in default by the holders subsequent to January 31, 2014.  The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and/or debt investors and from time to time engages placement agents to assist the Company in this initiative.  Effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also paid certain obligations with shares of its common stock and has deferred certain other vendor payments until the Company secures sufficient additional financing stock.

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

3.           Amendment to Restated Articles of Incorporation

Effective April 22, 2013, the Company amended its restated articles of incorporation to, among other items, effectuate a 10-to-1 reverse stock split (the “Reverse Stock Split”) with respect to its outstanding shares of common stock and increase the amount of authorized capital stock to 520,000,000 shares, notwithstanding the effect of the Reverse Stock Split, consisting of 500,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.  All references in the accompanying financial statements to the number of shares of common stock: (a) outstanding; (b) available for issuance under stock option plans; (c) issuable upon the exercise of outstanding stock options or warrants; and (d) issuable upon the conversion of convertible debentures, as well as all references to the related per-share amounts, including the exercise prices of stock options and warrants and the conversion prices of convertible debentures, have been restated to give effect to the Reverse Stock Split.  In connection with the amendments to the restated articles of incorporation, the par value of the Company’s common stock remained $.001 per share, resulting in a reclassification between common stock and additional paid-in capital in order to account for the Reverse Stock Split.

4.           Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash, accounts payable and accrued expenses, approximate their fair values due to their short maturities.

The fair value of the convertible debentures and the notes payable approximate fair value since these investments are at market rates currently available to the Company.

Concentration of Credit Risk

The Company has no significant off balance sheet risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.  The Company’s financial instruments that are exposed to concentration of credit risks consist of cash.  The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally-insured limits.

Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) 740, “Income Taxes” (“ASC 740”).  ASC 740 requires that the Company recognize a current tax liability or asset for current taxes payable or refundable and a deferred tax liability or asset for the estimated future tax effects of temporary differences and carryforwards to the extent they are realizable.  The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized.  While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company was to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

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

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.”   All stock-based payments to non-employees are issuances of warrants that are recognized in the statement of operations based on the value of the vested portion of the warrant issuance as measured at its then-current fair value as of each financial reporting date.

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

The resulting stock-based compensation expense for employee awards is recognized on a straight-line basis over the requisite service period of the award.

During the fiscal years ended October 31, 2013 and 2012, the Company recorded general and administrative stock-based compensation expense of $0 and $3,716, respectively, related to employees and $4,725 and $0, respectively, related to non-employees.

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

For the fiscal year ended October 31, 2013, diluted net loss per share did not include the effect of 241,432 shares of common stock issuable upon the exercise of outstanding options, 20,000 shares of common stock issuable upon the exercise of outstanding warrants and 666,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

5.           Amended and Restated SCMS License Agreement

On February 14, 2011, the Company entered into an Amended and Restated Technology License Agreement with The Research Foundation of State University of New York, for and on behalf of the University at Buffalo (the “Foundation”), Donald D. Hickey, M.D. (“Hickey”) and Clas E. Lundgren (“Lundgren”).  The Foundation, Hickey and Lundgren shall be collectively referred to herein as the “Licensor”.  The Amended and Restated Technology License Agreement, as further amended on March 14, 2013, is referred to herein as the “License Agreement”.

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

Under the License Agreement, a cash payment of $105,000 is payable to Hickey as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology (see Note 10).

In addition, upon the occurrence of certain events,, the Company has agreed to issue shares of its common stock to the Licensor.  On the date the Company files for approval to market and sell a product utilizing the licensed technology, the Company will issue shares of its common stock to the Licensor with a value of $130,000.  On the date the Company receives approval to market and sell a product utilizing the licensed technology, the Company will issue shares of its common stock to the Licensor with a value of $160,000. The number of shares of the Company’s common stock to be issued to the Licensor will be calculated based on the market price of the Company’s common stock, as defined in the License Agreement, on the date that each of the respective above noted events occur.

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

The License Agreement also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  If Scivanta materially fails to perform any covenant, condition or undertaking of the License Agreement, including the failure to make any payments when due, the Licensor may give written notice of such default to Scivanta.  If Scivanta should fail to cure such default within ninety (90) days of notice of such default, then the Licensor, at its option, may terminate the License Agreement.  Further, the License Agreement contains standard provisions regarding indemnification and patent prosecution.

6.           Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	October 31, 2013		October 31, 2012
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(98,770)	34%	$(103,060)	34%
Effect of state taxes, net of federal benefit	(17,430)	6	(18,187)	6
Change in valuation allowance	115,939	(40)	120,451	(40)
Other	261	--	796	--
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of October 31, 2013 and 2012 are shown below.  In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates.  As of October 31, 2013 and 2012, a valuation allowance was recorded to fully offset the net deferred tax assets, as it was determined by management that the realization of the net deferred tax assets were not likely to occur in the foreseeable future.  The valuation allowance increased $115,939 during the fiscal year ended October 31, 2013, attributable primarily to the Company’s continuing operating losses for the fiscal year ended October 31, 2013 and the Company’s belief that its remaining net operating losses would not be realized.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2013	2012

Net operating loss	$5,854,514	$5,721,621
Accrued compensation	173,318	173,318
Depreciation and amortization	6,668	8,400
License costs	139,061	154,283
Stock based compensation	202,113	202,113
Total gross deferred tax assets	6,375,674	6,259,735
Valuation allowance	(6,375,674)	(6,259,735)
Net deferred tax assets	$--	$--

As of October 31, 2013, the Company had federal and state operating losses of approximately $16,568,000 and $3,142,000, respectively.  The federal operating losses expire in the years 2022 through 2033 and the state operating losses expire in the years 2015 through 2033.

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

The Company’s fiscal 2011, 2012 and 2013 federal and state income tax returns are open for examination by the applicable governmental authorities.

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

During the fiscal year ended October 31, 2013, the Company was billed $79,724 pursuant to the terms of the Sublease Agreement.  As of October 31, 2013, the Company owed Century Capital $45,000 for rent due under the Sublease Agreement, $18,914 for expenses due under the Sublease Agreement and $32,745 for other expenses, which amounts are included in accounts payable – related party.  Subsequent to October 31, 2013, $12,944 of the amount due to Century Capital was paid by the Company in cash and the $45,000 due to Century Capital for rent was paid by the Company through the issuance of 461,538 shares of the Company’s common stock (see Note 12).

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

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 23, 2013, the Company issued an aggregate of 32,000 shares of its common stock to the holders of the 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”) in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012 (see Note 9).

On January 23, 2013, the Company issued 16,000 shares of its common stock to the holder of the 8% convertible debenture dated May 20, 2011 (the “May 2011 Debenture”) in satisfaction of $8,000 of interest due for the period May 20, 2011 through May 19, 2012 (see Note 9).

On April 16, 2013, the Company issued an aggregate of 145,454 shares of its common stock to the holders of the February 2007 Debentures  in satisfaction of $16,000 of interest due for the period February 1, 2012 through January 31, 2013 (see Note 9).

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

On April 16, 2013, the Company sold to an individual investor, 227,274 shares of its common stock for an aggregate purchase price of $25,000, or $0.11 per share.  The Company did not incur any offering costs in connection with this private placement.

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000 shares.  As of October 31, 2013, options to purchase 147,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company.  The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights.  The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As of October 31, 2013, options to purchase 94,432 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 205,568 shares of the Company’s common stock could be awarded under the 2007 Equity Incentive Plan.  As permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased, effective December 27, 2013, the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares.

Stock option awards under the Equity Incentive Plans were granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company's common stock on the date of grant.  Stock options granted and outstanding include only non-qualified options.  These non-qualified options vest over a period of up to five years and have a maximum term of ten years from the date of grant.

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the fiscal years ended October 31, 2013 and 2012 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2011	249,532	$1.57	$5,800
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at October 31, 2012	249,532	$1.57	$700
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(8,100)	$1.40
Outstanding at October 31, 2013	241,432	$1.57	$--
Exercisable at October 31, 2013	241,432	$1.57	$--
Exercisable at October 31, 2012	249,532	$1.57	$700

No stock options were granted during the fiscal years ended October 31, 2013 or 2012.

Information with respect to outstanding options and options exercisable as of October 31, 2013 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.20	3,500	$0.20	1.2	3,500	$0.20	1.2
$0.80	33,500	$0.80	0.8	33,500	$0.80	0.8
$1.40	94,432	$1.40	4.3	94,432	$1.40	4.3
$2.00	110,000	$2.00	3.3	110,000	$2.00	3.3
	241,432	$1.57	3.3	241,432	$1.57	3.3

Warrants to Purchase Common Stock

A summary of warrant transactions during the fiscal years ended October 31, 2013 and 2012 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2011	404,675	$1.23	$10,000
Issued during the period	--	--
Exercised during the period	--	--
Terminated during the period	(311,675)	$1.25
Outstanding at October 31, 2012	93,000	$1.19	$--
Issued during the period	--	--
Exercised during the period	--	--
Terminated during the period	(73,000)	$1.41
Outstanding at October 31, 2013	20,000	$0.40	$--
Exercisable at October 31, 2013	20,000	$0.40	$--
Exercisable at October 31, 2012	93,000	$1.19	$--

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the market value of the Company's common stock on the date of issuance.  Warrants issued may vest over a period of up to five years and have a maximum term of ten years from the date of issuance.

The weighted average remaining contractual life of the warrants outstanding and exercisable at October 31, 2013 is six months.

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

On January 11, 2012, the Company issued 50,000 shares of common stock at $1.00 per share as full payment of $50,000 of outstanding principal on certain February 2007 Debentures and 5,237 shares of common stock at per share prices ranging between $0.70 and $0.80 as full payment of $3,729 of accrued and unpaid interest related to those February 2007 Debentures.  Due to the reduction in the conversion price, the Company recorded a loss on conversion of these February 2007 Debentures of $21,750 during the fiscal year ended October 31, 2012.

Effective January 31, 2012, certain holders of the February 2007 Debentures with an aggregate outstanding principal amount of $175,000, agreed to amend such February 2007 Debentures by extending the maturity date to January 31, 2014.  In addition, effective January 31, 2012, a holder of a February 2007 Debenture with an outstanding principal amount of $25,000 agreed to amend his February 2007 Debenture by extending the maturity date to July 31, 2012.  The Company has not made payment on this February 2007 Debenture and, as a result, such obligation can be placed in default by the holder.  In addition, $175,000 of principal payments is due on the February 2007 Debentures on January 31, 2014.  The Company does not anticipate making payment on these February 2007 Debentures by January 31, 2014 and, as a result, these obligations can be placed in default by the holders subsequent to January 31, 2014.  The Company has not made payment on this February 2007 Debenture and, as a result, such obligation can be placed in default by the holder.

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

Up to 50% of the aggregate principal amount of the February 2007 Debentures is convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $2.00 per share.  The remaining 50% of the aggregate principal amount of the February 2007 Debentures is convertible at the option of the holders at a conversion price of $3.00 per share.  The fair value of the Company’s common stock as of February 1, 2007 was $2.00 per share.  An aggregate amount of 83,334 shares of common stock can be issued upon the full conversion of the outstanding principal of the February 2007 Debentures.  The February 2007 Debentures also contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures.  The Company has determined that the value attributable to the demand registration rights is de minimis.

On January 23, 2013, the Company issued an aggregate of 32,000 shares of its common stock to the holders of the February 2007 Debentures  in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.50 per share) as defined in the February 2007 Debentures (see Note 8).

On April 16, 2013, the Company issued an aggregate of 145,454 shares of its common stock to the holders of the February 2007 Debentures  in satisfaction of $16,000 of interest due for the period February 1, 2012 through January 31, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.11 per share) as defined in the February 2007 Debentures (see Note 8).

For the fiscal years ended October 31, 2013 and 2012, the Company recorded a total of $15,900 and $16,797, respectively, of interest expense related to the February 2007 Debentures.  As of October 31, 2013, $11,968 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.

As of October 31, 2013, the Company classified the $200,000 principal of the February 2007 Debentures as a component of current convertible debentures.    As of October 31, 2012, the Company classified $25,000 of the principal of the February 2007 Debentures as a component of current convertible debentures and $175,000 of the principal of the February 2007 Debentures as a component of non-current convertible debentures.

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

The entire principal amount of the May 2011 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.30 per share.  In addition, at the option of the Company and subject to certain restrictions provided in the May 2011 Debenture, the entire principal amount of the May 2011 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.30 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000.  The quoted market price of the Company’s common stock as of May 20, 2011 was $0.10 per share.  An aggregate of 333,333 shares of common stock can be issued upon the full conversion of the May 2011 Debenture.

On January 23, 2013, the Company issued 16,000 shares of its common stock to the May 2011 Debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2011 through May 19, 2012.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.50 per share) as defined in the May 2011 Debenture.

For the fiscal years ended October 31, 2013 and 2012, the Company recorded a total of $8,002 and $8,023, respectively, of interest expense related to the May 2011 Debenture.  As of October 31, 2013, $11,620 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expense.

As of October 31, 2013, the Company classified the $100,000 principal of the May 2011 Debenture as a component of current convertible debentures.    As of October 31, 2012, the Company classified the $100,000 principal of the May 2011 Debenture as a component of non-current convertible debentures.

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

The entire principal amount of the August 2012 Debenture is convertible at any time into shares of the Company’s common stock at the option of the holder at a conversion price of $0.40 per share.  In addition, at the option of the Company and subject to certain restrictions provided in the August 2012 Debenture, the entire principal amount of the August 2012 Debenture is convertible into shares of the Company’s common stock at a conversion price of $0.40 per share upon the occurrence of: (a) a merger or acquisition of the Company or (b) the closing of a financing involving the Company’s common stock that results in gross proceeds to the Company, on a cumulative basis, of at least $600,000.  The quoted market price of the Company’s common stock as of August 15, 2012 was $0.40 per share.  An aggregate of 250,000 shares of the Company’s common stock can be issued upon the full conversion of the August 2012 Debenture.

For the fiscal years ended October 31, 2013 and 2012, the Company recorded a total of $8,068 and $1,732, respectively of interest expense related to the August 2012 Debenture.  As of October 31, 2013, $9,800 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expense.

As of October 31, 2013 and 2012, the Company classified the $100,000 principal of the August 2012 Debenture as a component of non-current convertible debentures.

10.           Notes Payable

Note Payable – Hickey

Pursuant to the License Agreement, as amended (see Note 5), a cash payment of $105,000 is payable to Hickey as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology.  As of October 31, 2013, the Company classified the $105,000 due to Hickey as a component of non-current notes payable.

Prior to amending the License Agreement, a cash payment of $105,000 was due to Hickey on July 31, 2012.  As of October 31, 2012, the Company classified the $105,000 due to Hickey as a component of current notes payable.

Notes Payable – Insurance

On March 20, 2013, the Company entered into a finance agreement with IPFS Corporation (“IPFS”).  Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $20,220, which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement requires the Company to make nine monthly payments of $2,335, including interest, commencing April 13, 2013.  For the fiscal year ended October 31, 2013, the Company recorded a total of $739 of interest expense related to this finance agreement.  As of October 31, 2013, the outstanding principal balance related to this finance agreement was $4,615, which was classified as a component of current notes payable.

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

In addition, in the event that within one-hundred eighty days of a Change of Control (as defined in the Employment Agreements and used herein) of the Company, the employment of Mr. LaVance or Mr. Gifford is terminated by the Company or its successor without Good Cause, or Mr. LaVance or Mr. Gifford terminates his employment with the Company or its successor for Good Reason, Mr. LaVance or Mr. Gifford, as the case may be, shall be paid a severance payment; provided however, that if the termination of employment occurs prior to the Change of Control, the Change of Control must have been considered by the Company at the time of termination for Mr. LaVance or Mr. Gifford to be entitled to the severance payment.  The amount of the severance payment will be equal to two times the sum of Mr. LaVance’s or Mr. Gifford’s annual base salary in effect immediately prior to the termination of Mr. LaVance’s or Mr. Gifford’s employment and an amount which is the lesser of (a) $150,000 and (b) the aggregate amount of any bonuses paid to Mr. LaVance or Mr. Gifford during the twelve months prior to the earlier of (i) the effective date of the Change of Control and (ii) the date Mr. LaVance’s or Mr. Gifford’s employment terminates with the Company.  Pursuant to the Employment Agreements, any severance payment to be paid by the Company to Mr. LaVance or Mr. Gifford is subject to the Company and Mr. LaVance or Mr. Gifford entering into and not revoking a release of claims in favor of the Company.

On January 23, 2013, the Company issued 588,236 shares of common stock (294,118 shares of common stock to each of Mr. LaVance and Mr. Gifford) as full payment of the $200,000 of accrued compensation due under the Employment Agreements (see Note 8).

12.           Subsequent Events

Issuance of Convertible Debentures

On December 12, 2013, the Company issued 10% convertible debentures to two individual investors (the “December 2013 Debentures”).  The gross proceeds received in connection with this private placement were $150,000.  The December 2013 Debentures have a one year term with both principal and interest due on December 12, 2014 and bear interest at a rate of 10% per annum.

The entire principal and accrued interest amount of the December 2013 Debentures is convertible into shares of the Company’s common stock at the option of the holder:  (a) upon the Company issuing equity securities and/or debt in a transaction or a series of transactions resulting in aggregate gross proceeds to the Company of a least $3,000,000 (a “Qualified Financing”); (b) at the maturity date of the December 2013 Debentures; or (c) upon a change in control of the Company, as defined in the December 2013 Debentures.  Upon the occurrence of a Qualified Financing, the December 2013 Debentures are convertible into shares of the Company’s common stock at a conversion price equal to:  (i) eighty percent (80%) of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) eighty percent (80%) of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.13, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing.  On the maturity date or upon a change in control of the Company, the December 2013 Debentures are convertible into shares of the Company’s common stock at $0.13 per share.  The quoted market price of the Company’s common stock as of December 12, 2013 was $0.13 per share.

Each holder of the December 2013 Debentures received a warrant to purchase shares of the Company’s common stock equal to twenty percent (20%) of the principal amount of the related December 2013 Debenture divided by:  (a)  eighty percent (80%) of the per share price paid by the purchasers of Company’s common stock in the Qualified Financing; (b) eighty percent (80%) of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in the Qualified Financing, if no shares of Company’s common stock are issued in the Qualified Financing; or (c) $0.13, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing or if a Qualified Financing is not consummated within one (1) year from the warrant issuance date.  An aggregate of 230,769 shares of the Company’s common stock can be issued under the warrants at the current exercise price of $0.13 per share.

All of the shares of the Company’s common stock underlying the warrants vest on the earlier of (a) one (1) year from the warrant issuance date, and (b) the consummation of a Qualified Financing.  The exercise price of the warrants will be subject to adjustment for stock dividends, stock splits, or similar events.

An aggregate of 1,153,846 shares of the Company’s common stock can be issued pursuant to the December 2013 Debentures at the current conversion price of $0.13 per share.  The Company will use the proceeds received in this private placement for working capital purposes.

Issuance of Common Stock as Payment of Certain Obligations

On January 8, 2014, the Company issued 461,538 shares of its common stock to Century Capital as payment of $60,000 of office rent owed by Scivanta for the period commencing February 1, 2013 through January 31, 2014 ($45,000 accrued as of October 31, 2013).

On January 8, 2014, the Company issued 230,769 shares of its common stock as payment of $30,000 of fees owed to a third party service provider ($30,000 accrued as of October 31, 2013).

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 8, 2014, the Company issued 57,143 shares of its common stock to the May 2011 Debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2012 through May 19, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.14 per share) as defined in the May 2011 Debenture.

On January 8, 2014, the Company issued 57,143 shares of its common stock to the August 2012 Debenture holder in satisfaction of $8,000 of interest due for the period August 15, 2012 through August 15, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.14 per share) as defined in the August 2011 Debenture.

Issuance of Warrant to Purchase Common Stock as Payment for Consulting Services

On January 8, 2014, Scivanta issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with a third party for corporate finance consulting services. The warrant has a five year term, is exercisable at $0.13 per share and vested upon issuance.

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

4.7
Form of 10% Convertible Debenture, dated as of December 12, 2013, issued to the following entities and in the following amounts:  RL & KC, LLC ($100,000) and James C. Czirr Trust U/A/D February 20, 2004 ($50,000) (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on December 17, 2013).

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

10.9*
Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10*
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

10.12*
Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13*
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14*
Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15*
Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16*
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
101**
The following materials from the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2013, formatted in Extensible Business Reporting Language (XBRL):  (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

* Constitutes a management contract

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