Form 10-Q
period 2014-01-31
SCIVANTA MEDICAL CORP
filed 2014-03-17
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of March 14, 2014, there were 6,235,977 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

The balance sheet as of January 31, 2014, the related statements of operations for the three months ended January 31, 2014 and 2013 and cash flows for the three months ended January 31, 2014 and 2013 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2013.

The results of operations for the three months ended January 31, 2014 and 2013, respectively, are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)

	January 31, 2014	October 31, 2013
Assets
Current assets:
Cash	$69,842	$19,908
Prepaid expenses	5,006	12,018

Total current assets	$74,848	$31,926

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$71,957	$215,584
Accounts payable - related party	66,001	96,659
Accrued expenses	33,591	41,388
Notes payable	--	4,615
Convertible debentures	428,894	300,000

Total current liabilities	600,443	658,246

Convertible debenture	100,000	100,000
Note payable	105,000	105,000

Total liabilities	805,443	863,246

Commitments

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 and 10,000,000 shares authorized, respectively; 6,235,977 and 5,429,384 shares issued and outstanding, respectively	6,236	5,429
Additional paid-in capital	23,042,528	22,880,390
Accumulated deficit	(23,779,359)	(23,717,139)

Total stockholders' deficiency	(730,595)	(831,320)

Total liabilities and stockholders' deficiency	$74,848	$31,926

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2014	2013

Revenue	$--	$--

Operating expenses:
General and administrative	129,113	66,964
Gain on settlement of accounts payable	(80,656)	--

Loss from operations	(48,457)	(66,964)

Interest expense	(13,763)	(7,966)

Net loss	$(62,220)	$(74,930)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	5,639,800	3,240,742

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(62,220)	$(74,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	32,333	--
Gain on settlement of accounts payable	(80,656)	--
Accretion of interest on convertible debentures	3,506	--
Changes in operating assets and liabilities:
Prepaid expenses	7,012	1,967
Accounts payable	(32,971)	26,634
Accounts payable - related party	29,342	15,617
Accrued expenses	8,203	966
Net cash used in operating activities	(95,451)	(29,746)
Cash flows from financing activities:
Repayment of notes payable	(4,615)	--
Proceeds from issuance of convertible debentures	150,000	50,000
Net cash provided by financing activities	145,385	50,000

Increase in cash	49,934	20,254
Cash - beginning of period	19,908	64,325
Cash – end of period	$69,842	$84,579
Supplemental disclosure of cash flow information:
Cash paid for interest	$54	$--
Cash paid for income taxes	$500	$500
Noncash financing activities:
Issuance of 461,538 and 279,412 shares of common stock, respectively, as payment of accounts payable – related party	$60,000	$95,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$30,000	$--
Issuance of 114,286 and 48,000 shares of common stock, respectively, as payment of interest due on convertible debentures	$16,000	$24,000
Discount recorded in connection with issuance of convertible debentures	$24,612	$--
Issuance of 50,000 shares of common stock as settlement of accounts payable for director fees	$--	$17,000
Issuance of 588,236 shares of common stock as settlement of accrued compensation and other related costs	$--	$225,627

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, a working capital deficiency and an accumulated deficit of $23,779,359 as of January 31, 2014.  The Company has not made $200,000 of principal payments due on convertible debentures dated February 1, 2007 and, as a result, these obligations can be placed in default by the holders.  The Company also has no lending relationships with commercial banks and is dependent on the completion of one or more financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and/or debt investors and from time to time engages placement agents to assist the Company in this initiative.  Effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors.  The Company has also paid certain obligations with shares of its common stock and deferred certain other vendor payments until the Company secures sufficient additional financing.

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

Under the License Agreement, a cash payment of $105,000 is payable to Hickey as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty days after the first commercial sale of a product utilizing the licensed technology (see Note 5).

In addition, upon the occurrence of certain events, the Company has agreed to issue shares of its common stock to the Licensor.  On the date the Company files for approval to market and sell a product utilizing the licensed technology, the Company will issue shares of its common stock to the Licensor with a value of $130,000.  On the date the Company receives approval to market and sell a product utilizing the licensed technology, the Company will issue shares of its common stock to the Licensor with a value of $160,000. The number of shares of the Company’s common stock to be issued to the Licensor will be calculated based on the market price of the Company’s common stock, as defined in the License Agreement, on the date that each of the respective above noted events occur.

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

The License Agreement also requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions.  If Scivanta materially fails to perform any covenant, condition or undertaking of the License Agreement, including the failure to make any payments when due, the Licensor may give written notice of such default to Scivanta.  If Scivanta should fail to cure a default within ninety days of notice of such default, then the Licensor, at its option, may terminate the License Agreement.  Further, the License Agreement contains standard provisions regarding indemnification and patent prosecution.

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

During the three months ended January 31, 2014, the Company was billed $18,160 pursuant to the terms of the sublease agreement.  As of January 31, 2014, the Company owed Century Capital $19,892 for expenses due under the Sublease Agreement and $46,109 for other expenses, which amounts are included in accounts payable – related party (see Note 9).  During the three months ended January 31, 2013, the Company was billed $17,731 pursuant to the terms of the sublease agreement.

5.	Notes Payable

Note Payable – Hickey

Pursuant to the License Agreement, as amended (see Note 3), a cash payment of $105,000 is payable to Hickey as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty days after the first commercial sale of a product utilizing the licensed technology.  As of January 31, 2014 and October 31, 2013, the Company classified the $105,000 due to Hickey as a component of non-current notes payable.

Note Payable – IPFS

On March 20, 2013, the Company entered into a finance agreement with IPFS Corporation (“IPFS”).  Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $20,220, which amount accrued interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $2,335, including interest, commencing April 13, 2013.  For the three months ended January 31, 2014, the Company recorded a total of $54 of interest expense related to this finance agreement.  As of January 31, 2014, this obligation was paid in full.  As of October 31, 2013, the outstanding principal balance related to this finance agreement was $4,615, which was classified as current notes payable.

6.	Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company closed on a private placement of 8% convertible debentures dated February 1, 2007 (the “February 2007 Debentures”).  The gross proceeds received in connection with this private placement were $250,000.  The February 2007 Debentures originally had a three year term, maturing on January 31, 2010.  In January 2010, the holders agreed to a new maturity date of January 31, 2012, extending the term of the February 2007 Debentures for an additional two year period.  On January 11, 2012, the Company issued 50,000 shares of common stock as full payment of $50,000 of outstanding principal on certain February 2007 Debentures.

Effective January 31, 2012, certain holders of the February 2007 Debentures with an aggregate outstanding principal amount of $175,000, agreed to amend such February 2007 Debentures by extending the maturity date to January 31, 2014.  In addition, effective January 31, 2012, a holder of a February 2007 Debenture with an outstanding principal amount of $25,000 agreed to amend his February 2007 Debenture by extending the maturity date to July 31, 2012.  The Company has not made payment on the remaining outstanding February 2007 Debentures and, as a result, such obligations can be placed in default by the holders.

For the three months ended January 31, 2014 and 2013, the Company recorded a total of $4,032 and $3,922, respectively, of interest expense related to the February 2007 Debentures.  As of January 31, 2014, $16,000 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.  As of January 31, 2014 and October 31, 2013, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”).  The May 2011 Debenture has a three year term maturing on May 20, 2014 and bears interest at a rate of 8% per annum.   For each of the three months ended January 31, 2014 and 2013, the Company recorded a total of $2,017 of interest expense related to the May 2011 Debenture.  As of January 31, 2014, $5,637 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses (see Note 9).  As of January 31, 2014 and October 31, 2013, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”).  The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum.  For each of the three months ended January 31, 2014 and 2013, the Company recorded a total of $2,017 of interest expense related to the August 2012 Debenture.  As of January 31, 2014, $3,817 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses (see Note 9).  As of January 31, 2014 and October 31, 2013, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of non-current convertible debenture.

December 2013 Convertible Debentures and Warrants

On December 12, 2013, the Company issued 10% convertible debentures to two individual investors (the “December 2013 Debentures”) and warrants (the “December 2013 Debenture Warrants”) to purchase shares of the Company’s common stock equal to 20% of the aggregate principal amount of the December 2013 Debentures.  The gross proceeds received in connection with this private placement were $150,000.  The December 2013 Debentures have a one year term with both principal and interest due on December 12, 2014 and bear interest at a rate of 10% per annum.

The entire principal and accrued interest amount of the December 2013 Debentures is convertible into shares of the Company’s common stock at the option of the holder:  (a) upon the Company issuing equity securities and/or debt in a transaction or a series of transactions resulting in aggregate gross proceeds to the Company of a least $3,000,000 (a “Qualified Financing”); (b) at the maturity date of the December 2013 Debentures; or (c) upon a change in control of the Company, as defined in the December 2013 Debentures.  Upon the occurrence of a Qualified Financing, the December 2013 Debentures are convertible into shares of the Company’s common stock at a conversion price equal to:  (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.13, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing.  On the maturity date or upon a change in control of the Company, the December 2013 Debentures are convertible into shares of the Company’s common stock at $0.13 per share.  The quoted market price of the Company’s common stock as of December 12, 2013 was $0.13 per share.  An aggregate of 1,153,846 shares of the Company’s common stock can be issued pursuant to the December 2013 Debentures at the current conversion price of $0.13 per share.

The December 2013 Debenture Warrants have a three year term and provide the holders the right to purchase shares of the Company’s common stock equal to 20% of the principal amount of the related December 2013 Debenture divided by:  (a)  80% of the per share price paid by the purchasers of Company’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in a Qualified Financing, if no shares of Company’s common stock are issued in the Qualified Financing; or (c) $0.13, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock are issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the December 2013 Debenture Warrants issuance date.  An aggregate of 230,769 shares of the Company’s common stock can be issued under the December 2013 Debenture Warrants at the current exercise price of $0.13 per share.  All of the shares of the Company’s common stock underlying the December 2013 Debenture Warrants vest on the earlier of (a) one year from the December 2013 Debenture Warrants issuance date, and (b) the consummation of a Qualified Financing.  The exercise price of the December 2013 Debenture Warrants will be subject to adjustment for stock dividends, stock splits, or similar events (see Note 9).  The fair value of the December 2013 Debenture Warrants on the date of issuance as calculated using the Black-Scholes model was $29,443, using the following weighted average assumptions:  exercise price of $0.13 per share; common stock price of $0.13 per share; volatility of 271%; term of three years; dividend yield of 0%; interest rate of 0.62%; and risk of forfeiture of 0%.

The Company separately accounted for the liability and equity components of these convertible debentures based upon the relative fair value of the liability and equity components on the date of issuance.  As a result, the Company recorded a discount of $24,612 for the December 2013 Debentures to account for the relative fair value attributable to the December 2013 Debenture Warrants.  The $24,612 debt discount will be accreted as interest expense using the effective interest method over the one-year term of the December 2013 Debentures.

For the three months ended January 31, 2014, the Company recorded a total of $5,643 of interest expense ($3,506 accreted) related to the December 2013 Debentures.  As of January 31, 2014, $2,137 of interest due on the December 2013 Debentures was accrued and is included as a component of accrued expenses.  As of January 31, 2014, the unamortized discount on the December 2013 Debentures was $21,106 and the net carrying value of the December 2013 Debentures was $128,894, which was recorded as a component of current convertible debentures.

7.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”).  All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant.  During each of the three months ended January 31, 2014 and 2013, the Company did not record any employee stock-based compensation expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.”   During the three months ended January 31, 2014 and 2013, the Company recorded non-employee stock-based compensation expense of $32,333 and $0, respectively, which amounts were included in general and administrative expense.

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

For the three months ended January 31, 2014, diluted net loss per share did not include the effect of 211,832 shares of common stock issuable upon the exercise of outstanding options, 500,769 shares of common stock issuable upon the exercise of outstanding warrants and 1,820,513 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three months ended January 31, 2013, diluted net loss per share did not include the effect of 241,433 shares of common stock issuable upon the exercise of outstanding options, 77,000 shares of common stock issuable upon the exercise of outstanding warrants and 666,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

9.	Stockholders’ Equity

Issuance of Common Stock as Payment of Certain Obligations

On January 8, 2014, the Company issued 461,538 shares of its common stock to Century Capital as payment of $60,000 of accounts payable – related party for office rent owed by Scivanta for the period commencing February 1, 2013 through January 31, 2014.

On January 8, 2014, the Company issued 230,769 shares of its common stock as payment of $30,000 of accounts payable owed to a third party service provider.

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 8, 2014, the Company issued 57,143 shares of its common stock to the May 2011 Debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2012 through May 19, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.14 per share), as defined in the May 2011 Debenture.

On January 8, 2014, the Company issued 57,143 shares of its common stock to the August 2012 Debenture holder in satisfaction of $8,000 of interest due for the period August 15, 2012 through August 15, 2013.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.14 per share), as defined in the August 2011 Debenture.

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000.  As of January 31, 2014, options to purchase 128,500 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased, effective December 27, 2013, the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares.  As of January 31, 2014, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the three months ended January 31, 2014 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2013	241,432	$1.57	$--
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(29,600)	$1.03
Outstanding at January 31, 2014	211,832	$1.65	$--
Exercisable at January 31, 2014	211,832	$1.65	$--
Exercisable at October 31, 2013	241,432	$1.57	$--

Information with respect to stock options outstanding and stock options exercisable as of January 31, 2014 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.20	3,500	$0.20	0.9	3,500	$0.20	0.9
$0.80	15,000	$0.80	1.4	15,000	$0.80	1.4
$1.40	83,332	$1.40	4.6	83,332	$1.40	4.6
$2.00	110,000	$2.00	3.0	110,000	$2.00	3.0
	211,832	$1.65	3.5	211,832	$1.65	3.5

Warrants to Purchase Common Stock

On January 8, 2014, Scivanta issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with a third party for corporate finance consulting services.  The warrant has a five year term, is exercisable at $0.13 per share and vested upon issuance.  The fair value of the warrants on the date of issuance as calculated using the Black-Scholes model was $32,333, using the following weighted average assumptions:  exercise price of $0.13 per share; common stock price of $0.13 per share; volatility of 249%; term of five years; dividend yield of 0%; interest rate of 1.77%; and risk of forfeiture of 0%.

A summary of warrant transactions during the three months ended January 31, 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2013	20,000	$0.40	$--
Issued during the period	480,769	$0.13
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at January 31, 2014	500,769	$0.14	$--
Exercisable at January 31, 2014	270,000	$0.15	$--
Exercisable at October 31, 2013	20,000	$0.40	$--

Information with respect to warrants outstanding and warrants exercisable at January 31, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.13	480,769	$0.13	4.4	250,000	$0.13	4.9
$0.40	20,000	$0.40	0.3	20,000	$0.40	0.3
	500,769	$0.14	3.8	270,000	$0.15	4.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In the event that we decide to acquire a new technology, product or service, no assurances can be given that we will have the financial and other resources necessary for us to acquire additional technologies, products or services.  In addition, no assurances can be given that any technology, product or service that we acquire as part of our business development strategy will be profitable.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2013.  There have been no material changes to the critical accounting policies.

Results of Operations

Research and Development.  For each of the three months ended January 31, 2014 and 2013, we did not incur any research and development expenses.

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

General and Administrative.  For the three months ended January 31, 2014, general and administrative expenses were $129,113, as compared to $66,964 for the three months ended January 31, 2013.  The $62,149, or 93%, increase in general and administrative expenses for the three months ended January 31, 2014 was primarily due to a $32,333 increase in stock based compensation to consultants, an $18,032 increase in legal expenses and a $8,528 increase in travel costs.

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

Gain on Settlement of Accounts Payable.  For the three months ended January 31, 2014, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $80,656.

Interest Expense.  For the three months ended January 31, 2014 and 2013, we incurred interest expense of $13,763 and $7,966, respectively, primarily related to convertible debentures.  The $5,797, or 73%, increase in interest expense for the three months ended January 31, 2014 was primarily due to $2,317 of interest and $3,506 of accreted interest related to the debt discount associated with the December 2013 Debentures.

Net Loss.  For the three months ended January 31, 2014, Scivanta had a net loss of $62,220, or $0.01 per share (basic and diluted), as compared to a net loss of $74,930, or $0.02 per share (basic and diluted), for the three months ended January 31, 2013.  The decrease in the net loss for the three months ended January 31, 2014 was due to an $80,656 gain on the settlement of accounts payable, offset by a $62,149 increase in general and administrative expenses and a $5,797 increase in interest expense.

Liquidity and Capital Resources

As of January 31, 2014, we had a working capital deficiency of $525,595 and cash on hand of $69,842.  The $49,934 increase in cash on hand from October 31, 2013 was primarily due to the receipt of $150,000 of gross proceeds from the December 2013 Debentures, offset by our continuing operating expenses.

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

On January 8, 2014, we issued 57,143 shares of our common stock to the May 2011 Debenture holder in satisfaction of $8,000 of interest due for the period May 20, 2012 through May 19, 2013 and we issued 57,143 shares of our common stock to the August 2012 Debenture holder in satisfaction of $8,000 of interest due for the period August 15, 2012 through August 15, 2013.

As of March 14, 2014, our cash position was approximately $60,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q.  Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors.  Scivanta has also deferred certain vendor payments until it secures sufficient additional financing.  We did not make $200,000 of principal payments due on the February 2007 Debentures and, as a result, these obligations can be placed in default by the holders.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2013, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Other than unregistered sales of equity securities previously reported in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2013, or current reports on Form 8-K, there were no unregistered sales of equity securities by the Company during the period ended January 31, 2014.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

March 17, 2014	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 17, 2014	By:	/s/ Thomas S. Gifford
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

101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended January 31, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

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