Form 10-Q
period 2014-04-30
SCIVANTA MEDICAL CORP
filed 2014-06-13
CIK 1093285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

As of June 11, 2014, there were outstanding 6,359,055 shares of the registrant’s common stock, par value $.001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

The balance sheet as of April 30, 2014 and the related statements of operations for the three and six months ended April 30, 2014 and 2013 and cash flows for the six months ended April 30, 2014 and 2013 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations.  It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2013.

The results of operations for the three and six months ended April 30, 2014 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation
Balance Sheets
(Unaudited)
	April 30, 2014	October 31, 2013
Assets
Current assets:
Cash	$78,829	$19,908
Prepaid expenses	2,209	12,018

Total current assets	$81,038	$31,926

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$87,586	$215,584
Accounts payable - related party	97,508	96,659
Accrued expenses	30,169	41,388
Notes payable	--	4,615
Convertible debentures	398,712	300,000

Total current liabilities	613,975	658,246

Convertible debentures	200,000	100,000
Notes payable	105,000	105,000

Total liabilities	918,975	863,246

Commitments

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 and 10,000,000 shares authorized, respectively; 6,359,055 and 5,429,384 shares issued and outstanding, respectively	6,359	5,429
Additional paid-in capital	23,070,589	22,880,390
Accumulated deficit	(23,914,885)	(23,717,139)

Total stockholders' deficiency	(837,937)	(831,320)

Total liabilities and stockholders' deficiency	$81,038	$31,926

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2014	2013	2014	2013

Revenue	$--	$--	$--	$--

Operating expenses:
General and administrative	116,446	128,198	245,559	195,162
Gain on settlement of accounts payable	--	--	(80,656)	--

Loss from operations	(116,446)	(128,198)	(164,903)	(195,162)

Interest expense	(19,080)	(8,167)	(32,843)	(16,133)

Net loss	$(135,526)	$(136,365)	$(197,746)	$(211,295)

Net loss per common share, basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	6,237,360	4,824,110	5,933,628	4,019,304
The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(197,746)	$(211,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	32,333	4,725
Gain on settlement of accounts payable	(80,656)	--
Accretion of interest on convertible debentures	10,508	--

Changes in operating assets and liabilities:
Prepaid expenses	9,809	6,505
Accounts payable	(17,342)	67,056
Accounts payable - related party	60,849	36,601
Accrued expenses	20,781	(18,664)
Net cash used in operating activities	(161,464)	(115,072)

Cash flows from financing activities:
Repayment of notes payable	(4,615)	(4,373)
Proceeds from issuance of convertible debentures	225,000	--
Proceeds from sale of common stock, net of offering costs	--	120,000
Net cash provided by financing activities	220,385	115,627

Increase in cash	58,921	555
Cash - beginning of period	19,908	64,325
Cash – end of period	$78,829	$64,880

Supplemental disclosure of cash flow information:
Cash paid for interest	$54	$297
Cash paid for income taxes	$500	$500

Noncash financing activities:
Issuance of 461,538 and 279,412 shares of common stock, respectively, as payment of accounts payable – related party	$60,000	$95,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$30,000	$--
Issuance of 237,364 and 193,454 shares of common stock, respectively, as payment of interest due on convertible debentures	$32,000	$40,000
Discount recorded in connection with issuance of convertible debentures	$36,796	$--
Issuance of 50,000 shares of common stock as settlement of accounts payable for director fees	$--	$17,000
Issuance of 588,236 shares of common stock as settlement of accrued compensation and other related costs	$--	$225,627
Issuance of 36,477 shares of common stock as payment of offering costs related to private placements	$--	$12,534
Issuance of note payable as payment of insurance premium	$--	$20,220
The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation
Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred significant recurring operating losses, negative cash flows from operations, a working capital deficiency of $532,937 and an accumulated deficit of $23,914,885 as of April 30, 2014.  The Company has not made $200,000 of principal payments due on convertible debentures dated February 1, 2007 and, as a result, these obligations can be placed in default by the holders.  The Company also has no lending relationships with commercial banks and is dependent on the completion of one or more financings involving the private placement of its securities in order to continue operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Under the License Agreement, a cash payment of $105,000 is payable to Hickey as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty days after the first commercial sale of a product utilizing the licensed technology (see Note 4).

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

During the three and six months ended April 30, 2014, the Company was billed $16,146 and $34,306, respectively, pursuant to the terms of the sublease agreement.  As of April 30, 2014, the Company owed Century Capital $27,137 for expenses due under the sublease agreement and $70,371 for other expenses, which amounts are included in accounts payable – related party.  During the three and six months ended April 30, 2013, the Company was billed $17,026 and $34,757, respectively, pursuant to the terms of the sublease agreement.

4.	Notes Payable

Note Payable – Hickey

Pursuant to the License Agreement, as amended (see Note 3), a cash payment of $105,000 is payable to Hickey as follows:  (a)  $50,000 is due to Hickey on or before a date that is thirty days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty days after the first commercial sale of a product utilizing the licensed technology.  As of April 30, 2014 and October 31, 2013, the Company classified the $105,000 due to Hickey as a component of non-current notes payable.

Note Payable – IPFS

On March 20, 2013, the Company entered into a finance agreement with IPFS Corporation (“IPFS”).  Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $20,220, which amount accrued interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance.  The finance agreement required the Company to make nine monthly payments of $2,335, including interest, commencing April 13, 2013.  For the three and six months ended April 30, 2014, the Company recorded a total of $54 of interest expense related to this finance agreement.  For the three and six months ended April 30, 2013, the Company recorded a total of $297 of interest expense related to this finance agreement.  As of April 30, 2014, this obligation was paid in full.  As of October 31, 2013, the outstanding principal balance related to this finance agreement was $4,615, which was classified as current notes payable.

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

On April 30, 2014, the Company issued an aggregate of 123,078 shares of its common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2013 through January 31, 2014.  The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.13 per share) as defined in the February 2007 Debentures.

For the three and six months ended April 30, 2014, the Company recorded a total of $3,902 and $7,934, respectively, of interest expense related to the February 2007 Debentures.  For the three and six months ended April 30, 2013, the Company recorded a total of $3,912 and $7,834, respectively, of interest expense related to the February 2007 Debentures.  As of April 30, 2014, $3,902 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense.  As of April 30, 2014 and October 31, 2013, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”).  The May 2011 Debenture bears interest at a rate of 8% per annum and originally had a three year term maturing on May 20, 2014.   Effective May 20, 2014, the holder agreed to a new maturity date of May 20, 2015.  For the three and six months ended April 30, 2014, the Company recorded a total of $1,951 and $3,968, respectively, of interest expense related to the May 2011 Debenture.  For the three and six months ended April 30, 2013, the Company recorded a total of $1,951 and $3,968, respectively, of interest expense related to the May 2011 Debenture.  As of April 30, 2014, $7,588 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses (see Note 8).  As of April 30, 2014, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of non-current convertible debentures.  As of October 31, 2013, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”).  The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum.  For the three and six months ended April 30, 2014, the Company recorded a total of $1,951 and $3,968, respectively, of interest expense related to the August 2012 Debenture.  For the three and six months ended April 30, 2013, the Company recorded a total of $2,017 and $4,034, respectively, of interest expense related to the August 2012 Debenture.  As of April 30, 2014, $5,768 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses (see Note 8).  As of April 30, 2014 and October 31, 2013, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of non-current convertible debentures.

December 2013 and April 2014 Convertible Debentures and Warrants

On December 12, 2013, the Company issued 10% convertible debentures to two individual investors (the “December 2013 Debentures”) and on April 1, 2014, the Company issued a 10% convertible debenture to one individual investor (the “April 2014 Debenture” and together with the December 2013 Debentures, the “Debentures”).  In connection with the issuance of the Debentures, the Company issued warrants (the “Debenture Warrants”) to purchase shares of the Company’s common stock equal to 20% of the aggregate principal amount of the Debentures.  The gross proceeds received in connection with this private placement were $225,000.  The Debentures have a one year term with principal and interest on the December 2013 Debentures due December 12, 2014 and principal and interest on the April 2014 Debenture due April 1, 2015.  The Debentures bear interest at a rate of 10% per annum.

The entire principal and accrued interest amount of the Debentures is convertible into shares of the Company’s common stock at the option of the holder:  (a) upon the Company issuing equity securities and/or debt in a transaction or a series of transactions resulting in aggregate gross proceeds to the Company of a least $3,000,000 (a “Qualified Financing”); (b) at the maturity date of the Debentures; or (c) upon a change in control of the Company, as defined in the Debentures.  Upon the occurrence of a Qualified Financing, the Debentures are convertible into shares of the Company’s common stock at a conversion price equal to:  (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.13, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing.  On the maturity date or upon a change in control of the Company, the Debentures are convertible into shares of the Company’s common stock at $0.13 per share.  The quoted market price of the Company’s common stock on both December 12, 2013 and April 1, 2014 was $0.13 per share.  An aggregate of 1,730,769 shares of the Company’s common stock can be issued pursuant to the Debentures at the current conversion price of $0.13 per share.

The Debenture Warrants have a three year term and provide the holders the right to purchase shares of the Company’s common stock equal to 20% of the principal amount of the related Debenture divided by:  (a)  80% of the per share price paid by the purchasers of Company’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in a Qualified Financing, if no shares of Company’s common stock are issued in the Qualified Financing; or (c) $0.13, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock are issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the Debenture Warrants issuance date.  An aggregate of 346,154 shares of the Company’s common stock can be issued under the Debenture Warrants at the current exercise price of $0.13 per share.  All of the shares of the Company’s common stock underlying the Debenture Warrants vest on the earlier of (a) one year from the Debenture Warrants issuance date, and (b) the consummation of a Qualified Financing.  The exercise price of the Debenture Warrants will be subject to adjustment for stock dividends, stock splits, or similar events.

The fair value of the Debenture Warrants on the date of issuance as calculated using the Black-Scholes model was $43,989, using the following weighted average assumptions:  exercise price of $0.13 per share; common stock price of $0.13 per share; volatility of 271% (December 2013 issuance) and 250% (April 2014 issuance); term of three years; dividend yield of 0%; interest rate of 0.62% (December 2013 issuance) and 0.91% (April 2014 issuance); and risk of forfeiture of 0%.

The Company separately accounted for the liability and equity components of these convertible debentures based upon the relative fair value of the liability and equity components on the date of issuance.  As a result, the Company recorded a discount of $36,796 for the Debentures to account for the relative fair value attributable to the Debenture Warrants.  The $36,796 debt discount is being accreted as interest expense using the effective interest method over the one-year term of the Debentures.

For the three and six months ended April 30, 2014, the Company recorded a total of $11,276 ($7,002 accreted) and $16,919 ($10,508 accreted), respectively, of interest expense related to the Debentures.  As of April 30, 2014, $6,411 of interest due on the Debentures was accrued and is included as a component of accrued expenses.  As of April 30, 2014, the unamortized discount on the Debentures was $26,288 and the net carrying value of the Debentures was $198,712, which was recorded as a component of current convertible debentures.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”).  All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant.  For the three and six months ended April 30, 2014 and 2013, the Company did not record any employee stock-based compensation expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.”   For the three and six months ended April 30, 2014, the Company recorded non-employee stock-based compensation expense of $0 and $32,333, respectively.  For the three and six months ended April 30, 2013, the Company recorded non-employee stock-based compensation expense of $4,725.  Each of these amounts was included in general and administrative expense.

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

For the three and six months ended April 30, 2014, diluted net loss per share did not include the effect of 211,832 shares of common stock issuable upon the exercise of outstanding options, 616,154 shares of common stock issuable upon the exercise of outstanding warrants and 2,397,436 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans

The Company currently has two stock option plans in place:  the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”).  The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002.  The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000.  As of April 30, 2014, options to purchase 128,500 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan.  As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan.  The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan.  As permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased, effective December 27, 2013, the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares.  As of April 30, 2014, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the six months ended April 30, 2014 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2013	241,432	$1.57	$--
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(29,600)	$1.03
Outstanding at April 30, 2014	211,832	$1.65	$--
Exercisable at April 30, 2014	211,832	$1.65	$--
Exercisable at October 31, 2013	241,432	$1.57	$--

Information with respect to stock options outstanding and stock options exercisable as of April 30, 2014 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.20	3,500	$0.20	0.7	3,500	$0.20	0.7
$0.80	15,000	$0.80	1.1	15,000	$0.80	1.1
$1.40	83,332	$1.40	4.4	83,332	$1.40	4.4
$2.00	110,000	$2.00	2.8	110,000	$2.00	2.8
	211,832	$1.65	3.2	211,832	$1.65	3.2

Warrant to Purchase Common Stock

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

A summary of warrant transactions during the six months ended April 30, 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2013	20,000	$0.40	$--
Issued during the period	596,154	$0.13
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at April 30, 2014	616,154	$0.14	$--
Exercisable at April 30, 2014	270,000	$0.15	$--
Exercisable at October 31, 2013	20,000	$0.40	$--

Information with respect to warrants outstanding and warrants exercisable at April 30, 2014 is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number of Shares Available Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Warrants	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)
$0.13	596,154	$0.13	3.6	250,000	$0.13	4.7
$0.40	20,000	$0.40	0.0	20,000	$0.40	0.0
	616,154	$0.14	3.4	270,000	$0.15	4.3

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

Results of Operations

Research and Development.  For each of the three and six months ended April 30, 2014 and 2013, we did not incur any research and development expenses.

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

General and Administrative.  For the three months ended April 30, 2014, general and administrative expenses were $116,446, as compared to $128,198 for the three months ended April 30, 2013.  The $11,752, or 9%, decrease in general and administrative expenses for the three months ended April 30, 2014 was primarily due to a $34,407 decrease in legal fees and a $8,430 decrease in SEC filing costs and mailings to stockholders primarily related to the Company’s amendment to its Restated Articles of Incorporation that occurred during the quarter ended April 30, 2013 and a $4,724 decrease in stock based compensation to consultants, offset by an $18,000 increase in consulting expenses and a $17,421 increase in travel costs related to the Company’s fundraising efforts and evaluation of potential acquisitions.

For the six months ended April 30, 2014, general and administrative expenses were $245,559, as compared to $195,162 for the six months ended April 30, 2013.  The $50,397, or 26%, increase in general and administrative expenses for the six months ended April 30, 2014 was primarily due to a $25,950 increase in travel costs and a $18,000 increase in consulting expenses primarily related to the Company’s fundraising efforts and evaluation of potential acquisitions and a $27,608 increase in stock based compensation to consultants, offset by a $16,376 decrease in legal fees and a $7,301 decrease in SEC filing costs and mailings to stockholders primarily related to the Company’s amendment to its Restated Articles of Incorporation that occurred during the quarter ended April 30, 2013.

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

Gain on Settlement of Accounts Payable.  For the three and six months ended April 30, 2014, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $0 and $80,656, respectively.

Interest Expense.  For the three months ended April 30, 2014, interest expense was $19,080 as compared to $8,167 for the three months ended April 30, 2013.  The $10,913, or 134%, increase in interest expense for the three months ended April 30, 2014 was primarily due to a $4,198 increase in interest expense related to the Debentures and a $7,002 increase in accreted interest related to the debt discount associated with the Debentures.

For the six months ended April 30, 2014, interest expense was $32,843 as compared to $16,133 for the six months ended April 30, 2013.  The $16,710, or 104%, increase in interest expense for the six months ended April 30, 2013 was primarily due to a $6,445 increase in interest expense related to the Debentures and a $10,508 increase in accreted interest related to the debt discount associated with the Debentures.

Net Loss.  For the three months ended April 30, 2014, Scivanta had a net loss of $135,526, or $0.02 per share (basic and diluted), as compared to a net loss of $136,365, or $0.03 per share (basic and diluted), for the three months ended April 30, 2013.  The decrease in the net loss for the three months ended April 30, 2014 was due to a $11,752 decrease in general and administrative expenses, offset by a $10,913 increase in interest expense.

For the six months ended April 30, 2014, Scivanta had a net loss of $197,746, or $0.03 per share (basic and diluted), as compared to a net loss of $211,295, or $0.05 per share (basic and diluted), for the six months ended April 30, 2013.  The decrease in the net loss for the six months ended April 30, 2014 was primarily due to an $80,656 gain on the settlement of accounts payable, offset by a $50,397 increase in general and administrative expenses and a $16,710 increase in interest expense.

Liquidity and Capital Resources

As of April 30, 2014, we had a working capital deficiency of $532,937 and cash on hand of $78,829.  The $58,921 increase in cash on hand from October 31, 2013 was primarily due to the receipt of $225,000 of gross proceeds from the Debentures, offset by our continuing operating expenses.

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

On April 30, 2014, we issued 123,078 shares of our common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2013 through January 31, 2014.

As of June 11, 2014, our cash position was approximately $63,000.  Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q.  Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors.  Scivanta has also deferred certain vendor payments until it secures sufficient additional financing.  We did not make $200,000 of principal payments due on the February 2007 Debentures and, as a result, these obligations can be placed in default by the holders.  Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2013, which expressed substantial doubt about our ability to continue as a going concern.  Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Other than unregistered sales of equity securities previously reported in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2013, or current reports on Form 8-K, there were no unregistered sales of equity securities by the Company during the period ended April 30, 2014.

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

DATE:	SCIVANTA MEDICAL CORPORATION

June 13, 2014	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 13, 2014	By:	/s/ Thomas S. Gifford
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
4.7
Form of 10% Convertible Debenture, dated as of December 12, 2013 or April 1, 2014, issued to the following entities and in the following amounts:  RL & KC, LLC ($100,000) dated December 12, 2013, James C. Czirr Trust U/A/D February 20, 2004 ($50,000) dated December 12, 2013 and Chris Hynes dated April 1, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013 and April 3, 2014).

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

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

Exhibit Number	Description of Exhibit
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

10.1
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
101*
The following materials from the Company’s quarterly report on Form 10-Q for the period ended April 30, 2014, formatted in Extensible Business Reporting Language (XBRL):  (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

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