Form 10-Q
period 2014-07-31
SCIVANTA MEDICAL CORP
filed 2014-09-12
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-27119

SCIVANTA MEDICAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	22-2436721
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of September 10, 2014, there were outstanding 6,359,055 shares of the registrant’s common stock, par value $.001 per share.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The balance sheet as of July 31, 2014 and the related statements of operations for the three and nine months ended July 31, 2014 and 2013 and cash flows for the nine months ended July 31, 2014 and 2013 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2013.

The results of operations for the three and nine months ended July 31, 2014 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation

Balance Sheets

(Unaudited)

	July 31, 2014	October 31, 2013
Assets
Current assets:
Cash	$34,810	$19,908
Prepaid expenses	3,684	12,018

Total current assets	$38,494	$31,926

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$90,148	$215,584
Accounts payable - related party	139,564	96,659
Accrued expenses	43,907	41,388
Notes payable	--	4,615
Convertible debentures	507,987	300,000

Total current liabilities	781,606	658,246

Convertible debentures	100,000	100,000
Notes payable	105,000	105,000

Total liabilities	986,606	863,246

Commitments

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 shares authorized; 6,359,055 and 5,429,384 shares issued and outstanding, respectively	6,359	5,429
Additional paid-in capital	23,070,589	22,880,390
Accumulated deficit	(24,025,060)	(23,717,139)

Total stockholders' deficiency	(948,112)	(831,320)

Total liabilities and stockholders' deficiency	$38,494	$31,926

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2014	2013	2014	2013

Revenue	$--	$--	$--	$--

Operating expenses:
Research and development	--	3,115	--	3,115
General and administrative	87,162	65,389	332,721	260,551
Gain on settlement of accounts payable	--	--	(80,656)	--

Loss from operations	(87,162)	(68,504)	(252,065)	(263,666)

Interest expense	(23,013)	(8,296)	(55,856)	(24,429)

Net loss	$(110,175)	$(76,800)	$(307,921)	$(288,095)

Net loss per common share, basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	6,359,055	5,429,384	6,076,995	4,494,496

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(307,921)	$(288,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	32,333	4,725
Gain on settlement of accounts payable	(80,656)	--
Accretion of interest on convertible debentures	19,783	--
Changes in operating assets and liabilities:
Prepaid expenses	8,334	13,509
Accounts payable	(14,780)	71,281
Accounts payable - related party	102,905	69,738
Accrued expenses	34,519	(10,597)
Net cash used in operating activities	(205,483)	(139,439)
Cash flows from financing activities:
Repayment of notes payable	(4,615)	(8,813)
Proceeds from issuance of convertible debentures	225,000	--
Proceeds from sale of common stock, net of offering costs	--	120,000
Net cash provided by financing activities	220,385	111,187
Increase (decrease) in cash	14,902	(28,252)
Cash - beginning of period	19,908	64,325
Cash – end of period	$34,810	$36,073
Supplemental disclosure of cash flow information:
Cash paid for interest	$54	$526
Cash paid for income taxes	$500	$500
Noncash financing activities:
Issuance of 461,538 and 279,412 shares of common stock, respectively, as payment of accounts payable – related party	$60,000	$95,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$30,000	$--
Issuance of 237,364 and 193,454 shares of common stock, respectively, as payment of interest due on convertible debentures	$32,000	$40,000
Discount recorded in connection with issuance of convertible debentures	$36,796	$--
Issuance of 50,000 shares of common stock as settlement of accounts payable for director fees	$--	$17,000
Issuance of 588,236 shares of common stock as settlement of accrued compensation and other related costs	$--	$225,627
Issuance of 36,477 shares of common stock as payment of offering costs related to private placements	$--	$12,534
Issuance of note payable as payment of insurance premium	$--	$20,220

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $743,112 and an accumulated deficit of $24,025,060 as of July 31, 2014. The Company has not made $200,000 of principal payments due on convertible debentures dated February 1, 2007 and, as a result, these obligations can be placed in default by the holders. The Company also has no lending relationships with commercial banks and is dependent on the completion of one or more financings involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to the License Agreement, the Licensor has granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance.. The term of the License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

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

During the three and nine months ended July 31, 2014, the Company was billed $16,005 and $50,311, respectively, pursuant to the terms of the sublease agreement. As of July 31, 2014, the Company owed Century Capital $44,246 for expenses due under the sublease agreement and $95,318 for other expenses, which amounts are included in accounts payable – related party. During the three and nine months ended July 31, 2013, the Company was billed $24,905 and $59,662, respectively, pursuant to the terms of the sublease agreement.

4.	Notes Payable

Note Payable – Hickey

Pursuant to the License Agreement, as amended (see Note 2), a cash payment of $105,000 is payable to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty days after the first commercial sale of a product utilizing the licensed technology. As of July 31, 2014 and October 31, 2013, the Company classified the $105,000 due to Hickey as a component of non-current notes payable.

Note Payable – IPFS

On March 20, 2013, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $20,220, which amount accrued interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The finance agreement required the Company to make nine monthly payments of $2,335, including interest, commencing April 13, 2013. For the three and nine months ended July 31, 2014, the Company recorded a total of $0 and $54, respectively, of interest expense related to this finance agreement. For the three and nine months ended July 31, 2013, the Company recorded a total of $229 and $526, respectively, of interest expense related to this finance agreement. As of July 31, 2014, this obligation was paid in full. As of October 31, 2013, the outstanding principal balance related to this finance agreement was $4,615, which was classified as current notes payable.

5.	Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company issued 8% convertible debentures, dated February 1, 2007, in an aggregate principal amount of $250,000 to individual investors (the “February 2007 Debentures”). The February 2007 Debentures originally had a three year term, maturing on January 31, 2010, which was initially extended to January 31, 2012. On January 11, 2012, the Company issued 50,000 shares of common stock as full payment of $50,000 of outstanding principal on certain February 2007 Debentures.

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

For the three and nine months ended July 31, 2014, the Company recorded a total of $4,033 and $11,967, respectively, of interest expense related to the February 2007 Debentures. For the three and nine months ended July 31, 2013, the Company recorded a total of $4,033 and $11,867, respectively, of interest expense related to the February 2007 Debentures. As of July 31, 2014, $7,935 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense. As of July 31, 2014 and October 31, 2013, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

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

For the three and nine months ended July 31, 2014, the Company recorded a total of $2,017 and $5,985, respectively, of interest expense related to the May 2011 Debenture. For the three and nine months ended July 31, 2013, the Company recorded a total of $2,017 and $5,985, respectively, of interest expense related to the May 2011 Debenture. As of July 31, 2014, $9,605 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses. As of July 31, 2014 and October 31, 2013, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

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

For the three and nine months ended July 31, 2014, the Company recorded a total of $2,017 and $5,985, respectively, of interest expense related to the August 2012 Debenture. For the three and nine months ended July 31, 2013, the Company recorded a total of $2,017 and $6,051, respectively, of interest expense related to the August 2012 Debenture. As of July 31, 2014, $7,785 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses. As of July 31, 2014 and October 31, 2013, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of non-current convertible debentures.

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

The Debenture Warrants have a three year term and provide the holders the right to purchase shares of the Company’s common stock equal to 20% of the principal amount of the related Debenture divided by: (a) 80% of the per share price paid by the purchasers of Company’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in a Qualified Financing, if no shares of the Company’s common stock are issued in the Qualified Financing; or (c) $0.13, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock are issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the Debenture Warrants issuance date. An aggregate of 346,154 shares of the Company’s common stock can be issued under the Debenture Warrants at the current exercise price of $0.13 per share. All of the shares of the Company’s common stock underlying the Debenture Warrants vest on the earlier of (a) one year from the Debenture Warrants issuance date, and (b) the consummation of a Qualified Financing. The exercise price of the Debenture Warrants will be subject to adjustment for stock dividends, stock splits, or similar events.

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

The Company separately accounted for the liability and equity components of the Debentures based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $36,796 for the Debentures to account for the relative fair value attributable to the Debenture Warrants. The $36,796 debt discount is being accreted as interest expense using the effective interest method over the one-year term of the Debentures.

For the three and nine months ended July 31, 2014, the Company recorded a total of $14,946 ($9,275 accreted) and $31,865 ($19,783 accreted), respectively, of interest expense related to the Debentures. As of July 31, 2014, $12,082 of interest due on the Debentures was accrued and is included as a component of accrued expenses. As of July 31, 2014, the unamortized discount on the Debentures was $17,013 and the net carrying value of the Debentures was $207,987, which was recorded as a component of current convertible debentures.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”). All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant. For the three and nine months ended July 31, 2014 and 2013, the Company did not record any employee stock-based compensation expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.” For the three and nine months ended July 31, 2014, the Company recorded non-employee stock-based compensation expense of $0 and $32,333, respectively. For the three and nine months ended July 31, 2013, the Company recorded non-employee stock-based compensation expense of $0 and $4,725, respectively. Each of these amounts was included in general and administrative expense.

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

For the three and nine months ended July 31, 2014, diluted net loss per share did not include the effect of 206,832 shares of common stock issuable upon the exercise of outstanding options, 596,154 shares of common stock issuable upon the exercise of outstanding warrants and 2,397,436 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of July 31, 2014, options to purchase 123,500 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. As permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased, effective December 27, 2013, the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of July 31, 2014, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the nine months ended July 31, 2014 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2013	241,432	$1.57	$--
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(34,600)	$0.99
Outstanding at July 31, 2014	206,832	$1.67	$--
Exercisable at July 31, 2014	206,832	$1.67	$--
Exercisable at October 31, 2013	241,432	$1.57	$--

Information with respect to stock options outstanding and stock options exercisable as of July 31, 2014 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.20	3,500	$0.20	0.4	3,500	$0.20	0.4
$0.80	10,000	$0.80	1.4	10,000	$0.80	1.4
$1.40	83,332	$1.40	4.1	83,332	$1.40	4.1
$2.00	110,000	$2.00	2.5	110,000	$2.00	2.5
	206,832	$1.67	3.1	206,832	$1.67	3.1

Warrant to Purchase Common Stock

A summary of warrant transactions during the nine months ended July 31, 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2013	20,000	$0.40	$--
Issued during the period	596,154	$0.13
Exercised during the period	--	--
Expired during the period	(20,000)	$0.40
Outstanding at July 31, 2014	596,154	$0.13	$--
Exercisable at July 31, 2014	250,000	$0.13	$--
Exercisable at October 31, 2013	20,000	$0.40	$--

As of July 31, 2014, the weighted average remaining contractual life for warrants outstanding was 3.3 years and for warrants exercisable was 4.4 years.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Company’s financial condition and results of operations are based upon the interim financial statements contained elsewhere herein, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements required us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes, contingencies and litigation. We based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Research and Development. For each of the three and nine months ended July 31, 2014 and 2013, we did not incur any significant research and development expenses.

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

General and Administrative. For the three months ended July 31, 2014, general and administrative expenses were $87,162, as compared to $65,389 for the three months ended July 31, 2013. The $21,773, or 33%, increase in general and administrative expenses for the three months ended July 31, 2014 was primarily due to a $29,080 increase in travel costs related to the Company’s fundraising efforts and evaluation of potential acquisitions, offset by a $8,850 decrease in office maintenance costs.

For the nine months ended July 31, 2014, general and administrative expenses were $332,721, as compared to $260,551 for the nine months ended July 31, 2013. The $72,170, or 28%, increase in general and administrative expenses for the nine months ended July 31, 2014 was primarily due to a $55,030 increase in travel costs, a $27,608 increase in stock based compensation to consultants and an $18,000 increase in consulting expenses, each related to the Company’s fundraising efforts and evaluation of potential acquisitions, offset by a $18,854 decrease in legal fees and a $9,462 decrease in office maintenance costs.

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

Gain on Settlement of Accounts Payable. For the three and nine months ended July 31, 2014, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $0 and $80,656, respectively.

Interest Expense. For the three months ended July 31, 2014, interest expense was $23,013, as compared to $8,296 for the three months ended July 31, 2013. The $14,717, or 177%, increase in interest expense for the three months ended July 31, 2014 was primarily due to a $5,671 increase in interest expense related to the Debentures and a $9,275 increase in accreted interest related to the debt discount associated with the Debentures.

For the nine months ended July 31, 2014, interest expense was $55,856, as compared to $24,429 for the nine months ended July 31, 2013. The $31,427, or 129%, increase in interest expense for the nine months ended July 31, 2014 was primarily due to a $12,082 increase in interest expense related to the Debentures and a $19,783 increase in accreted interest related to the debt discount associated with the Debentures.

Net Loss. For the three months ended July 31, 2014, Scivanta had a net loss of $110,175, or $0.02 per share (basic and diluted), as compared to a net loss of $76,800, or $0.01 per share (basic and diluted), for the three months ended July 31, 2013. The increase in the net loss for the three months ended July 31, 2014 was primarily due to a $21,773 increase in general and administrative expenses and a $14,717 increase in interest expense.

For the nine months ended July 31, 2014, Scivanta had a net loss of $307,921, or $0.05 per share (basic and diluted), as compared to a net loss of $288,095, or $0.06 per share (basic and diluted), for the nine months ended July 31, 2013. The increase in the net loss for the nine months ended July 31, 2014 was primarily due to a $72,170 increase in general and administrative expenses and a $31,427 increase in interest expense, offset by a $80,656 gain on the settlement of accounts payable.

Liquidity and Capital Resources

As of July 31, 2014, we had a working capital deficiency of $743,112 and cash on hand of $34,810. The $14,902 increase in cash on hand from October 31, 2013 was primarily due to the receipt of $225,000 of gross proceeds from the Debentures, offset by our continuing operating expenses.

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

As of September 10, 2014, our cash position was approximately $28,500. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately four months from the filing date of this quarterly report on Form 10-Q. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $200,000 of principal payments due on the February 2007 Debentures and, as a result, these obligations can be placed in default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2013, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

DATE:	SCIVANTA MEDICAL CORPORATION

September 12, 2014	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 12, 2014	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1	Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2	Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5	8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6	8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

E-1

Exhibit Number	Description of Exhibit
4.7	Form of 10% Convertible Debenture, dated as of December 12, 2013 or April 1, 2014, issued to the following entities and in the following amounts: RL & KC, LLC ($100,000) dated December 12, 2013, James C. Czirr Trust U/A/D February 20, 2004 ($50,000) dated December 12, 2013 and Chris Hynes dated April 1, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013 and April 3, 2014).

10.1	The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2	Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.3	Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.3.1	First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

10.4	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

E-2

Exhibit Number	Description of Exhibit
10.7	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.8	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.9	Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10	Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.12	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

E-3

Exhibit Number	Description of Exhibit
10.16	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended July 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

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

E-4