Form 10-K
period 2014-10-31
SCIVANTA MEDICAL CORP
filed 2015-02-13
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐           No    ☒

As of April 30, 2014, the aggregate fair value of the registrant’s common stock held by non-affiliates was approximately $341,000.

As of February 12, 2015, there were 6,359,055 shares of the registrant’s common stock outstanding.

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

ii

SCIVANTA MEDICAL CORPORATION

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

On November 10, 2006, we licensed the exclusive world-wide rights to develop, manufacture and distribute the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. Since the end of fiscal 2009, all development activity related to the SCMS ceased. Scivanta does not intend to resume development of the SCMS and is currently searching for a new technology, product or service to acquire. See “Item 1. Business – Strategy for Business Development - SCMS.”

Strategy for Business Development

Scivanta is currently operating on a limited basis as it continues to seek additional financing that will allow it to acquire a new technology, product or service. Our business development strategy will depend upon our ability to secure additional financing.

Our strategy for business development is focused on the acquisition, through licensing or purchasing, of technologies, products or services that are sold or are capable of being sold in a specialty or niche market. Any such acquisitions will be contingent upon our ability to secure the financing required to fund such acquisitions. Technologies, products or services of interest include, but are not limited to, medical devices, pharmaceuticals and other proprietary technologies, patented products or services. Specialty or niche-market technologies, products or services, in comparison to commodities, generally offer greater operating margins. These products are distributed through specialty distributor networks, manufacturer representatives or other specialized channels to the original equipment manufacturer market, supplier and provider markets and to the general marketplace.

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

Pursuant to the License Agreement, the Licensor granted Scivanta the exclusive world-wide rights to develop, manufacture and distribute the SCMS. A cash payment of $105,000 is payable by Scivanta to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by Scivanta of at least $3,000,000 or any series of financings by Scivanta within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology.

In addition, Scivanta is required to issue shares of its common stock to the Licensor upon the occurrence of certain events as follows: (a) $130,000 of common stock on the date Scivanta files for approval to market and sell a product utilizing the licensed technology; and (b) $160,000 of common stock on the date Scivanta receives approval to market and sell a product utilizing the licensed technology. The number of shares of Scivanta’s common stock to be issued to the Licensor will be calculated based on the market price of Scivanta’s common stock, as defined in the License Agreement, on the date that each of the respective above noted events occur.

Scivanta is also required to pay the Licensor a royalty of 5% of annual net sales, as defined in the License Agreement, subject to certain reductions and annual minimums as detailed in the License Agreement and is required to pay the Licensor 25% of all sublicensing revenue, as defined in the License Agreement, received by Scivanta in connection with Scivanta’s sublicense of the rights granted to Scivanta under the License Agreement.

The License Agreement requires Scivanta to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions. Scivanta has not met certain development timeframes and as a result, could be issued a notice of default of the License Agreement by the Licensor. Scivanta expects to return all of the technology related to the SCMS to the Licensor and is currently attempting to negotiate an agreement with the Licensor related to the return of the SCMS technology.

Patents and Copyrights

We do not currently hold any patents other than those associated with the SCMS which we expect to return to the Licensor in conjunction with the return of the SCMS technology.

Manufacturing and Principal Suppliers

We currently do not have any manufacturing capabilities or agreements.

Distribution, Sales and Marketing

We currently do not maintain a dedicated sales force and do not sell any products.

Competition

Since we have not acquired a new technology or product, our competition cannot be identified.

Government Regulation

As a possible future developer or distributor of medical devices, we are subject to regulation by, among other governmental entities, the United States Food and Drug Administration (the “FDA”), and the corresponding agencies of the states and foreign countries in which we may sell our products. These regulations govern the introduction of new medical devices, the observance of certain standards with respect to the manufacture, testing and labeling of such devices, the maintenance of certain records, the tracking of devices, and other matters. These regulations could have a material impact on our future operations in the event we successfully implement our strategy for business development and acquire or develop additional medical devices and related products.

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

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2012 through October 31, 2014 as reported by the OTC Bulletin Board, adjusted for a 10-to-1 reverse stock split effective April 23, 2013. These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2014	High	Low
First Quarter	$0.15	$0.13
Second Quarter	0.19	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.16	0.11

Year Ended October 31, 2013	High	Low
First Quarter	$0.35	$0.11
Second Quarter	0.18	0.11
Third Quarter	0.14	0.14
Fourth Quarter	0.20	0.13

The OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or other national exchange would offer. As of February 12, 2015, we had eight market makers for our common stock which were Automated Trading Desk Financial Services, LLC, Buckman, Buckman and Reid, Inc., Cantor Fitzgerald & Co., Citadel Securities, Canaccord Genuity Inc., G1 Execution Services LLC, KCG Americas LLC and Vfinance Investments, Inc.

Stockholders

As of February 12, 2015, the approximate number of registered holders of our common stock was 440; the number of issued and outstanding shares of our common stock was 6,359,055; and there were 596,154 shares of common stock subject to outstanding warrants, 203,332 shares of common stock subject to outstanding stock options, and 2,397,436 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2014

There were no sales of unregistered securities during the fiscal year ended October 31, 2014, other than those reported on Forms 10-Q and/or 8-K filed by Scivanta during the fiscal year ended October 31, 2014.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6. Selected Financial Data

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2014 and 2013. This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2014 and 2013 and the related notes thereto, which begin on page F-1 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey. Scivanta currently does not sell any products or technologies. See “Item 1. Business – General.”

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. Since the end of fiscal 2009, all development activity related to the SCMS ceased. Scivanta does not intend to resume development of the SCMS and is currently searching for a new technology, product or service to acquire. See “Item 1. Business – Strategy for Business Development - SCMS.” See “Item 1. Business – Scivanta Agreements – SCMS License Agreement.”

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

Scivanta calculates the fair value of option grants and warrant issuances utilizing the Black-Scholes pricing model. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest, which approximates the performance period. ASC 718 requires forfeitures to be estimated at the time stock options are granted and warrants are issued and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered stock options or warrants. Scivanta estimates forfeiture rates for all unvested awards when calculating the expense for a period. In estimating the forfeiture rate, Scivanta monitors both stock option and warrant exercises as well as employee and non-employee termination patterns.

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

Research and Development. For the fiscal year ended October 31, 2014, research and development expenses were $0, as compared to $3,115 for the fiscal year ended October 31, 2013. The $3,115, or 100%, decrease in research and development expenses for the fiscal year ended October 31, 2014 was due to the elimination of patent costs related to the SCMS.

The amount of research and development expense to be incurred by us during the fiscal year ending October 31, 2015 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships. In the event that we are able to acquire a new technology, product or service and are able to obtain additional capital to fund such acquisition, we would expect research and development expenses for the fiscal year ending October 31, 2015 to significantly increase. Otherwise, we would expect research and development expenses for the fiscal year ending October 31, 2015 to remain at the current level.

General and Administrative. For the fiscal year ended October 31, 2014, general and administrative expenses were $426,168, as compared to $322,725 for the fiscal year ended October 31, 2013. The $103,443, or 32%, increase in general and administrative expenses for the fiscal year ended October 31, 2014 was primarily due to a $91,025 increase in travel costs, a $27,608 increase in stock based compensation expense to consultants and an $18,000 increase in consulting expense, each related to our fundraising efforts and evaluation of potential acquisitions, offset by a $22,057 decrease in legal fees and a $11,548 decrease in office maintenance costs.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2015 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships. In the event that we are able to obtain additional capital sufficient to fund the acquisition of a new product, technology or service, we would expect general and administrative expenses for the fiscal year ending October 31, 2015 to increase as we build the administrative infrastructure necessary to support the development or sale of a new product, technology or service. If we are unable to obtain additional capital sufficient to fund the acquisition of a new product, technology or service, we would expect general and administrative expenses for the fiscal year ending October 31, 2015 to decrease as we continue to reduce our operating activities.

Operating Income. During the fiscal years ended October 31, 2014 and 2013, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $80,656 and $68,050, respectively.

Interest Expense. For the fiscal year ended October 31, 2014, interest expense was $78,869, as compared to $32,709 for the fiscal year ended October 31, 2013. The $46,160, or 141%, increase in interest expense for the fiscal year ended October 31, 2014 was primarily due to a $17,753 increase in interest expense and a $29,058 increase in accreted interest on debt discount, each related to convertible debentures issued by us in December 2013 and April 2014.

Net Loss. For the fiscal year ended October 31, 2014, our net loss was $424,381, or $0.07 per share (basic and diluted), as compared to a net loss of $290,499, or $0.06 per share (basic and diluted), for the fiscal year ended October 31, 2013. The $133,882, or 46%, increase in net loss for the fiscal year ended October 31, 2014 was primarily due to a $103,443 increase in general and administrative expenses and a $46,160 increase in interest expense, offset by a $12,606 increase in the gain on the settlement of accounts payable.

Liquidity and Capital Resources

As of October 31, 2014, we had a working capital deficiency of $959,572 and cash on hand of $26,114. The $6,206 increase in cash on hand from October 31, 2013 was primarily due to the receipt of $225,000 of gross proceeds from convertible debentures issued on December 12, 2013 and April 1, 2014, offset by our continuing operating expenses.

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

On February 12, 2015, we issued a 10% convertible debenture to an individual investor. The gross proceeds received in connection with this private placement were $50,000.

As of February 12, 2015, our cash position was approximately $58,000. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this annual report on Form 10-K. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $350,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Management conducted an evaluation of the effectiveness of Scivanta’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Scivanta’s internal control over financial reporting was effective as of October 31, 2014.

Changes in Internal Control Over Financial Reporting

There has been no change in Scivanta’s internal control over financial reporting during Scivanta’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Scivanta's internal control over financial reporting.

Item 9B. Other Information

On February 12, 2015, Scivanta issued a 10% convertible debenture to an individual investor (the “February 2015 Debenture”). In connection with the issuance of the February 2015 Debenture, Scivanta issued a warrant (the “February 2015 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the February 2015 Debenture. The gross proceeds received in connection with this private placement were $50,000. The February 2015 Debenture has a one year term with principal and interest due February 12, 2016. The February 2015 Debenture bears interest at a rate of 10% per annum.

The entire principal and accrued interest amount of the February 2015 Debenture is convertible into shares of Scivanta’s common stock: (a) upon Scivanta issuing equity securities and/or debt in a transaction or a series of transactions resulting in aggregate gross proceeds to Scivanta of a least $3,000,000 (a “Qualified Financing”); (b) at the option of the holder, at the maturity date of the February 2015 Debenture; or (c) at the option of the holder, upon a change in control of Scivanta, as defined in the February 2015 Debenture. Upon the occurrence of a Qualified Financing, the February 2015 Debenture is convertible into shares of Scivanta’s common stock at a conversion price equal to: (i) 80% of the per share price paid by the purchasers of Scivanta’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of Scivanta’s common stock, if no shares of Scivanta’s common stock are issued in the Qualified Financing; or (iii) $0.13, if no shares of Scivanta’s common stock or instruments convertible into shares of Scivanta’s common stock are issued in the Qualified Financing. On the maturity date or upon a change in control of Scivanta, the February 2015 Debenture is convertible into shares of Scivanta’s common stock at $0.13 per share. The quoted market price of Scivanta’s common stock on February 12, 2015 was $0.10 per share. An aggregate of 384,615 shares of Scivanta’s common stock can be issued pursuant to the February 2015 Debenture at the current conversion price of $0.13 per share. Scivanta will use the proceeds received in this private placement for working capital purposes.

The February 2015 Debenture Warrant has a three year term and provides the holder the right to purchase shares of Scivanta’s common stock equal to 20% of the principal amount of the related February 2015 Debenture divided by: (a) 80% of the per share price paid by the purchasers of Scivanta’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of Scivanta’s common stock issued in a Qualified Financing, if no shares of Scivanta’s common stock is issued in the Qualified Financing; or (c) $0.13, if no shares of Scivanta’s common stock or no instruments convertible into shares of Scivanta’s common stock is issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the February 2015 Debenture Warrant issuance date. An aggregate of 76,923 shares of Scivanta’s common stock can be issued under the February 2015 Debenture Warrant at the current exercise price of $0.13 per share. All of the shares of Scivanta’s common stock underlying the February 2015 Debenture Warrant vest on the earlier of (a) one year from the February 2015 Debenture Warrant issuance date, or (b) the consummation of a Qualified Financing. The exercise price of the February 2015 Debenture Warrant will be subject to adjustment for stock dividends, stock splits, or similar events.

In connection with the issuance of the February 2015 Debenture, Scivanta relied on the exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of Scivanta. The name, age, principal occupation or employment and biographical information of each member of the board of directors of Scivanta who served as of October 31, 2014 are set forth below:

Name	Age	Principal Occupation or Employment
David R. LaVance	61	Chairman of the Board, President and Chief Executive Officer of Scivanta and Integrated Environmental Technologies, Ltd.

Thomas S. Gifford	46	Executive Vice President, Chief Financial Officer and Secretary of Scivanta and Integrated Environmental Technologies, Ltd.

Lawrence M. Levy	76	Retired Partner of Brown Rudnick LLP

Anthony Giordano, III	49	President and Chief Executive Officer of Colonial American Bank

There are no family relationships among the current executive officers and directors of Scivanta. At any time during the past five years, none of the current executive officers or directors of Scivanta have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance, who serves as the chairman of Hologic, Inc. (NASDAQ: HOLX) and also serves as the chairman of Integrated Environmental Technologies, Ltd. (OTC: IEVM) and Mr. Levy, who serves as a director of Hologic, Inc. (NASDAQ: HOLX).

Biographical Information

David R. LaVance: Mr. LaVance has served as Scivanta’s Chairman, President and Chief Executive Officer since March 2003. He is also the chairman of the board of directors of Hologic, Inc. (NASDAQ: HOLX), a publicly traded medical device company specializing in women’s healthcare products. Hologic is the worldwide leader in digital mammography, molecular diagnostics for women’s health, pap testing and gynecological surgical products. Mr. LaVance has been a director of Hologic since December 2002. From June 2008 through July 2011, Mr. LaVance served as the lead independent director of Hologic and was named chairman of the board of directors in August 2011. Since May 2011, Mr. LaVance has served as the President and Chief Executive Officer and the chairman of board of directors of Integrated Environmental Technologies, Ltd. (OTC Bulletin Board: IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions. Since August 1997, Mr. LaVance has served as the President and co-founder of Century Capital Associates LLC, a consulting firm providing business and transaction advisory services. From 1995 through 1997, Mr. LaVance was a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies. From 1992 through 1995, Mr. LaVance served as the President of Nuclear Care, Inc., a nuclear imaging clinical services company and in 1994 he was the founder of Physicians Data Corporation, a health informatics company. From 1985 through 1992, Mr. LaVance held a series of operating positions with Dornier MedTech America, Inc., a medical device company that specializes in lithotriptors and other medical devices, ultimately serving as the President of Dornier MedTech in Japan from 1990 to 1992. Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of American University. As our President and Chief Executive Officer, Mr. LaVance has direct responsibility for Scivanta’s strategy and operations. This position, together with his many years of experience in corporate management, makes him an invaluable contributor to the board.

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

Lawrence M. Levy: Mr. Levy has served as a director of Scivanta since March 15, 2007. He retired from the position of Senior Counsel at Brown Rudnick LLP, an international law firm, in January 2011. Mr. Levy had been Senior Counsel at Brown Rudnick since February 2005 and, for more than 30 years before that, had been a Partner at Brown Rudnick, specializing in corporate and securities law. Mr. Levy is also a member of the board of directors of Hologic, Inc. (NASDAQ: HOLX), Option N.V. (EURONEXT Brussels: OPTI; OTC Bulletin Board: OPNVY) of Leuven, Belgium, a wireless telecommunications company, and Facing History and Ourselves. Mr. Levy received a B.A. from Yale University and a L.L.B. from Harvard Law School. Mr. Levy’s mix of leadership, management, strategic and legal skills and experience enable him to provide important legal experience and governance insights to the board.

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

Executive Officers

The executive officers serve in accordance with Scivanta’s bylaws and at the discretion of Scivanta’s board of directors. The name, age, current position and biographical information of each executive officer of Scivanta are set forth below:

Name	Age	Capacities in which Served
David R. LaVance	61	Chairman of the Board, President and Chief Executive Officer

Thomas S. Gifford	46	Executive Vice President, Chief Financial Officer and Secretary

For the biographical information for David R. LaVance and Thomas S. Gifford, see “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board. In addition, the board sometimes conducts business through its committees, including an audit committee and compensation committee. The board for fiscal 2014 consisted of David R. LaVance, Thomas S. Gifford, Lawrence M. Levy and Anthony Giordano, III. Each of Mr. Levy and Mr. Giordano qualify as independent directors in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Audit Committee

The audit committee for fiscal 2014 consisted of Lawrence M. Levy and Anthony Giordano, III, who is the chairman of the audit committee. Each of Mr. Giordano and Mr. Levy qualify as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC. In addition, the board has determined that Mr. Giordano qualifies as a financial expert pursuant to SEC rules. The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The audit committee’s other responsibilities are set forth in the amended and restated charter of the audit committee which was adopted on May 14, 2004 and is available for viewing on Scivanta’s website at www.scivanta.com.

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

Scivanta believes that all filings required to be made by its directors, executive officers and persons who own more than 10% of Scivanta’s common stock pursuant to Section 16(a) of the Exchange Act have been filed within the time periods prescribed, except for the Form 3 required to be filed by RL & KC, LLC as a 10% beneficial owner.

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

Item 11. Executive Compensation

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Scivanta for the fiscal years ended October 31, 2014 and 2013 of any person who served as Scivanta’s President and Chief Executive Officer during the fiscal year ended October 31, 2014 and each other executive officer of Scivanta. For purposes of this annual report on Form 10-K, Mr. LaVance and Mr. Gifford are each considered a “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David R. LaVance, President and Chief Executive	2014	$--	$--	$--	$--	$--	$--	$--	$--
Officer	2013	$--	$--	$--	$--	$--	$--	$--	$--

Thomas S. Gifford, Executive Vice President, Chief Financial Officer	2014	$--	$--	$--	$--	$--	$--	$--	$--
and Secretary	2013	$--	$--	$--	$--	$--	$--	$--	$--

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at October 31, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards							Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir-ation Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance	2/5/07	50,000(1)	--	--	$2.00	2/5/17	--	$--	--	$--
President and Chief	1/1/08	10,000(2)	--	--	$1.40	1/1/18	--	$--	--	$--
Executive Officer	1/21/09	25,000(3)	--	--	$1.40	1/21/19	--	$--	--	$--

Thomas S. Gifford	2/5/07	50,000(1)	--	--	$2.00	2/5/17
Executive Vice President,	1/1/08	10,000(2)	--	--	$1.40	1/1/18	--	$--	--	$--
Chief Financial Officer and Secretary	1/21/09	25,000(3)	--	--	$1.40	1/21/19	--	$--	--	$--

(1)	On February 5, 2007, Scivanta granted a non-qualified stock option to purchase 50,000 shares of its common stock pursuant to the 2002 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(2)	On January 1, 2008, Scivanta granted a non-qualified stock option to purchase 10,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(3)	On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 25,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

Director Compensation

The following table sets forth information concerning the compensation of the board of directors who are not Named Executive Officers for the fiscal year ended October 31, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Lawrence M. Levy	$--	$--	$--	$--	$--	$--	$--

Anthony Giordano, III	$--	$--	$--	$--	$--	$--	$--

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of February 12, 2015, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Scivanta’s common stock, which is the only class of Scivanta capital stock with shares issued and outstanding, by (1) each director and nominee for director of Scivanta, (2) each of the Named Executive Officers, (3) each person or group of persons known by Scivanta to be the beneficial owner of greater than 5% of Scivanta’s outstanding common stock, and (4) all directors and executive officers of Scivanta as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Scivanta common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)(4)	1,104,749	17.14%
Thomas S. Gifford (3)(5)(6)	1,166,936	18.11%
Lawrence M. Levy (3)	17,647	*
Anthony Giordano, III (3)	17,647	*
Zanett Opportunity Fund, Ltd. (7)(8)	1,021,043	14.71%
Zachary E. McAdoo (9)(10)	1,475,588	21.25%
CMD Investment Group, LLC (11)	721,705	11.35%
RL & KC, LLC (12)(13)	923,077	12.68%
James C. Czir Trust (14)(15)	461,538	6.77%
Chris Hynes (16)(17)	692,308	9.82%
All directors and executive officers as a group (4)(6)	2,306,979	35.33%

* Represents less than 1% of the issued and outstanding shares of Scivanta’s common stock.

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Scivanta’s common stock if he, she or it has voting or investment power with respect to such shares. This includes shares (a) subject to options and warrants exercisable within sixty days of February 12, 2015, and (b) (1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as Scivanta’s President and Chief Executive Officer.

(3)	Such person serves as a director of Scivanta and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)	Includes 85,000 shares of common stock currently available for purchase under the options granted to Mr. LaVance on February 5, 2007, January 1, 2008 and January 21, 2009.

(5)	Such person serves as Scivanta’s Executive Vice President, Chief Financial Officer and Secretary.

(6)	Includes 85,000 shares of common stock currently available for purchase under the options granted to Mr. Gifford on February 5, 2007, January 1, 2008 and January 21, 2009. Also includes 31,094 shares of common stock held by the LaVance Trust for Children. Mr. Gifford is the trustee for the LaVance Trust for Children, a trust established for the benefit of Mr. LaVance’s adult children. Mr. Gifford disclaims beneficial ownership of the 31,094 shares of common stock held in trust.

(7)	Zanett Opportunity Fund, Ltd. (“Zanett”) maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(8)	Includes 333,333 shares of common stock available upon the conversion, at the current conversion price $0.30 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 250,000 shares of common stock available upon the conversion, at the current conversion price $0.40 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012.

(9)	Mr. McAdoo maintains a mailing address of 135 East 57th Street, 4th Floor, New York, New York 10022.

(10)	Includes 333,333 shares of common stock available upon the conversion, at the current conversion price $0.30 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 250,000 shares of common stock available upon the conversion, at the current conversion price $0.40 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012. Also includes 437,710 shares of common stock held by Zanett. Mr. McAdoo is the President of McAdoo Capital, Inc., the investment manager to Zanett. Mr. McAdoo disclaims beneficial ownership of the 437,710 shares of common stock held by Zanett and the shares available to Zanett upon conversion of the convertible debentures.

(11)	CMD Investment Group maintains a mailing address at 12 Perrine Circle, Perrineville, New Jersey 08535.

(12)	RL & KC, LLC maintains a mailing address at 1012 Nutwood Avenue, Fullerton, California 92831.

(13)	Includes 769,231 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to RL & KC, LLC on December 12, 2013. Also includes 153,846 shares of common stock currently available for purchase under a warrant issued to RL & KC, LLC on December 12, 2013.

(14)	James C. Czir Trust maintains a mailing address at 425 Janish Drive, Sandpoint, Idaho 83864.

(15)	Includes 384,615 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to James C. Czir Trust on December 12, 2013. Also includes 76,923 shares of common stock currently available for purchase under a warrant issued to James C. Czir Trust on December 12, 2013.

(16)	Chris Hynes maintains a mailing address at P.O. Box 1937, Edwards, Colorado 81632.

(17)	Includes 576,923 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to Chris Hynes on April 1, 2014. Also includes 115,385 shares of common stock currently available for purchase under a warrant issued to Chris Hynes on April 1, 2014.

Stock Option Plans

Scivanta currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of October 31, 2014, options to purchase 123,500 shares of Scivanta’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved Scivanta’s 2007 Equity Incentive Plan. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 300,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, Scivanta’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares of common stock. As of October 31, 2014, options to purchase 83,332 shares of Scivanta’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of Scivanta’s common stock could be awarded under the 2007 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2014 on the number of shares of Scivanta’s common stock to be issued upon the exercise of outstanding options under the Equity Incentive Plans and upon the exercise of outstanding warrants issued by Scivanta as compensation outside of the Equity Incentive Plans and the number of shares of Scivanta’s common stock remaining available for future issuance under the Equity Incentive Plans.

EQUITY COMPENSATION PLAN TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	206,832	$1.67	731,076
Equity compensation arrangements not approved by security holders (2)	250,000	$0.13	--
Total	456,832	$0.83	731,076

(1)	Scivanta currently has two equity compensation plans, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. Both of these plans are described herein and each has been approved by Scivanta’s stockholders. As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.
(2)	Represents warrants to purchase common stock which were issued and outstanding as of October 31, 2014. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

On January 8, 2014, Scivanta issued a warrant to purchase 250,000 shares of the Company’s common stock in connection with a consulting agreement with a third party for corporate finance consulting services. The warrant has a five year term, is exercisable at $0.13 per share and vested upon issuance. As of October 31, 2014, all 250,000 shares underlying the warrant were available for purchase.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

David R. LaVance, Scivanta’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, Scivanta’s Executive Vice President, Chief Financial Officer and Secretary, are principals of Century Capital, a consulting firm. Effective February 1, 2007, Scivanta and Century Capital entered into a Sublease Agreement pursuant to which Scivanta rents office space approximating 2,000 square feet inside Century Capital’s existing offices. In addition, Scivanta rents office furniture and other equipment from Century Capital. This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000. Scivanta is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the fiscal year ended October 31, 2014, Scivanta was billed $68,488 pursuant to the terms of the Sublease Agreement. As of October 31, 2014, Scivanta owed Century Capital $45,000 for rent, $17,422 for expenses due under the Sublease Agreement and $149,475 for other expenses, which amounts are included in accounts payable – related party. Subsequent to October 31, 2014, $6,585 of the amount due to Century Capital was paid.

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

Item 14. Principal Accountant Fees and Services

Audit Fees. Scivanta was billed $29,000 by WeiserMazars LLP for audit fees relating to Scivanta’s fiscal year ended October 31, 2014 and was billed $22,000 for audit fees relating to Scivanta’s fiscal year ended October 31, 2013. Audit fees incurred in each of the fiscal years ended October 31, 2014 and 2013 consisted of fees for the audit of Scivanta’s annual financial statements and review of quarterly financial statements.

Audit Related Fees. Scivanta did not incur any fees associated with audit related services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2014 and 2013. Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees. Scivanta did not incur any fees associated with tax services relating to the fiscal years ended October 31, 2014 and 2013.

All Other Fees. Scivanta did not incur any fees associated with non-audit services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2014 and 2013.

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

DATE:	SCIVANTA MEDICAL CORPORATION

February 13, 2015	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors,
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of	February 13, 2015
David R. LaVance	Directors, President and
Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President,	February 13, 2015
Thomas S. Gifford	Chief Financial Officer,
Secretary and Director

/s/ Lawrence M. Levy	Director	February 13, 2015
Lawrence M. Levy

/s/ Anthony Giordano, III	Director	February 13, 2015
Anthony Giordano, III

Scivanta Medical Corporation

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”) as of October 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended October 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WeiserMazars LLP

Edison, New Jersey

February 13, 2015

Scivanta Medical Corporation

Balance Sheets

	October 31, 2014	October 31, 2013
Assets
Current assets:
Cash	$26,114	$19,908
Prepaid expenses	6,673	12,018

Total current assets	$32,787	$31,926

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$101,055	$215,584
Accounts payable - related party	211,898	96,659
Accrued expenses	62,144	41,388
Notes payable	--	4,615
Convertible debentures	617,262	300,000

Total current liabilities	992,359	658,246

Convertible debentures	--	100,000
Notes payable	105,000	105,000

Total liabilities	1,097,359	863,246

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 shares authorized; 6,359,055 and 5,429,384 shares issued and outstanding, respectively	6,359	5,429
Additional paid-in capital	23,070,589	22,880,390
Accumulated deficit	(24,141,520)	(23,717,139)

Total stockholders' deficiency	(1,064,572)	(831,320)

Total liabilities and stockholders' deficiency	$32,787	$31,926

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Operations

	Years Ended October 31,
	2014	2013

Revenue	$--	$--

Operating expenses:
Research and development	--	3,115
General and administrative	426,168	322,725
Gain on settlement of accounts payable	(80,656)	(68,050)
Loss from operations	(345,512)	(257,790)

Interest expense	(78,869)	(32,709)

Net loss	$(424,381)	$(290,499)

Net loss per common share, basic and diluted	$(0.07)	$(0.06)

Weighted average number of common shares outstanding, basic and diluted	6,148,090	4,730,139

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Stockholders’ Deficiency

For the Years Ended October 31, 2014 and 2013

	Common Stock		Additional		Total
	Number	$0.001	Paid-in	Accumulated	Stockholders'
	of Shares	Par Value	Capital	Deficit	Deficiency
Balance at October 31, 2012	3,111,691	$3,112	$22,371,230	$(23,426,640)	$(1,052,298)
Shares issued as payment of accrued compensation	588,236	588	225,039		225,627
Shares issued as payment of accounts payable – related party	279,412	279	94,721		95,000
Shares issued as payment of accrued director fees	50,000	50	16,950		17,000
Shares issued as payment of interest due on February 1, 2007 convertible debentures	177,454	177	31,823		32,000
Shares issued as payment of interest due on May 20, 2011 convertible debenture	16,000	16	7,984		8,000
Shares issued for cash, net of offering costs	1,136,364	1,137	115,454		116,591
Shares issued as payment of offering costs	36,477	36	12,498		12,534
Shares issued as payment of consulting fees	33,750	34	4,691		4,725
Net loss				(290,499)	(290,499)
Balance at October 31, 2013	5,429,384	$5,429	$22,880,390	$(23,717,139)	$(831,320)
Shares issued as payment of accounts payable	230,769	231	29,769		30,000
Shares issued as payment of accounts payable – related party	461,538	462	59,538		60,000
Shares issued as payment of interest due on February 1, 2007 convertible debentures	123,078	123	15,877		16,000
Shares issued as payment of interest due on May 20, 2011 convertible debenture	57,143	57	7,943		8,000
Shares issued as payment of interest due on August 15, 2012 convertible debenture	57,143	57	7,943		8,000
Discount on convertible debentures issued on December 12, 2013 and April 1, 2014			36,796		36,796
Stock based compensation			32,333		32,333
Net loss				(424,381)	(424,381)
Balance at October 31, 2014	6,359,055	$6,359	$23,070,589	$(24,141,520)	$(1,064,572)

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

	Years Ended October 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(424,381)	$(290,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	32,333	4,725
Gain on settlement of accounts payable	(80,656)	(68,050)
Accretion of interest on convertible debentures	29,058	--
Changes in operating assets and liabilities:
Prepaid expenses	5,345	17,745
Accounts payable	(3,873)	77,789
Accounts payable - related party	175,239	109,008
Accrued expenses	52,756	470
Net cash used in operating activities	(214,179)	(148,812)
Cash flows from financing activities:
Repayment of notes payable	(4,615)	(15,605)
Proceeds from issuance of convertible debenture	225,000	--
Proceeds from sale of common stock, net of offering costs	--	120,000
Net cash provided by financing activities	220,385	104,395
Increase (decrease) in cash	6,206	(44,417)
Cash - beginning of year	19,908	64,325
Cash – end of year	$26,114	$19,908
Supplemental disclosure of cash flow information:
Cash paid for interest	$54	$739
Cash paid for income taxes	$500	$500
Noncash financing activities:
Issuance of 461,538 and 279,412 shares of common stock, respectively, as payment of accounts payable – related party	$60,000	$95,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$30,000	$--
Issuance of 237,364 and 193,454 shares of common stock, respectively, as payment of interest due on convertible debentures	$32,000	$40,000
Discount recorded in connection with issuance of convertible debentures	$36,796	$--
Issuance of 50,000 shares of common stock as settlement of accounts payable for director fees	$--	$17,000
Issuance of 588,236 shares of common stock as settlement of accrued compensation and other related costs	$--	225,627
Issuance of 36,477 shares of common stock as payment of offering costs related to private placements	$--	$12,534
Issuance of notes payable as payment for insurance premiums	$--	$20,220

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Financial Statements

1.	Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”), originally incorporated in New Jersey on November 29, 1982, is currently a Nevada corporation headquartered in Spring Lake, New Jersey. The Company ceased selling all products during the fiscal year ended October 31, 2004.

On November 10, 2006, the Company licensed the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The Company has ceased all development activity related to the SCMS and does not intend to resume development of the SCMS. The Company expects to return all of the technology related to the SCMS to the licensor and is currently attempting to negotiate an agreement with the licensor related to the return of the SCMS technology.

The Company’s strategy for business development is focused on the acquisition, through licensing or purchasing, of medical devices, pharmaceuticals and other proprietary technologies, patented products or services. Any such acquisitions will be contingent upon the Company’s ability to secure the financing required to fund such acquisitions.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $959,572 and an accumulated deficit of $24,141,520 as of October 31, 2014. The Company has not made $350,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company continues to seek equity and/or debt investors and from time to time engages placement agents to assist the Company in this initiative. Effective November 1, 2011, each of the Company’s officers agreed to waive the annual base salary due to them and each of the Company’s directors agreed to waive the annual retainer and meeting fees due to them until the Company is able to raise sufficient capital that would provide the Company with the ability to pay cash compensation to its officers and directors. The Company has also paid certain obligations with shares of its common stock and has deferred certain other vendor payments until the Company secures sufficient additional debt or equity financing.

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

During the fiscal years ended October 31, 2014 and 2013, the Company recorded non-employee stock-based compensation expense of $32,333 and $4,725, respectively, which amounts were included in general and administrative expenses.

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

For the fiscal year ended October 31, 2014, diluted net loss per share did not include the effect of 206,832 shares of common stock issuable upon the exercise of outstanding options, 596,154 shares of common stock issuable upon the exercise of outstanding warrants and 2,397,436 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, manufacture and distribute the SCMS. The term of the License Agreement ends on the later of (a) the expiration date of the last to expire patent right related to the SCMS, which is currently May 1, 2027, or (b) 17 years from the sale of the first licensed product on a country by country basis.

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

In addition, upon the occurrence of certain events, the Company agreed to issue shares of its common stock to the Licensor. On the date the Company files for approval to market and sell a product utilizing the licensed technology, the Company will issue shares of its common stock to the Licensor with a value of $130,000. On the date the Company receives approval to market and sell a product utilizing the licensed technology, the Company will issue shares of its common stock to the Licensor with a value of $160,000. The number of shares of the Company’s common stock to be issued to the Licensor will be calculated based on the market price of the Company’s common stock, as defined in the License Agreement, on the date that each of the respective above noted events occur.

The Company is required to pay the Licensor a royalty of 5% of annual net sales, as defined in the License Agreement, subject to certain reductions as detailed in the License Agreement. Beginning with the first full year of sales of the SCMS in the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales in the United States will be credited. Further, beginning with the first full year of sales of the SCMS outside the United States and for two years thereafter, Scivanta is required to pay an annual minimum royalty of $100,000 to the Licensor against which any royalty on net sales paid in the same calendar year for sales outside the United States will be credited. The Company is also required to pay the Licensor 25% of all sublicensing revenue, as defined in the License Agreement, received by the Company in connection with the Company’s sublicense of the rights granted to the Company under the License Agreement.

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

The Company has not met certain development timeframes and as a result, could be issued a notice of default of the License Agreement by the Licensor. The Company expects to return all of the technology related to the SCMS to the Licensor and is currently attempting to negotiate an agreement with the Licensor related to the return of the SCMS technology.

5.	Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	October 31, 2014		October 31, 2013
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(144,290)	34%	$(98,770)	34%
Effect of state taxes, net of federal benefit	(25,463)	6	(17,430)	6
Change in valuation allowance	81,817	(19)	115,939	(40)
Stock based compensation	84,313	(20)	--	--
Other	3,623	(1)	261	--
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of October 31, 2014 and 2013 are shown below. In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. As of October 31, 2014 and 2013, a valuation allowance was recorded to fully offset the net deferred tax assets, as it was determined by management that the realization of the net deferred tax assets were not likely to occur in the foreseeable future. The valuation allowance increased $81,817 during the fiscal year ended October 31, 2014, attributable primarily to the Company’s continuing operating losses for the fiscal year ended October 31, 2014 and the Company’s belief that its remaining net operating losses would not be realized. Additionally, certain options and warrants that expired prior to the fiscal year ended October 31, 2013 will not generate any future tax benefit and accordingly, their deferred tax asset value was reduced to zero during the fiscal year ended October 31, 2014.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2014	2013

Net operating loss	$6,023,403	$5,854,514
Accrued compensation	173,318	173,318
Depreciation and amortization	6,090	6,668
License costs	123,839	139,061
Stock based compensation	130,841	202,113
Total gross deferred tax assets	6,457,491	6,375,674
Valuation allowance	(6,457,491)	(6,375,674)
Net deferred tax assets	$--	$--

As of October 31, 2014, the Company had federal and state operating losses of approximately $16,991,000 and $3,564,000, respectively. The federal operating losses expire in the years 2022 through 2034 and the state operating losses expire in the years 2015 through 2034.

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

The Company’s fiscal 2011, 2012 and 2013 federal and state income tax returns are open for examination by the applicable governmental authorities.

6.	Related Party Transactions

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

During the fiscal year ended October 31, 2014, the Company was billed $68,488 pursuant to the terms of the Sublease Agreement. As of October 31, 2014, the Company owed Century Capital $45,000 for rent due under the Sublease Agreement, $17,422 for expenses due under the Sublease Agreement and $149,476 for other expenses, which amounts are included in accounts payable – related party. Subsequent to October 31, 2014, $6,585 of the amount due to Century Capital was paid by the Company.

During the fiscal year ended October 31, 2013, the Company was billed $79,724 pursuant to the terms of the Sublease Agreement.

7.	Stockholders’ Equity

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

On January 23, 2013, the Company issued 279,412 shares of its common stock to Century Capital as settlement of $95,000 of office rent owed by Scivanta through January 31, 2013.

On March 22, 2013, the Company issued 36,477 shares of its common stock to a third party service provider as payment of $12,534 of offering costs related to certain private placements of the Company’s securities.

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

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 23, 2013, the Company issued an aggregate of 32,000 shares of its common stock to the holders of the February 2007 Debentures, as hereinafter defined, in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012 (see Note 8).

On January 23, 2013, the Company issued 16,000 shares of its common stock to the holder of the May 2011 Debenture, as hereinafter defined, in satisfaction of $8,000 of interest due for the period May 20, 2011 through May 19, 2012 (see Note 8).

On April 16, 2013, the Company issued an aggregate of 145,454 shares of its common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2012 through January 31, 2013 (see Note 8).

On January 8, 2014, the Company issued 57,143 shares of its common stock to the holder of the May 2011 Debenture in satisfaction of $8,000 of interest due for the period May 20, 2012 through May 19, 2013 (see Note 8).

On January 8, 2014, the Company issued 57,143 shares of its common stock to the August 2012 Debenture holder in satisfaction of $8,000 of interest due for the period August 15, 2012 through August 15, 2013 (see Note 8).

On April 30, 2014, the Company issued an aggregate of 123,078 shares of its common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2013 through January 31, 2014 (see Note 8).

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

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000 shares. As of October 31, 2014, options to purchase 123,500 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company. The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of October 31, 2014, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the fiscal years ended October 31, 2014 and 2013 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2012	249,532	$1.57	$700
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(8,100)	$1.40
Outstanding at October 31, 2013	241,432	$1.57	$--
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(34,600)	$0.99
Outstanding at October 31, 2014	206,832	$1.67	$--
Exercisable at October 31, 2014	206,832	$1.67	$--
Exercisable at October 31, 2013	241,432	$1.57	$700

No stock options were granted during the fiscal years ended October 31, 2014 or 2013.

Information with respect to outstanding options and options exercisable as of October 31, 2014 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.20	3,500	$0.20	0.2	3,500	$0.20	0.2
$0.80	10,000	$0.80	1.2	10,000	$0.80	1.2
$1.40	83,332	$1.40	3.9	83,332	$1.40	3.9
$2.00	110,000	$2.00	2.3	110,000	$2.00	2.3
	206,832	$1.67	2.8	206,832	$1.67	2.8

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

A summary of warrant transactions during the fiscal years ended October 31, 2014 and 2013 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2012	93,000	$1.19	$--
Issued during the period	--	--
Exercised during the period	--	--
Terminated during the period	(73,000)	$1.41
Outstanding at October 31, 2013	20,000	$0.40	$--
Issued during the period	596,154	$0.13
Exercised during the period	--	--
Terminated during the period	(20,000)	$0.40
Outstanding at October 31, 2014	596,154	$0.13	$--
Exercisable at October 31, 2014	250,000	$0.13	$--
Exercisable at October 31, 2013	20,000	$0.40	$--

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the market value of the Company's common stock on the date of issuance. Warrants issued may vest over a period of up to five years and have a maximum term of ten years from the date of issuance.

As of October 31, 2014, the weighted average remaining contractual life for warrants outstanding was 3.0 years and for warrants exercisable was 4.2 years.

8.	Convertible Debentures

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

The February 2007 Debentures bear interest at a rate of 8% per annum. Interest is payable in annual installments on February 1 of each year, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the February 2007 Debentures.

Up to 50% of the aggregate principal amount of the February 2007 Debentures is convertible into shares of the Company’s common stock at the option of the holders at a conversion price of $2.00 per share. The remaining 50% of the aggregate principal amount of the February 2007 Debentures is convertible at the option of the holders at a conversion price of $3.00 per share. The fair value of the Company’s common stock on February 1, 2007 was $2.00 per share. An aggregate amount of 83,334 shares of common stock can be issued upon the full conversion of the outstanding principal of the February 2007 Debentures. The February 2007 Debentures also contain demand registration rights upon the request of the holders of more than 50% of the aggregate principal amount of the then outstanding February 2007 Debentures or the securities issuable upon the conversion of the February 2007 Debentures. The Company has determined that the value attributable to the demand registration rights is de minimis.

On January 23, 2013, the Company issued an aggregate of 32,000 shares of its common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2011 through January 31, 2012. The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.50 per share) as defined in the February 2007 Debentures (see Note 7).

On April 16, 2013, the Company issued an aggregate of 145,454 shares of its common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2012 through January 31, 2013. The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.11 per share) as defined in the February 2007 Debentures (see Note 7).

On April 30, 2014, the Company issued an aggregate of 123,078 shares of its common stock to the holders of the February 2007 Debentures in satisfaction of $16,000 of interest due for the period February 1, 2013 through January 31, 2014. The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock ($0.13 per share) as defined in the February 2007 Debentures (see Note 7).

For the fiscal years ended October 31, 2014 and 2013, the Company recorded a total of $16,000 and $15,900, respectively, of interest expense related to the February 2007 Debentures. As of October 31, 2014, $11,968 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense. As of October 31, 2014 and 2013, the Company classified the $200,000 outstanding principal of the February 2007 Debentures as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”). The May 2011 Debenture bears interest at a rate of 8% per annum and originally had a three year term maturing on May 20, 2014. Effective May 20, 2014, the holder agreed to a new maturity date of May 20, 2015. Interest is payable in annual installments, on May 20 of each year, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the May 2011 Debenture.

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

For each of the fiscal years ended October 31, 2014 and 2013, the Company recorded a total of $8,002 of interest expense related to the May 2011 Debenture. As of October 31, 2014, $11,622 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expense. As of October 31, 2014 and 2013, the Company classified the $100,000 outstanding principal of the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”). The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum. Interest is payable in annual installments on August 15 of each year, in cash or, at the option of the Company, in shares of the Company’s common stock. If the Company elects to pay the interest in shares of the Company’s common stock, the number of shares issued as payment will be equal to the quotient of the unpaid interest divided by the market price of the Company’s common stock as defined in the August 2012 Debenture.

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

For the fiscal years ended October 31, 2014 and 2013, the Company recorded a total of $8,002 and $8,068, respectively of interest expense related to the August 2012 Debenture. As of October 31, 2014, $9,802 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expense.

As of October 31, 2014, the Company classified the $100,000 outstanding principal on the August 2012 Debenture as a component of current convertible debentures and as of October 31, 2013, the Company recorded the $100,000 of outstanding principal on the August 2012 Debenture as a component of non-current convertible debentures.

December 2013 and April 2014 Convertible Debentures and Warrants

On December 12, 2013, the Company issued 10% convertible debentures to two individual investors (the “December 2013 Debentures”) and on April 1, 2014, the Company issued a 10% convertible debenture to one individual investor (the “April 2014 Debenture” and together with the December 2013 Debentures, the “Debentures”). In connection with the issuance of the Debentures, the Company issued warrants (the “Debenture Warrants”) to purchase shares of the Company’s common stock equal to 20% of the aggregate principal amount of the Debentures. The gross proceeds received in connection with this private placement were $225,000. The Debentures have a one year term with principal and interest on the December 2013 Debentures due December 12, 2014 and principal and interest on the April 2014 Debenture due April 1, 2015. The Debentures bear interest at a rate of 10% per annum. The Company has not made payment on outstanding principal of the December 2013 Debentures that was due on December 12, 2014 and, as a result, such obligations can be placed in default by the holders.

The entire principal and accrued interest amount of the Debentures is convertible into shares of the Company’s common stock at the option of the holder: (a) upon the Company issuing equity securities and/or debt in a transaction or a series of transactions resulting in aggregate gross proceeds to the Company of at least $3,000,000 (a “Qualified Financing”); (b) at the maturity date of the Debentures; or (c) upon a change in control of the Company, as defined in the Debentures. Upon the occurrence of a Qualified Financing, the Debentures are convertible into shares of the Company’s common stock at a conversion price equal to: (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.13, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing. On the maturity date or upon a change in control of the Company, the Debentures are convertible into shares of the Company’s common stock at $0.13 per share. The quoted market price of the Company’s common stock on both December 12, 2013 and April 1, 2014 was $0.13 per share. An aggregate of 1,730,769 shares of the Company’s common stock can be issued pursuant to the Debentures at the current conversion price of $0.13 per share.

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

For the fiscal year ended October 31, 2014, the Company recorded a total of $46,811 ($29,058 accreted) of interest expense related to the Debentures. As of October 31, 2014, $17,753 of interest due on the Debentures was accrued and is included as a component of accrued expenses. As of October 31, 2014, the unamortized discount on the Debentures was $7,738 and the net carrying value of the Debentures was $217,262, which was recorded as a component of current convertible debentures.

9.	Notes Payable

Note Payable – Hickey

Pursuant to the License Agreement, as amended (see Note 4), a cash payment of $105,000 is payable to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology. As of October 31, 2014 and 2013, the Company classified the $105,000 due to Hickey as a component of non-current notes payable.

Notes Payable – Insurance

On March 20, 2013, the Company entered into a finance agreement with IPFS Corporation (“IPFS”). Pursuant to the terms of this finance agreement, IPFS loaned the Company the principal amount of $20,220, which amount would accrue interest at a rate of 9.3% per annum, in order to partially fund the payment of the premium of the Company’s director and officer liability insurance. The finance agreement required the Company to make nine monthly payments of $2,335, including interest, commencing April 13, 2013. For the fiscal years ended October 31, 2014 and 2013, the Company recorded a total of $54 and $739, respectively, of interest expense related to this finance agreement. As of October 31, 2014, this obligation was paid in full. As of October 31, 2013, the outstanding principal balance related to this finance agreement was $4,615, which was classified as a component of current notes payable.

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

On January 23, 2013, the Company issued 588,236 shares of common stock (294,118 shares of common stock to each of Mr. LaVance and Mr. Gifford) as full payment of the $200,000 of accrued compensation due under the Employment Agreements (see Note 7).

11.	Subsequent Events

On February 12, 2015, the Company issued a 10% convertible debenture to an individual investor (the “February 2015 Debenture”). In connection with the issuance of the February 2015 Debenture, the Company issued a warrant (the “February 2015 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the February 2015 Debenture. The gross proceeds received in connection with this private placement were $50,000. The February 2015 Debenture has a one year term with principal and interest due February 12, 2016. The February 2015 Debenture bears interest at a rate of 10% per annum.

The entire principal and accrued interest amount of the February 2015 Debenture is convertible into shares of the Company’s common stock: (a) upon the Company issuing equity securities and/or debt in a Qualified Financing; (b) at the option of the holder, at the maturity date of the February 2015 Debenture; or (c) at the option of the holder, upon a change in control of the Company, as defined in the February 2015 Debenture. Upon the occurrence of a Qualified Financing, the February 2015 Debenture is convertible into shares of the Company’s common stock at a conversion price equal to: (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.13, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing. On the maturity date or upon a change in control of the Company, the February 2015 Debenture is convertible into shares of the Company’s common stock at $0.13 per share. The quoted market price of the Company’s common stock on February 12, 2015 was $0.10 per share. An aggregate of 384,615 shares of the Company’s common stock can be issued pursuant to the February 2015 Debenture at the current conversion price of $0.13 per share. The Company will use the proceeds received in this private placement for working capital purposes.

The February 2015 Debenture Warrant has a three year term and provides the holder the right to purchase shares of the Company’s common stock equal to 20% of the principal amount of the related February 2015 Debenture divided by: (a) 80% of the per share price paid by the purchasers of the Company’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in a Qualified Financing, if no shares of the Company’s common stock is issued in the Qualified Financing; or (c) $0.13, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock is issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the February 2015 Debenture Warrant issuance date. An aggregate of 76,923 shares of the Company’s common stock can be issued under the February 2015 Debenture Warrant at the current exercise price of $0.13 per share. All of the shares of the Company’s common stock underlying the February 2015 Debenture Warrant vest on the earlier of (a) one year from the February 2015 Debenture Warrant issuance date, or (b) the consummation of a Qualified Financing. The exercise price of the February 2015 Debenture Warrant will be subject to adjustment for stock dividends, stock splits, or similar events.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1	Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2	Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5	8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6	8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

4.7	Form of 10% Convertible Debenture issued to: RL & KC, LLC on December 12, 2013 for $100,000, James C. Czirr Trust U/A/D February 20, 2004 on December 12, 2013 for $50,000, Chris Hynes on April 1, 2014 for $75,000 and to Turn Two Investments LLC on February 12, 2015 for $50,000 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013).

E-1

Exhibit Number	Description of Exhibit

10.1	The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2	Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.3	Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.3.1	First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

10.4*	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5*	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.7*	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.8*	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

E-2

Exhibit Number	Description of Exhibit

10.9*	Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10*	Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11*	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.12*	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13*	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14*	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15*	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16*	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

E-3

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101**	The following materials from the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

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