Form 10-Q
period 2015-01-31
SCIVANTA MEDICAL CORP
filed 2015-03-06
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

As of March 4, 2015, there were 6,359,055 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The balance sheet as of January 31, 2015 and the related statements of operations for the three months ended January 31, 2015 and 2014 and cash flows for the three months ended January 31, 2015 and 2014 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2014.

The results of operations for the three months ended January 31, 2015 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation

Balance Sheets

(Unaudited)

	January 31, 2015	October 31, 2014

Assets

Current assets:
Cash	$10,555	$26,114
Prepaid expenses	6,017	6,673

Total current assets	$16,572	$32,787

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accounts payable	$101,818	$101,055
Accounts payable - related party	242,722	211,898
Accrued expenses	82,382	62,144
Convertible debentures	623,030	617,262

Total current liabilities	1,049,952	992,359

Note payable	105,000	105,000

Total liabilities	1,154,952	1,097,359

Commitments

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 shares authorized; 6,359,055 shares issued and outstanding	6,359	6,359
Additional paid-in capital	23,070,589	23,070,589
Accumulated deficit	(24,215,328)	(24,141,520)

Total stockholders' deficiency	(1,138,380)	(1,064,572)

Total liabilities and stockholders' deficiency	$16,572	$32,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2015	2014

Revenue	$--	$--

Operating expenses:
General and administrative	54,302	129,113
Gain on settlement of accounts payable	--	(80,656)

Loss from operations	(54,302)	(48,457)

Interest expense	(19,506)	(13,763)

Net loss	$(73,808)	$(62,220)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	6,359,055	5,639,800

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(73,808)	$(62,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	--	32,333
Gain on settlement of accounts payable	--	(80,656)
Accretion of interest on convertible debentures	5,768	3,506
Changes in operating assets and liabilities:
Prepaid expenses	656	7,012
Accounts payable	763	(32,971)
Accounts payable - related party	30,824	29,342
Accrued expenses	20,238	8,203

Net cash used in operating activities	(15,559)	(95,451)

Cash flows from financing activities:
Repayment of notes payable	--	(4,615)
Proceeds from issuance of convertible debentures	--	150,000
Net cash provided by financing activities	--	145,385

(Decrease) increase in cash	(15,559)	49,934
Cash - beginning of period	26,114	19,908
Cash – end of period	$10,555	$69,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$54
Cash paid for income taxes	$500	$500

Noncash financing activities:
Issuance of 461,538 shares of common stock as payment of accounts payable – related party	$--	$60,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$--	$30,000
Issuance of 114,286 shares of common stock as payment of interest due on convertible debentures	$--	$16,000
Discount recorded in connection with issuance of convertible debentures	$--	$24,612

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $1,033,380 and an accumulated deficit of $24,215,328 as of January 31, 2015. The Company has not made $350,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has ceased all development activity related to the Scivanta Cardiac Monitoring System (the “SCMS”) (see Note 2) and does not intend to resume development of the SCMS. The Company expects to return all of the technology related to the SCMS to the licensor and is currently attempting to negotiate an agreement with the licensor related to the return of the SCMS technology.

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

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the SCMS. A cash payment of $105,000 is payable by the Company to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology (see Note 4).

In addition, the Company is required to issue shares of its common stock to the Licensor upon the occurrence of certain events as follows: (a) $130,000 of common stock on the date the Company files for approval to market and sell a product utilizing the licensed technology; and (b) $160,000 of common stock on the date the Company receives approval to market and sell a product utilizing the licensed technology. The number of shares of the Company’s common stock to be issued to the Licensor will be calculated based on the market price of the Company’s common stock, as defined in the License Agreement, on the date that each of the respective above noted events occur.

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

The License Agreement requires the Company to use commercially reasonable efforts to develop and market the SCMS within certain timeframes, subject to specified exceptions. The Company has not met certain development timeframes and as a result, could be issued a notice of default of the License Agreement by the Licensor. The Company has ceased all development activity related to the SCMS and does not intend to resume development of the SCMS. The Company expects to return all of the technology related to the SCMS to the Licensor and is currently attempting to negotiate an agreement with the Licensor related to the return of the SCMS technology.

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

During the three months ended January 31, 2015, the Company was billed $17,620 pursuant to the terms of the Sublease Agreement. As of January 31, 2015, the Company owed Century Capital $60,000 for rent due under the Sublease Agreement, $18,929 for expenses due under the Sublease Agreement and $163,793 for other expenses, which amounts are included in accounts payable – related party. During the three months ended January 31, 2014, the Company was billed $18,160 pursuant to the terms of the Sublease Agreement.

4.	Note Payable

Pursuant to the License Agreement (see Note 2), a cash payment of $105,000 is payable to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology. As of January 31, 2015 and October 31, 2014, the Company classified the $105,000 due to Hickey as a component of non-current note payable.

5.	Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company issued 8% convertible debentures, dated February 1, 2007, in an aggregate principal amount of $250,000 to individual investors (the “February 2007 Debentures”). The February 2007 Debentures bears interest at a rate of 8% per annum and originally had a three year term, maturing on January 31, 2010, which was initially extended to January 31, 2012. On January 11, 2012, the Company issued 50,000 shares of common stock as full payment of $50,000 of outstanding principal on certain February 2007 Debentures.

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

For the three months ended January 31, 2015 and 2014, the Company recorded a total of $4,033 and $4,032, respectively, of interest expense related to the February 2007 Debentures. As of January 31, 2015, $16,001 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense. As of January 31, 2015 and October 31, 2014, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”). The May 2011 Debenture bears interest at a rate of 8% per annum and originally had a three year term maturing on May 20, 2014. Effective May 20, 2014, the holder agreed to a new maturity date of May 20, 2015.

For each of the three months ended January 31, 2015 and 2014, the Company recorded a total of $2,017 of interest expense related to the May 2011 Debenture. As of January 31, 2015, $13,639 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses. As of January 31, 2015 and October 31, 2014, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”). The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum.

For each of the three months ended January 31, 2015 and 2014, the Company recorded a total of $2,017 of interest expense related to the August 2012 Debenture. As of January 31, 2015, $11,819 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses. As of January 31, 2015 and October 31, 2014, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of current convertible debentures.

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

The Company separately accounted for the liability and equity components of the Debentures based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $36,796 for the Debentures to account for the relative fair value attributable to the Debenture Warrants. The $36,796 debt discount is being accreted as interest expense using the effective interest method over the respective one-year terms of the Debentures.

For the three months ended January 31, 2015, the Company recorded a total of $11,439 ($5,768 accreted) of interest expense related to the Debentures. As of January 31, 2015, $23,424 of interest due on the Debentures was accrued and is included as a component of accrued expenses. As of January 31, 2015, the unamortized discount on the Debentures was $1,970 and the net carrying value of the Debentures was $223,030, which was recorded as a component of current convertible debentures. For the three months ended January 31, 2014, the Company recorded a total of $5,643 ($3,506 accreted) of interest expense related to the December 2013 Debentures.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”). All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant. There was no employee stock-based compensation expense recorded for each of the three months ended January 31, 2015 and 2014.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.” For the three months ended January 31, 2015 and 2014, the Company recorded non-employee stock-based compensation expense of $0 and $32,333, respectively, which was included in general and administrative expense.

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

For the three months ended January 31, 2015, diluted net loss per share did not include the effect of 203,332 shares of common stock issuable upon the exercise of outstanding options, 596,154 shares of common stock issuable upon the exercise of outstanding warrants and 2,397,436 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of January 31, 2015, options to purchase 120,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of January 31, 2015, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the three months ended January 31, 2015 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2014	206,832	$1.67	$--
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(3,500)	$0.20
Outstanding at January 31, 2015	203,332	$1.70	$--
Exercisable at January 31, 2015	203,332	$1.70	$--
Exercisable at October 31, 2014	206,832	$1.67	$--

Information with respect to stock options outstanding and stock options exercisable as of January 31, 2015 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.80	10,000	$0.80	0.9	10,000	$0.80	0.9
$1.40	83,332	$1.40	3.6	83,332	$1.40	3.6
$2.00	110,000	$2.00	2.0	110,000	$2.00	2.0
	203,332	$1.70	2.6	203,332	$1.70	2.6

Warrant to Purchase Common Stock

A summary of warrant transactions during the three months ended January 31, 2015 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2014	596,154	$0.13	$--
Issued during the period	--	--
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at January 31, 2015	596,154	$0.13	$--
Exercisable at January 31, 2015	480,769	$0.13	$--
Exercisable at October 31, 2014	250,000	$0.13	$--

As of January 31, 2015, the weighted average remaining contractual life for warrants outstanding was 2.8 years and for warrants exercisable was 2.9 years.

9.	Subsequent Events

On February 12, 2015, the Company issued a 10% convertible debenture to an individual investor (the “February 2015 Debenture”). In connection with the issuance of the February 2015 Debenture, the Company issued a warrant (the “February 2015 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the February 2015 Debenture. The gross proceeds received in connection with this private placement were $50,000. The February 2015 Debenture has a one-year term with principal and interest due February 12, 2016. The February 2015 Debenture bears interest at a rate of 10% per annum.

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

In the event that we acquire a new technology, product or service, no assurances can be given that we will have the financial and other resources necessary for us to acquire additional technologies, products or services. In addition, no assurances can be given that any technology, product or service that we acquire as part of our business development strategy will be profitable.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014. There have been no material changes to the critical accounting policies.

Results of Operations

Research and Development. There was no research and development expense recorded for each of the three months ended January 31, 2015 and 2014.

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

General and Administrative. For the three months ended January 31, 2015, general and administrative expenses were $54,302, as compared to $129,113 for the three months ended January 31, 2014. The $74,811, or 58%, decrease in general and administrative expenses for the three months ended January 31, 2015 was primarily due to a $34,855 decrease in legal fees, a $32,333 decrease in stock based compensation to consultants and a $3,528 decrease in travel costs, each related to the Company’s fundraising efforts and evaluation of potential acquisitions.

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

Gain on Settlement of Accounts Payable. For the three months ended January 31, 2015 and 2014, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $0 and $80,656, respectively.

Interest Expense. For the three months ended January 31, 2015, interest expense was $19,506, as compared to $13,763 for the three months ended January 31, 2014. The $5,743, or 42%, increase in interest expense for the three months ended January 31, 2015 was primarily due to a $3,534 increase in interest expense and a $2,262 increase in accreted interest on debt discount, each related to convertible debentures issued by us in December 2013 and April 2014.

Net Loss. For the three months ended January 31, 2015, our net loss was $73,808, or $0.01 per share (basic and diluted), as compared to a net loss of $62,220, or $0.01 per share (basic and diluted), for the three months ended January 31, 2014. The $11,588, or 19%, increase in net loss for the three months ended January 31, 2015 was due to a $80,656 decrease in the gain on the settlement of accounts payable and a $5,743 increase in interest expense, offset by a $74,811 decrease in general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2015, we had a working capital deficiency of $1,033,380 and cash on hand of $10,555. The $15,559 decrease in cash on hand from October 31, 2014 was primarily due to our continuing operating expenses.

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

As of March 4, 2015, our cash position was approximately $40,000. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $350,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2014, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than unregistered sales of equity securities previously reported in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014, or current reports on Form 8-K, there were no unregistered sales of equity securities by the Company during the period ended January 31, 2015.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

March 6, 2015	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 6, 2015	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1	Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2	Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5	8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6	8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

4.7	Form of 10% Convertible Debenture issued to: RL & KC, LLC on December 12, 2013 for $100,000, James C. Czirr Trust U/A/D February 20, 2004 on December 12, 2013 for $50,000, Chris Hynes on April 1, 2014 for $75,000 and Turn Two Investments LLC on February 12, 2015 for $50,000 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013).

E-1

Exhibit Number	Description of Exhibit

10.1	The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2	Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.3	Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.3.1	First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

10.4	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.7	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.8	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

E-2

Exhibit Number	Description of Exhibit

10.9	Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10	Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.12	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

E-3

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer.
31.2	Section 302 Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended January 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

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