Form 10-Q
period 2015-04-30
SCIVANTA MEDICAL CORP
filed 2015-06-12
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

As of June 8, 2015, there were 6,359,055 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

The balance sheet as of April 30, 2015 and the related statements of operations for the three and six months ended April 30, 2015 and 2014 and cash flows for the six months ended April 30, 2015 and 2014 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2014.

The results of operations for the three and six months ended April 30, 2015 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation

Balance Sheets

(Unaudited)

	April 30, 2015	October 31, 2014
Assets
Current assets:
Cash	$26,809	$26,114
Prepaid expenses	5,354	6,673

Total current assets and total assets	$32,163	$32,787

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$97,798	$101,055
Accounts payable - related party	283,180	211,898
Accrued expenses	85,728	62,144
Convertible debentures	668,995	617,262

Total current liabilities	1,135,701	992,359

Note payable	105,000	105,000

Total liabilities	1,240,701	1,097,359

Commitments

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 shares authorized; 6,359,055 shares issued and outstanding	6,359	6,359
Additional paid-in capital	23,078,199	23,070,589
Accumulated deficit	(24,293,096)	(24,141,520)

Total stockholders' deficiency	(1,208,538)	(1,064,572)

Total liabilities and stockholders' deficiency	$32,163	$32,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2015	2014	2015	2014

Revenue	$--	$--	$--	$--

Operating expenses:
General and administrative	59,848	116,446	114,150	245,559
Gain on settlement of accounts payable	--	--	--	(80,656)

Loss from operations	(59,848)	(116,446)	(114,150)	(164,903)

Interest expense	(17,920)	(19,080)	(37,426)	(32,843)

Net loss	$(77,768)	$(135,526)	$(151,576)	$(197,746)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding, basic and diluted	6,359,055	6,237,360	6,359,055	5,933,628

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(151,576)	$(197,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	--	32,333
Gain on settlement of accounts payable	--	(80,656)
Accretion of interest on convertible debentures	9,343	10,508
Changes in operating assets and liabilities:
Prepaid expenses	1,319	9,809
Accounts payable	(3,257)	(17,342)
Accounts payable - related party	71,282	60,849
Accrued expenses	23,584	20,781

Net cash used in operating activities	(49,305)	(161,464)

Cash flows from financing activities:
Repayment of notes payable	--	(4,615)
Proceeds from issuance of convertible debentures	50,000	225,000

Net cash provided by financing activities	50,000	220,385

Increase in cash	695	58,921
Cash - beginning of period	26,114	19,908
Cash - end of period	$26,809	$78,829

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$54
Cash paid for income taxes	$500	$500

Noncash financing activities:
Issuance of 461,538 shares of common stock as payment of accounts payable – related party	$--	$60,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$--	$30,000
Issuance of 237,364 shares of common stock as payment of interest due on convertible debentures	$--	$32,000
Discount recorded in connection with issuance of convertible debentures	$7,610	$36,796

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $1,103,538 and an accumulated deficit of $24,293,096 as of April 30, 2015. The Company has not made $425,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three and six months ended April 30, 2015, the Company was billed $17,073 and $34,693, respectively, pursuant to the terms of the sublease agreement. As of April 30, 2015, the Company owed Century Capital $75,000 for rent due under the sublease agreement, $21,002 for expenses due under the sublease agreement and $187,178 for other expenses, which amounts are included in accounts payable – related party. During the three and six months ended April 30, 2014, the Company was billed $16,146 and $34,306, respectively, pursuant to the terms of the sublease agreement.

4.	Note Payable

Pursuant to the License Agreement (see Note 2), a cash payment of $105,000 is payable to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology. As of April 30, 2015 and October 31, 2014, the Company classified the $105,000 due to Hickey as a non-current note payable.

5.	Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company issued 8% convertible debentures, dated February 1, 2007, in an aggregate principal amount of $250,000 to individual investors (the “February 2007 Debentures”). The February 2007 Debentures bear interest at a rate of 8% per annum and originally had a three year term, maturing on January 31, 2010, which was initially extended to January 31, 2012. On January 11, 2012, the Company issued 50,000 shares of common stock as full payment of $50,000 of outstanding principal on certain February 2007 Debentures.

Effective January 31, 2012, certain holders of the February 2007 Debentures with an aggregate outstanding principal amount of $175,000, agreed to amend such February 2007 Debentures by extending the maturity date to January 31, 2014. In addition, effective January 31, 2012, a holder of a February 2007 Debenture with an outstanding principal amount of $25,000 agreed to amend his February 2007 Debenture by extending the maturity date to July 31, 2012. The Company has not made payment on the remaining outstanding balances of the February 2007 Debentures and, as a result, such obligations can be placed in default by the holders.

For the three and six months ended April 30, 2015, the Company recorded a total of $3,902 and $7,935, respectively, of interest expense related to the February 2007 Debentures. For the three and six months ended April 30, 2014, the Company recorded a total of $3,902 and $7,934, respectively, of interest expense related to the February 2007 Debentures. As of April 30, 2015, $19,903 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense. As of April 30, 2015 and October 31, 2014, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “May 2011 Debenture”). The May 2011 Debenture bears interest at a rate of 8% per annum and originally had a three year term maturing on May 20, 2014. Effective May 20, 2014, the holder agreed to a new maturity date of May 20, 2015. The Company has not made payment on the outstanding balance of the May 2011 Debenture and, as a result, such obligation can be placed in default by the holder.

For each of the three and six months ended April 30, 2015 and 2014, the Company recorded a total of $1,951 and $3,968, respectively, of interest expense related to the May 2011 Debenture. As of April 30, 2015, $15,590 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses. As of April 30, 2015 and October 31, 2014, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”). The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum.

For each of the three and six months ended April 30, 2015 and 2014, the Company recorded a total of $1,951 and $3,968, respectively, of interest expense related to the August 2012 Debenture. As of April 30, 2015, $13,770 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses. As of April 30, 2015 and October 31, 2014, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of current convertible debentures.

December 2013 and April 2014 Convertible Debentures and Warrants

On December 12, 2013, the Company issued 10% convertible debentures to two individual investors (the “December 2013 Debentures”) and on April 1, 2014, the Company issued a 10% convertible debenture to one individual investor (the “April 2014 Debenture” and together with the December 2013 Debentures, the “Debentures”). In connection with the issuance of the Debentures, the Company issued warrants (the “Debenture Warrants”) to purchase shares of the Company’s common stock equal to 20% of the aggregate principal amount of the Debentures. The gross proceeds received in connection with this private placement were $225,000. The Debentures have a one year term with principal and interest on the December 2013 Debentures due December 12, 2014 and principal and interest on the April 2014 Debenture due April 1, 2015. The Debentures bear interest at a rate of 10% per annum. The Company has not made payment on the outstanding balances of the Debentures and, as a result, such obligations can be placed in default by the holders.

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

For the three and six months ended April 30, 2015, the Company recorded a total of $7,456 ($1,970 accreted) and $18,895 ($7,738 accreted), respectively, of interest expense related to the Debentures. As of April 30, 2015, $28,910 of interest due on the Debentures was accrued and is included as a component of accrued expenses. As of April 30, 2015, there was no remaining unamortized discount on the Debentures. Accordingly, the net carrying value of the Debentures was $225,000, which was recorded as a component of current convertible debentures. For the three and six months ended April 30, 2014, the Company recorded a total of $11,276 ($7,002 accreted) and $16,919 ($10,508 accreted), respectively, of interest expense related to the Debentures.

February 2015 Convertible Debenture and Warrant

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

For both of the three and six months ended April 30, 2015, the Company recorded a total of $2,660 ($1,605 accreted) of interest expense related to the February 2015 Debenture. As of April 30, 2015, $1,055 of interest due on the February 2015 Debenture was accrued and is included as a component of accrued expenses. As of April 30, 2015, the unamortized discount on the Debentures was $6,005 and the net carrying value of the Debentures was $43,995, which was recorded as a component of current convertible debentures.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”). All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant. For the three and six months ended April 30, 2015 and 2014, the Company did not record any employee stock-based compensation expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.” For the three and six months ended April 30, 2015, the Company did not record any non-employee stock-based compensation expense. For the three and six months ended April 30, 2014, the Company recorded non-employee stock-based compensation expense of $0 and $32,333, respectively.

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

For the three and six months ended April 30, 2015, diluted net loss per share did not include the effect of 203,332 shares of common stock issuable upon the exercise of outstanding options, 673,077 shares of common stock issuable upon the exercise of outstanding warrants and 2,782,051 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of April 30, 2015, options to purchase 120,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of April 30, 2015, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the six months ended April 30, 2015 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2014	206,832	$1.67	$--
Granted during the period	--	--
Exercised during the period	--	--
Expired during the period	(3,500)	$0.20
Outstanding at April 30, 2015	203,332	$1.70	$--
Exercisable at April 30, 2015	203,332	$1.70	$--
Exercisable at October 31, 2014	206,832	$1.67	$--

Information with respect to stock options outstanding and stock options exercisable as of April 30, 2015 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.80	10,000	$0.80	0.7	10,000	$0.80	0.7
$1.40	83,332	$1.40	3.4	83,332	$1.40	3.4
$2.00	110,000	$2.00	1.8	110,000	$2.00	1.8
	203,332	$1.70	2.4	203,332	$1.70	2.4

Warrant to Purchase Common Stock

A summary of warrant transactions during the six months ended April 30, 2015 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2014	596,154	$0.13	$--
Issued during the period	76,923	$0.13
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at April 30, 2015	673,077	$0.13	$--
Exercisable at April 30, 2015	596,154	$0.13	$--
Exercisable at October 31, 2014	250,000	$0.13	$--

As of April 30, 2015, the weighted average remaining contractual life for warrants outstanding was 2.6 years and for warrants exercisable was 2.5 years.

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

Results of Operations

Research and Development. There was no research and development expense recorded for each of the three and six months ended April 30, 2015 and 2014.

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

General and Administrative. For the three months ended April 30, 2015, general and administrative expenses were $59,848, as compared to $116,446 for the three months ended April 30, 2014. The $56,598, or 49%, decrease in general and administrative expenses for the three months ended April 30, 2015 was primarily due to a $35,000 decrease in consulting fees, a $11,872 decrease in legal fees and a $10,853 decrease in travel costs, each related to the Company’s fundraising efforts and evaluation of potential acquisitions.

For the six months ended April 30, 2015, general and administrative expenses were $114,150, as compared to $245,559 for the six months ended April 30, 2014. The $131,409, or 54%, decrease in general and administrative expenses for the six months ended April 30, 2015 was primarily due to a $46,726 decrease in legal fees, a $35,000 decrease in consulting fees, a $32,333 decrease in stock based compensation expense to employees and a $14,380 decrease in travel costs, each related to the Company’s fundraising efforts and evaluation of potential acquisitions.

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

Gain on Settlement of Accounts Payable. For the six months ended April 30, 2014, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $80,656.

Interest Expense. For the three months ended April 30, 2015, interest expense was $17,920, as compared to $19,080 for the three months ended April 30, 2014. The $1,160, or 6%, decrease in interest expense for the three months ended April 30, 2015 was due to a $3,427 decrease in accreted interest on debt discount, offset by a $2,267 increase in interest expense, each related to convertible debentures issued by us in December 2013, April 2014 and February 2015.

For the six months ended April 30, 2015, interest expense was $37,426, as compared to $32,843 for the six months ended April 30, 2014. The $4,583, or 14%, increase in interest expense for the six months ended April 30, 2015 was primarily due to a $5,801 increase in interest expense, offset by a $1,165 decrease in accreted interest on debt discount, each related to convertible debentures issued by us in December 2013, April 2014 and February 2015.

Net Loss. For the three months ended April 30, 2015, our net loss was $77,768, or $0.01 per share (basic and diluted), as compared to a net loss of $135,526, or $0.02 per share (basic and diluted), for the three months ended April 30, 2014. The $57,758, or 43%, decrease in net loss for the three months ended April 30, 2015 was primarily due to a $56,598 decrease in general and administrative expenses.

For the six months ended April 30, 2015, our net loss was $151,576, or $0.02 per share (basic and diluted), as compared to a net loss of $197,746, or $0.03 per share (basic and diluted), for the six months ended April 30, 2014. The $46,170, or 23%, decrease in net loss for the six months ended April 30, 2015 was due to a $131,409 decrease in general and administrative expenses, offset by a $80,656 decrease in the gain on the settlement of accounts payable and a $4,583 increase in interest expense.

Liquidity and Capital Resources

As of April 30, 2015, we had a working capital deficiency of $1,103,538 and cash on hand of $26,809. The $695 increase in cash on hand from October 31, 2014 was primarily due to the receipt of $50,000 of gross proceeds from a convertible debenture issued on February 12, 2015, offset by our continuing operating expenses.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate any revenue from operations. Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and through the issuance of our common stock in exchange for services.

As of June 8, 2015, our cash position was approximately $26,000. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately four months from the filing date of this quarterly report on Form 10-Q. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $425,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2014, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Other than unregistered sales of equity securities previously reported in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2014, or current reports on Form 8-K, there were no unregistered sales of equity securities by the Company during the period ended April 30, 2015.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

June 12, 2015	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 12, 2015	By:	/s/ Thomas S. Gifford
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