Form 10-Q
period 2015-07-31
SCIVANTA MEDICAL CORP
filed 2015-09-17
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

As of September 16, 2015, there were 6,359,055 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

The balance sheet as of July 31, 2015 and the related statements of operations for the three and nine months ended July 31, 2015 and 2014 and cash flows for the nine months ended July 31, 2015 and 2014 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC.  In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2014.

The results of operations for the three and nine months ended July 31, 2015 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation

Balance Sheets

(Unaudited)

	July 31, 2015	October 31, 2014
Assets
Current assets:
Cash	$13,530	$26,114
Prepaid expenses	2,890	6,673

Total current assets and total assets	$16,420	$32,787

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$99,336	$101,055
Accounts payable - related party	328,728	211,898
Accrued expenses	100,726	62,144
Convertible debentures	670,913	617,262

Total current liabilities	1,199,703	992,359

Note payable	105,000	105,000

Total liabilities	1,304,703	1,097,359

Commitments

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 shares authorized; 6,359,055 shares issued and outstanding	6,359	6,359
Additional paid-in capital	23,078,199	23,070,589
Accumulated deficit	(24,372,841)	(24,141,520)

Total stockholders' deficiency	(1,288,283)	(1,064,572)

Total liabilities and stockholders' deficiency	$16,420	$32,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2015	2014	2015	2014

Revenue	$--	$--	$--	$--

Operating expenses:
General and administrative	62,829	87,162	176,979	332,721
Gain on settlement of accounts payable	--	--	--	(80,656)

Loss from operations	(62,829)	(87,162)	(176,979)	(252,065)

Interest expense	(16,916)	(23,013)	(54,342)	(55,856)

Net loss	$(79,745)	$(110,175)	$(231,321)	$(307,921)

Net loss per common share, basic and diluted	$(0.01)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding, basic and diluted	6,359,055	6,359,055	6,359,055	6,076,995

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(231,321)	$(307,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	--	32,333
Gain on settlement of accounts payable	--	(80,656)
Accretion of interest on convertible debentures	11,261	19,783
Changes in operating assets and liabilities:
Prepaid expenses	3,783	8,334
Accounts payable	(1,719)	(14,780)
Accounts payable - related party	116,830	102,905
Accrued expenses	38,582	34,519
Net cash used in operating activities	(62,584)	(205,483)
Cash flows from financing activities:
Repayment of notes payable	--	(4,615)
Proceeds from issuance of convertible debentures	50,000	225,000
Net cash provided by financing activities	50,000	220,385
(Decrease) increase in cash	(12,584)	14,902
Cash - beginning of period	26,114	19,908
Cash – end of period	$13,530	$34,810
Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$54
Cash paid for income taxes	$500	$500
Noncash financing activities:
Issuance of 461,538 shares of common stock as payment of accounts payable – related party	$--	$60,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$--	$30,000
Issuance of 237,364 shares of common stock as payment of interest due on convertible debentures	$--	$32,000
Discount recorded in connection with issuance of convertible debentures	$7,610	$36,796

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $1,183,283 and an accumulated deficit of $24,372,841 as of July 31, 2015. The Company has not made $625,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the three and nine months ended July 31, 2015, the Company was billed $19,057 and $53,750, respectively, pursuant to the terms of the sublease agreement. As of July 31, 2015, the Company owed Century Capital $90,000 for rent due under the sublease agreement, $25,059 for expenses due under the sublease agreement and $213,669 for other expenses, which amounts are presented in accounts payable – related party. During the three and nine months ended July 31, 2014, the Company was billed $16,005 and $50,311, respectively, pursuant to the terms of the sublease agreement.

4.	Note Payable

Pursuant to the License Agreement (see Note 2), a cash payment of $105,000 is payable to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology. As of July 31, 2015 and October 31, 2014, the Company classified the $105,000 due to Hickey as a non-current note payable.

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

For the three and nine months ended July 31, 2015, the Company recorded a total of $4,033 and $11,968, respectively, of interest expense related to the February 2007 Debentures. For the three and nine months ended July 31, 2014, the Company recorded a total of $4,033 and $11,967, respectively, of interest expense related to the February 2007 Debentures. As of July 31, 2015, $23,936 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense. As of July 31, 2015 and October 31, 2014, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

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

For each of the three and nine months ended July 31, 2015 and 2014, the Company recorded a total of $2,017 and $5,985, respectively, of interest expense related to the May 2011 Debenture. As of July 31, 2015, $17,607 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses. As of July 31, 2015 and October 31, 2014, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the amount of $100,000 to an institutional investor (the “August 2012 Debenture”). The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum. As of September 14, 2015, the Company has not made payment on the outstanding balance of the August 2012 Debenture and, as a result, such obligation can be placed in default by the holder.

For each of the three and nine months ended July 31, 2015 and 2014, the Company recorded a total of $2,017 and $5,985, respectively, of interest expense related to the August 2012 Debenture. As of July 31, 2015, $15,787 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses. As of July 31, 2015 and October 31, 2014, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of current convertible debentures.

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

The Company separately accounted for the liability and equity components of the Debentures based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $36,796 for the Debentures to account for the relative fair value attributable to the Debenture Warrants. The $36,796 debt discount was accreted as interest expense using the effective interest method over the respective one-year terms of the Debentures.

For the three and nine months ended July 31, 2015, the Company recorded a total of $5,671 and $24,566 ($7,738 accreted), respectively, of interest expense related to the Debentures. As of July 31, 2015, $34,581 of interest due on the Debentures was accrued and is included as a component of accrued expenses. As of July 31, 2015, there was no remaining unamortized discount on the Debentures. Accordingly, the net carrying value of the Debentures was $225,000, which was recorded as a component of current convertible debentures. For the three and nine months ended July 31, 2014, the Company recorded a total of $14,946 ($9,275 accreted) and $31,865 ($19,783 accreted), respectively, of interest expense related to the Debentures.

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

The Company separately accounted for the liability and equity components of the February 2015 Debenture based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $7,610 for the February 2015 Debenture to account for the relative fair value attributable to the February 2015 Debenture Warrant. The $7,610 debt discount is being accreted as interest expense using the effective interest method over the one-year term of the February 2015 Debenture.

For the three and nine months ended July 31, 2015, the Company recorded a total of $3,178 ($1,918 accreted) and $5,838 ($3,523 accreted), respectively, of interest expense related to the February 2015 Debenture. As of July 31, 2015, $2,315 of interest due on the February 2015 Debenture was accrued and is included as a component of accrued expenses. As of July 31, 2015, the unamortized discount on the February 2015 Debenture was $4,087 and the net carrying value of the Debentures was $45,913, which was recorded as a component of current convertible debentures.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”). All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant. For the three and nine months ended July 31, 2015 and 2014, the Company did not record any employee stock-based compensation expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.” For the three and nine months ended July 31, 2015, the Company did not record any non-employee stock-based compensation expense. For the three and nine months ended July 31, 2014, the Company recorded non-employee stock-based compensation expense of $0 and $32,333, respectively.

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

For the three and nine months ended July 31, 2015, diluted net loss per share did not include the effect of 203,332 shares of common stock issuable upon the exercise of outstanding options, 673,077 shares of common stock issuable upon the exercise of outstanding warrants and 2,782,051 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of July 31, 2015, options to purchase 120,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of July 31, 2015, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the nine months ended July 31, 2015 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2014	206,832	$1.67	$--
Granted during the period	--	--	--
Exercised during the period	--	--	--
Expired during the period	(3,500)	$0.20
Outstanding at July 31, 2015	203,332	$1.70	$--
Exercisable at July 31, 2015	203,332	$1.70	$--
Exercisable at October 31, 2014	206,832	$1.67	$--

Information with respect to stock options outstanding and stock options exercisable as of July 31, 2015 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.80	10,000	$0.80	0.4	10,000	$0.80	0.4
$1.40	83,332	$1.40	3.1	83,332	$1.40	3.1
$2.00	110,000	$2.00	1.5	110,000	$2.00	1.5
	203,332	$1.70	2.1	203,332	$1.70	2.1

Warrant to Purchase Common Stock

A summary of warrant transactions during the nine months ended July 31, 2015 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2014	596,154	$0.13	$--
Issued during the period	76,923	$0.13
Exercised during the period	--	--
Expired during the period	--	--
Outstanding at July 31, 2015	673,077	$0.13	$--
Exercisable at July 31, 2015	596,154	$0.13	$--
Exercisable at October 31, 2014	250,000	$0.13	$--

As of July 31, 2015, the weighted average remaining contractual life for warrants outstanding and for warrants exercisable was 2.3 years.

9.	Subsequent Events

On September 14, 2015, the Company issued 10% convertible debentures to three individual investors (the “September 2015 Debentures”). In connection with the issuance of the September 2015 Debentures, the Company issued warrants (the “September 2015 Debenture Warrants”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the September 2015 Debentures. The gross proceeds received in connection with this private placement were $25,000. The September 2015 Debentures have a one-year term with principal and interest due September 14, 2016. The September 2015 Debentures bear interest at a rate of 10% per annum.

The entire principal and accrued interest amount of the September 2015 Debentures is convertible into shares of the Company’s common stock: (a) upon a Qualified Financing; (b) at the option of the holder, at the maturity date of the September 2015 Debentures; or (c) at the option of the holder, upon a Change in Control of the Company, as defined in the September 2015 Debentures. Upon the occurrence of a Qualified Financing, the September 2015 Debentures are convertible into shares of the Company’s common stock at a conversion price equal to: (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.065, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing. On the maturity date or upon a Change in Control of the Company, the September 2015 Debentures are convertible into shares of the Company’s common stock at $0.065 per share. The quoted market price of the Company’s common stock on September 11, 2015 was $0.043 per share. An aggregate of 384,615 shares of the Company’s common stock can be issued pursuant to the September 2015 Debentures at the current conversion price of $0.065 per share. The Company will use the proceeds received in this private placement for working capital purposes.

The September 2015 Debenture Warrants have a three year term and provides the holder the right to purchase shares of the Company’s common stock equal to 20% of the principal amount of the related September 2015 Debenture divided by: (a) 80% of the per share price paid by the purchasers of the Company’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in a Qualified Financing, if no shares of the Company’s common stock are issued in the Qualified Financing; or (c) $0.065, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock are issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the September 2015 Debenture Warrants issuance date. An aggregate of 76,923 shares of the Company’s common stock can be issued under the September 2015 Debenture Warrants at the current exercise price of $0.065 per share. All of the shares of the Company’s common stock underlying the September 2015 Debenture Warrants vest on the earlier of (a) one year from the September 2015 Debenture Warrants issuance date, or (b) the consummation of a Qualified Financing. The exercise price of the September 2015 Debenture Warrants will be subject to adjustment for stock dividends, stock splits, or similar events.

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

Results of Operations

Research and Development. There was no research and development expense recorded for each of the three and nine months ended July 31, 2015 and 2014.

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

General and Administrative. For the three months ended July 31, 2015, general and administrative expenses were $62,829, as compared to $87,162 for the three months ended July 31, 2014. The $24,333, or 28%, decrease in general and administrative expenses for the three months ended July 31, 2015 was primarily due to a $19,483 decrease in travel costs and a $4,290 decrease in legal fees, each related to our fiscal year 2014 fundraising efforts and evaluation of potential acquisitions.

For the nine months ended July 31, 2015, general and administrative expenses were $176,979, as compared to $332,721 for the nine months ended July 31, 2014. The $155,742, or 47%, decrease in general and administrative expenses for the nine months ended July 31, 2015 was primarily due to a $51,016 decrease in legal fees, a $35,000 decrease in consulting fees, a $33,863 decrease in travel costs and a $32,333 decrease in stock based compensation expense to consultants, each related to our fiscal year 2014 fundraising efforts and evaluation of potential acquisitions.

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

Gain on Settlement of Accounts Payable. For the nine months ended July 31, 2014, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $80,656.

Interest Expense. For the three months ended July 31, 2015, interest expense was $16,916, as compared to $23,013 for the three months ended July 31, 2014. The $6,097, or 26%, decrease in interest expense for the three months ended July 31, 2015 was due to a $7,357 decrease in accreted interest on debt discount, offset by a $1,260 increase in interest expense, related to convertible debentures.

For the nine months ended July 31, 2015, interest expense was $54,342, as compared to $55,856 for the nine months ended July 31, 2014. The $1,514, or 3%, decrease in interest expense for the nine months ended July 31, 2015 was primarily due to a $8,522 decrease in accreted interest on debt discount, offset by a $7,061 increase in interest expense, related to convertible debentures.

Net Loss. For the three months ended July 31, 2015, our net loss was $79,745, or $0.01 per share (basic and diluted), as compared to a net loss of $110,175, or $0.02 per share (basic and diluted), for the three months ended July 31, 2014. The $30,430, or 28%, decrease in net loss for the three months ended July 31, 2015 was due to a $24,333 decrease in general and administrative expenses and a $6,097 decrease in interest expense.

For the nine months ended July 31, 2015, our net loss was $231,321, or $0.04 per share (basic and diluted), as compared to a net loss of $307,921, or $0.05 per share (basic and diluted), for the nine months ended July 31, 2014. The $76,600, or 25%, decrease in net loss for the nine months ended July 31, 2015 was due to a $155,742 decrease in general and administrative expenses and a $1,514 decrease in interest expense, offset by a $80,656 decrease in the gain on the settlement of accounts payable.

Liquidity and Capital Resources

As of July 31, 2015, we had a working capital deficiency of $1,183,283 and cash on hand of $13,530. The $12,584 decrease in cash on hand from October 31, 2014 was primarily due to our continuing operating expenses, offset by the receipt of $50,000 of gross proceeds from a convertible debenture issued on February 12, 2015.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate any revenue from operations. Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and through the issuance of our common stock in exchange for services.

On September 14, 2015, we issued 10% convertible debentures to three individual investors. The gross proceeds received in connection with this private placement were $25,000.

As of September 16, 2015, our cash position was approximately $37,800. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $625,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in our annual report on Form 10-K for the fiscal year ended October 31, 2014, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Other than unregistered sales of equity securities previously reported in the Company’s annual report on Form 10-K, or quarterly reports on Form 10-Q, or current reports on Form 8-K, there were no unregistered sales of equity securities by the Company during the period ended July 31, 2015.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

September 17, 2015	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

September 17, 2015	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President, Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1	Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2	Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5	8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6	8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

4.7	Form of 10% Convertible Debenture issued on December 12, 2013 for $150,000, April 1, 2014 for $75,000, February 12, 2015 for $50,000 and September 14, 2015 for $25,000 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013).

E-1

Exhibit
Number	Description of Exhibit

10.1	The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2	Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.3	Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.3.1	First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

10.4	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.7	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.8	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

E-2

Exhibit
Number	Description of Exhibit

10.9	Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10	Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.12	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

E-3

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101*	The following materials from the Company’s quarterly report on Form 10-Q for the period ended July 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

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