Form 10-K
period 2015-10-31
SCIVANTA MEDICAL CORP
filed 2016-01-27
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended October 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒       No ☐

As of April 30, 2015, the aggregate fair value of the registrant’s common stock held by non-affiliates was approximately $262,500.

As of January 22, 2016, there were 6,359,055 shares of the registrant’s common stock outstanding.

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

On November 10, 2006, we licensed the exclusive world-wide rights to develop, manufacture and distribute the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. Since the end of fiscal 2009, all development activity related to the SCMS ceased. On January 22, 2016, Scivanta and the licensor terminated the license agreement related to the SCMS. Scivanta is currently searching for a new business, technology, product or service to acquire. See “Item 1. Business – Strategy for Business Development.”

Strategy for Business Development

Scivanta is currently operating on a limited basis as it continues to seek additional financing that will allow it to acquire a new business, technology, product or service. Our business development strategy will depend upon our ability to secure additional financing.

In the event that we acquire a new business, technology, product or service, no assurances can be given that we will have the financial and other resources necessary to develop and market such business, technology, product or service. In addition, no assurances can be given that any business, technology, product or service that we acquire as part of our business development strategy will be profitable.

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

On January 22, 2016, Scivanta and the Licensor entered into a License Termination Agreement, pursuant to which the License Agreement was terminated (the “License Termination Agreement”). Scivanta and the Licensor released each other from any and all claims and liabilities related to the License Agreement, including the $105,000 payment due to Hickey. In addition, pursuant to the License Termination Agreement, Scivanta assigned all intellectual property related to the SCMS to the Licensor and returned all property in its possession related to the SCMS to the Licensor.

Patents and Copyrights

We do not currently hold any patents other than those associated with the SCMS which will be returned to the Licensor pursuant to the License Termination Agreement.

Manufacturing and Principal Suppliers

We currently do not have any manufacturing capabilities or agreements.

Distribution, Sales and Marketing

We currently do not maintain a dedicated sales force and do not sell any products.

Competition

Since we have not acquired a new technology or product, our competition cannot be identified.

Government Regulation

We currently do not have any products or offer any services and therefore are not subject to any product or service regulation by any federal or state government body. However, our common stock is registered under the Exchange Act, which requires us to comply with the reporting obligations thereunder.

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

Our common stock is quoted on the OTC Pink under the ticker symbol “SCVM.” Since secondary market activity for shares of our common stock has been limited and sporadic, such quotations may not actually reflect the price or prices at which purchasers and sellers would currently be willing to purchase or sell such shares.

The following table shows the range of high and low closing bid prices for our common stock for the period commencing November 1, 2013 through October 31, 2015 as reported by the OTC Pink. These quotations represent prices between dealers and may not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

Year Ended October 31, 2015	High	Low
First Quarter	$0.25	$0.06
Second Quarter	0.30	0.10
Third Quarter	0.20	0.06
Fourth Quarter	0.10	0.05

Year Ended October 31, 2014	High	Low
First Quarter	$0.15	$0.13
Second Quarter	0.19	0.13
Third Quarter	0.13	0.13
Fourth Quarter	0.16	0.11

The OTC Pink is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or other national exchange would offer. As of January 22, 2016, we had six market makers for our common stock which were Automated Trading Desk Financial Services, LLC, Cantor Fitzgerald & Co., Citadel Securities, Canaccord Genuity Inc., G1 Execution Services LLC and KCG Americas LLC.

Stockholders

As of January 15, 2016, the approximate number of registered holders of our common stock was 440; the number of issued and outstanding shares of our common stock was 6,359,055; and there were 750,000 shares of common stock subject to outstanding warrants, 203,332 shares of common stock subject to outstanding stock options, and 3,166,667 shares of common stock subject to outstanding convertible debentures.

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

Sales of Unregistered Securities for the Fiscal Year Ended October 31, 2015

There were no sales of unregistered securities during the fiscal year ended October 31, 2015, other than those reported on Forms 10-Q and/or 8-K filed by Scivanta during the fiscal year ended October 31, 2015.

Repurchases of Securities

We did not repurchase any securities within the fourth quarter of the fiscal year covered by this report.

Item 6.	Selected Financial Data

Scivanta is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

We have provided below information about Scivanta’s financial condition and results of operations for the fiscal years ended October 31, 2015 and 2014. This information should be read in conjunction with Scivanta’s audited financial statements for the fiscal years ended October 31, 2015 and 2014 and the related notes thereto, which begin on page F-1 of this report.

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey. Scivanta currently does not sell any products or technologies. See “Item 1. Business – General.”

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. Since the end of fiscal 2009, all development activity related to the SCMS ceased. On January 22, 2016, Scivanta and the Licensor entered into a License Termination Agreement pursuant to which the License Agreement was terminated. Scivanta is currently searching for a new business, technology, product or service to acquire. See “Item 1. Business – Strategy for Business Development.” See “Item 1. Business – Scivanta Agreements – SCMS License Agreement.”

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

Stock Based Compensation

Scivanta accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”). All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant.

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

General and Administrative. For the fiscal year ended October 31, 2015, general and administrative expenses were $236,273, as compared to $426,168 for the fiscal year ended October 31, 2014. The $189,895, or 45%, decrease in general and administrative expenses for the fiscal year ended October 31, 2015 was primarily due to a $67,409 decrease in travel costs, a $52,711 decrease in legal fees, a $35,000 decrease in consulting fees, and a $32,333 decrease in stock based compensation expense to consultants, each related to our fiscal year 2014 fundraising efforts and evaluation of potential acquisitions.

The amount of general and administrative expense to be incurred by us during the fiscal year ending October 31, 2016 will depend upon our ability to secure additional capital through an equity and/or debt financing or corporate partnerships. In the event that we are able to obtain additional capital sufficient to fund the acquisition of a new business, product, technology or service, we would expect general and administrative expenses for the fiscal year ending October 31, 2016 to increase as we build the administrative infrastructure necessary to support the development or sale of a new business, product, technology or service. If we are unable to obtain additional capital sufficient to fund the acquisition of a new business, product, technology or service, we would expect general and administrative expenses for the fiscal year ending October 31, 2016 to remain at current minimum levels.

Operating Income. During the fiscal year ended October 31, 2014, we recognized a gain on the settlement of accounts payable related to certain vendor obligations of $80,656.

Interest Expense. For the fiscal year ended October 31, 2015, interest expense was $70,935, as compared to $78,869 for the fiscal year ended October 31, 2014. The $7,934, or 10%, decrease in interest expense for the fiscal year ended October 31, 2015 was primarily due to a $16,524 decrease in accreted interest on debt discount, offset by a $8,643 increase in interest expense, related to convertible debentures.

Net Loss. For the fiscal year ended October 31, 2015, our net loss was $307,208, or $0.05 per share (basic and diluted), as compared to a net loss of $424,381, or $0.07 per share (basic and diluted), for the fiscal year ended October 31, 2014. The $117,173, or 28%, decrease in net loss for the fiscal year ended October 31, 2015 was due to a $189,895 decrease in general and administrative expenses and a $7,934 decrease in interest expense, offset by a $80,656 decrease in the gain on the settlement of accounts payable.

Liquidity and Capital Resources

As of October 31, 2015, we had a working capital deficiency of $1,256,775 and cash on hand of $21,658. The $4,456 decrease in cash on hand from October 31, 2014 was primarily due to our continuing operating expenses, offset by the receipt of $75,000 of gross proceeds from convertible debentures issued on February 12, 2015 and September 14, 2015.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate any revenue from operations. Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and through the issuance of our common stock in exchange for services.

On January 4, 2016, we issued a 10% convertible debenture to an individual investor. The gross proceeds received in connection with this private placement were $50,000.

As of January 22, 2016, our cash position was approximately $62,900. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately six months from the filing date of this annual report on Form 10-K. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $625,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

The financial statements and supplementary data of Scivanta called for by this item are submitted under a separate section of this report. Reference is made to the Index of Financial Statements contained on page F-1 of this annual report on Form 10-K.

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

Management conducted an evaluation of the effectiveness of Scivanta’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Scivanta’s internal control over financial reporting was effective as of October 31, 2015.

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

Directors

Each director serves for a term set to expire at the next annual meeting of stockholders of Scivanta. The name, age, principal occupation or employment and biographical information of each member of the board of directors of Scivanta who are currently serving are set forth below:

Name	Age	Principal Occupation or Employment
David R. LaVance	62	Chairman of the Board, President and Chief Executive Officer of Scivanta and Integrated Environmental Technologies, Ltd.

Thomas S. Gifford	47	Executive Vice President, Chief Financial Officer and Secretary of Scivanta and Integrated Environmental Technologies, Ltd.

Anthony Giordano, III	50	Senior Vice President OceanFirst Bank

Thomas J. DeSouza	33	Managing Director of Allegory Venture Partners

There are no family relationships among the current executive officers and directors of Scivanta. At any time during the past five years, none of the current executive officers or directors of Scivanta have served as directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, except for Mr. LaVance, who serves as a director of Hologic, Inc. (NASDAQ: HOLX) and also serves as the chairman of Integrated Environmental Technologies, Ltd. (OTCQB: IEVM).

Biographical Information

David R. LaVance: Mr. LaVance has served as Scivanta’s Chairman, President and Chief Executive Officer since March 2003. He is also a member of the board of directors of Hologic, Inc. (NASDAQ: HOLX), a publicly traded medical device company specializing in women’s healthcare products. Mr. LaVance has been a director of Hologic since December 2002. From August 2012 through May 2015, Mr. LaVance served as the chairman of the board of directors of Hologic and from June 2008 through July 2011, Mr. LaVance served as the lead independent director of Hologic. Since May 2011, Mr. LaVance has served as the President and Chief Executive Officer and the chairman of board of directors of Integrated Environmental Technologies, Ltd. (OTCQB: IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions. Since August 1997, Mr. LaVance has served as the President and co-founder of Century Capital Associates LLC, a consulting firm providing business and transaction advisory services. Mr. LaVance was formerly a Managing Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies. Mr. LaVance received a B.A. degree from Furman University and a J.D. degree from Washington College of Law of the American University. As our President and Chief Executive Officer, Mr. LaVance has direct responsibility for our strategy and operations. This position, together with his many years of experience in corporate management, makes him an invaluable contributor to the board.

Thomas S. Gifford: Mr. Gifford has served as Scivanta’s Executive Vice President, Chief Financial Officer and as a director since March 21, 2003. Mr. Gifford is also the Vice President and co-founder of Century Capital Associates LLC. Since May 2011, Mr. Gifford has served as the Executive Vice President and Chief Financial Officer of Integrated Environmental Technologies, Ltd. (OTCQB: IEVM), a publicly traded company that develops and manufactures proprietary equipment which it uses to produce and distribute environmentally friendly disinfecting and cleaning solutions. Mr. Gifford was formerly a Manager and Associate Director of KPMG Health Ventures, an advisory group providing investment banking services to healthcare companies and an accountant for KPMG Peat Marwick LLP. He is a licensed attorney in New York and New Jersey and is a Certified Public Accountant. Mr. Gifford received a B.S. degree from Rutgers University and a J.D. degree from Seton Hall University School of Law. Mr. Gifford’s mix of leadership, management, strategic, operation and finance skills and experience enable him to provide important accounting and finance experience and operational insights to the board.

Anthony Giordano, III: Mr. Giordano has served as a director of Scivanta since March 15, 2007. He is currently a Senior Vice President for OceanFirst Bank (NASDAQ: OCFC). Mr. Giordano was the President and Chief Executive Officer and a director of Colonial American Bank from December 2010 to July 2015, when Colonial American Bank merged into OceanFirst Bank. From January 1, 2005 through November 30, 2010, Mr. Giordano served as the Senior Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Central Jersey Bancorp, a publicly traded bank holding company (NASDAQ: CJBK), from January 2005 through the date of the consummation of the merger of Central Jersey Bancorp and Kearny Financial Corp. in November 2010. Prior thereto, he served in various executive and senior account positions with various financial institutions.   Mr. Giordano received an M.B.A. degree from Monmouth University and a B.S. degree in finance from Kean University. He is a graduate of the Real Estate Institute at Monmouth University and earned an Executive Certificate in Leadership and Management from the University of Notre Dame, Mendoza College of Business. Mr. Giordano’s mix of leadership, management and finance skills and experience enable him to provide important accounting and finance experience and management insights to the board.

Thomas J. DeSouza: Mr. DeSouza has served as a director of Scivanta since November 1, 2015. He has over 15 years of experience in providing strategic and financial advice to investors and early stage technology companies. Since June 2013, Mr. DeSouza has served as the managing director of Allegory Venture Partners, a venture fund focused on technology based companies. From January 2008 through June 2013, Mr. DeSouza was an investment consultant with several firms including Robert W. Baird & Co. and Morgan Stanley Smith Barney. He currently serves on the board of directors of SematicMD, a medical technology company that provides a medical image analysis platform to physicians and the Willamette View Foundation, a not-for-profit organization focused on providing services to the elderly. Mr. DeSouza attended Portland State University where he studied political science and finance. Mr. DeSouza’s mix of finance and strategic skills and experience enable him to provide important financial and strategic insights to the board.

Executive Officers

The executive officers serve in accordance with Scivanta’s bylaws and at the discretion of Scivanta’s board of directors. The name, age, current position and biographical information of each executive officer of Scivanta are set forth below:

Name	Age	Capacities in which Served
David R. LaVance	62	Chairman of the Board, President and Chief Executive Officer

Thomas S. Gifford	47	Executive Vice President, Chief Financial Officer and Secretary

For the biographical information for David R. LaVance and Thomas S. Gifford, see “Item 10. Directors, Executive Officers and Corporate Governance - Directors.”

Corporate Governance

Meetings and Committees of the Board of Directors

The board of directors conducts business through meetings of the board or by unanimous written consents of the board. In addition, the board sometimes conducts business through its committees, including an audit committee and compensation committee. The board of directors for the fiscal year ended October 31, 2015 consisted of: David R. LaVance, Thomas S. Gifford, Lawrence M. Levy and Anthony Giordano, III. Thomas J. DeSouza was elected to the board on November 1, 2015. Mr. Levy retired from the board on December 31, 2015.

Audit Committee

The audit committee for fiscal 2015 consisted of Lawrence M. Levy and Anthony Giordano, III, who is the chairman of the audit committee. Mr. Levy retired from the board of directors on December 31, 2015. Thomas J. DeSouza was appointed to the audit committee on November 1, 2015. Each of Mr. Giordano and Mr. DeSouza qualify as an independent director and Mr. Levy qualified during his term as an independent director in accordance with the rules of NASDAQ and the rules and regulations of the SEC. In addition, the board has determined that Mr. Giordano qualifies as a financial expert pursuant to SEC rules. The audit committee’s primary responsibility is to assist the board in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The audit committee’s other responsibilities are set forth in the amended and restated charter of the audit committee which was adopted on May 14, 2004 and is available for viewing on Scivanta’s website at www.scivanta.com.

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

The following table sets forth information concerning the annual and long-term compensation for services in all capacities to Scivanta for the fiscal years ended October 31, 2015 and 2014 of any person who served as Scivanta’s President and Chief Executive Officer during the fiscal year ended October 31, 2015 and each other executive officer of Scivanta. For purposes of this annual report on Form 10-K, Mr. LaVance and Mr. Gifford are each considered a “Named Executive Officer.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
David R. LaVance, President and Chief Executive	2015	$--	$--	$--	$--	$--	$--	$--	$--
Officer	2014	$--	$--	$--	$--	$--	$--	$--	$--

Thomas S. Gifford, Executive Vice President, Chief Financial Officer and	2015	$--	$--	$--	$--	$--	$--	$--	$--
Secretary	2014	$--	$--	$--	$--	$--	$--	$--	$--

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about all equity compensation awards held by the Named Executive Officers at October 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards								Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David R. LaVance President and Chief	2/5/07	50,000	(1)	--	--	$2.00	2/5/17	--	$--	--	$--
Executive	1/1/08	10,000	(2)	--	--	$1.40	1/1/18	--	$--	--	$--
Officer	1/21/09	25,000	(3)	--	--	$1.40	1/21/19	--	$--	--	$--

Thomas S. Gifford Executive Vice President, Chief Financial Officer	2/5/07	50,000	(1)	--	--	$2.00	2/5/17
and	1/1/08	10,000	(2)	--	--	$1.40	1/1/18	--	$--	--	$--
Secretary	1/21/09	25,000	(3)	--	--	$1.40	1/21/19	--	$--	--	$--

(1)	On February 5, 2007, Scivanta granted a non-qualified stock option to purchase 50,000 shares of its common stock pursuant to the 2002 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(2)	On January 1, 2008, Scivanta granted a non-qualified stock option to purchase 10,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

(3)	On January 21, 2009, Scivanta granted a non-qualified stock option to purchase 25,000 shares of its common stock under the 2007 Equity Incentive Plan to each of Messrs. LaVance and Gifford.

Director Compensation

The following table sets forth information concerning the compensation of the board of directors who are not Named Executive Officers for the fiscal year ended October 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Lawrence M. Levy	$--	$--	$--	$--	$--	$--	$--
Anthony Giordano, III	$--	$--	$--	$--	$--	$--	$--

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 15, 2016, with respect to the beneficial ownership (as defined in Rule 13d-3 of the Exchange Act) of Scivanta’s common stock, which is the only class of Scivanta capital stock with shares issued and outstanding, by (1) each director and nominee for director of Scivanta, (2) each of the Named Executive Officers, (3) each person or group of persons known by Scivanta to be the beneficial owner of greater than 5% of Scivanta’s outstanding common stock, and (4) all directors and executive officers of Scivanta as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to the shares of Scivanta common stock shown as beneficially owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class
David R. LaVance (2)(3)(4)	1,104,749	17.14%
Thomas S. Gifford (3)(5)(6)	1,166,936	18.11%
Anthony Giordano, III (3)	17,647	*
Thomas J. DeSouza (3)(7)	461,538	6.77%
Turn Two Investments LLC (8)(9)	461,538	6.77%
Zanett Opportunity Fund, Ltd. (10)(11)	1,021,043	14.71%
Zachary E. McAdoo (12)(13)	1,475,588	21.25%
CMD Investment Group, LLC (14)	721,705	11.35%
RL & KC, LLC (15)(16)	923,077	12.68%
James C. Czir Trust (17)(18)	461,538	6.77%
Chris Hynes (19)(20)	692,308	9.82%
All directors and executive officers as a group (4)(6)(9)	2,750,870	39.35%

* Represents less than 1% of the issued and outstanding shares of Scivanta’s common stock.

(1)	In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Scivanta’s common stock if he, she or it has voting or investment power with respect to such shares. This includes shares (a) subject to options and warrants exercisable within sixty days of January 15, 2016, and (b) (1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person serves as Scivanta’s President and Chief Executive Officer.

(3)	Such person serves as a director of Scivanta and maintains a mailing address of 215 Morris Avenue, Spring Lake, New Jersey 07762.

(4)	Includes 85,000 shares of common stock currently available for purchase under the options granted to Mr. LaVance on February 5, 2007, January 1, 2008 and January 21, 2009.

(5)	Such person serves as Scivanta’s Executive Vice President, Chief Financial Officer and Secretary.

(6)	Includes 85,000 shares of common stock currently available for purchase under the options granted to Mr. Gifford on February 5, 2007, January 1, 2008 and January 21, 2009. Also includes 31,094 shares of common stock held by the LaVance Trust for Children. Mr. Gifford is the trustee for the LaVance Trust for Children, a trust established for the benefit of Mr. LaVance’s adult children. Mr. Gifford disclaims beneficial ownership of the 31,094 shares of common stock held in trust.

(7)	Includes 384,615 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to Turn Two Investments, LLC (“Turn Two”) on February 12, 2015 and 76,923 shares of common stock available for purchase under a warrant issued to Turn Two on February 12, 2015. Mr. DeSouza is a Managing Member of Turn Two. Mr. DeSouza disclaims beneficial ownership of the shares available to Turn Two upon conversion of the convertible debenture and the shares available to Turn Two upon the exercise of the warrant.

(8)	Turn Two maintains a mailing address at 610 SW Alder Street, Suite 315, Portland, OR 97205.

(9)	Includes 384,615 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to Turn Two on February 12, 2015 and 76,923 shares of common stock available for purchase under a warrant issued to Turn Two on February 12, 2015.

(10)	Zanett Opportunity Fund, Ltd. (“Zanett”) maintains a mailing address at Appleby Spurling, Canon’s Court, 22 Victoria Street, P.O. Box HM 1179 Hamilton, HM EX, Bermuda.

(11)	Includes 333,333 shares of common stock available upon the conversion, at the current conversion price $0.30 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 250,000 shares of common stock available upon the conversion, at the current conversion price $0.40 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012.

(12)	Mr. McAdoo maintains a mailing address of 135 East 57th Street, 4th Floor, New York, New York 10022.

(13)	Includes 333,333 shares of common stock available upon the conversion, at the current conversion price $0.30 per share, of an 8% convertible debenture issued to Zanett on May 20, 2011 and 250,000 shares of common stock available upon the conversion, at the current conversion price $0.40 per share, of an 8% convertible debenture issued to Zanett on August 15, 2012. Also includes 437,710 shares of common stock held by Zanett. Mr. McAdoo is the President of McAdoo Capital, Inc., the investment manager to Zanett. Mr. McAdoo disclaims beneficial ownership of the 437,710 shares of common stock held by Zanett and the shares available to Zanett upon conversion of the convertible debentures.

(14)	CMD Investment Group maintains a mailing address at 12 Perrine Circle, Perrineville, New Jersey 08535.

(15)	RL & KC, LLC maintains a mailing address at 1012 Nutwood Avenue, Fullerton, California 92831.

(16)	Includes 769,231 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to RL & KC, LLC on December 12, 2013. Also includes 153,846 shares of common stock currently available for purchase under a warrant issued to RL & KC, LLC on December 12, 2013.

(17)	James C. Czir Trust maintains a mailing address at 425 Janish Drive, Sandpoint, Idaho 83864.

(18)	Includes 384,615 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to James C. Czir Trust on December 12, 2013. Also includes 76,923 shares of common stock currently available for purchase under a warrant issued to James C. Czir Trust on December 12, 2013.

(19)	Chris Hynes maintains a mailing address at P.O. Box 1937, Edwards, Colorado 81632.

(20)	Includes 576,923 shares of common stock available upon the conversion, at the current conversion price $0.13 per share, of a 10% convertible debenture issued to Chris Hynes on April 1, 2014. Also includes 115,385 shares of common stock currently available for purchase under a warrant issued to Chris Hynes on April 1, 2014.

Stock Option Plans

Scivanta currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of October 31, 2015, options to purchase 120,000 shares of Scivanta’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved Scivanta’s 2007 Equity Incentive Plan. The aggregate number of shares of common stock which may be awarded under the 2007 Equity Incentive Plan is 300,000, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, Scivanta’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares of common stock. As of October 31, 2015, options to purchase 83,332 shares of Scivanta’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of Scivanta’s common stock could be awarded under the 2007 Equity Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of October 31, 2015 on the number of shares of Scivanta’s common stock to be issued upon the exercise of outstanding options under the Equity Incentive Plans and upon the exercise of outstanding warrants issued by Scivanta as compensation outside of the Equity Incentive Plans and the number of shares of Scivanta’s common stock remaining available for future issuance under the Equity Incentive Plans.

EQUITY COMPENSATION PLAN TABLE
Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plan approved by security holders (1)	203,332	$1.70	731,076
Equity compensation arrangements not approved by security holders (2)	250,000	$0.13	--
Total	453,332	$0.83	731,076

(1)	Scivanta currently has two equity compensation plans, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan. Both of these plans are described herein and each has been approved by Scivanta’s stockholders. As a result of the adoption of the 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

(2)	Represents warrants to purchase common stock which were issued and outstanding as of October 31, 2015. See discussion below for additional information.

Equity Compensation Arrangements Not Approved by the Security Holders

See Note 7 “Stockholders’ Deficiency: Warrants to Purchase Common Stock” of our audited financial statements which begin on page F-1 of this annual report on Form 10-K for the year ended October 31, 2015.

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

During the fiscal year ended October 31, 2015, Scivanta was billed $72,355 pursuant to the terms of the Sublease Agreement. As of October 31, 2015, Scivanta owed Century Capital $105,000 for rent, $28,664 for expenses due under the Sublease Agreement and $235,815 for other expenses, which amounts are included in accounts payable – related party.

Director Independence

Anthony Giordano, III and Thomas J. DeSouza each qualify as independent directors and Lawrence M. Levy qualified during his term as an independent director in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC. Messrs. Giordano and DeSouza also serve on the audit committee and qualify as independent directors for the audit committee in accordance with NASDAQ’s definition of “independent director” and the rules and regulations of the SEC.

Item 14.	Principal Accountant Fees and Services

Audit Fees. Scivanta was billed $29,000 by WeiserMazars LLP for audit fees relating to Scivanta’s fiscal year ended October 31, 2015 and was billed $29,000 for audit fees relating to Scivanta’s fiscal year ended October 31, 2014. Audit fees incurred in each of the fiscal years ended October 31, 2015 and 2014 consisted of fees for the audit of Scivanta’s annual financial statements and review of quarterly financial statements.

Audit Related Fees. Scivanta did not incur any fees associated with audit related services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2015 and 2014. Audit-related fees are fees for assurance and related services, including primarily employee benefit plan audits, due diligence related to acquisitions, accounting consultations in connection with acquisitions, consultation concerning financial accounting and reporting standards and consultation concerning matters related to Section 404 of the Sarbanes Oxley Act of 2002.

Tax Fees. Scivanta did not incur any fees associated with tax services relating to the fiscal years ended October 31, 2015 and 2014.

All Other Fees. Scivanta did not incur any fees associated with non-audit services with WeiserMazars LLP, or any other accounting firm, relating to fiscal years ended October 31, 2015 and 2014.

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

DATE:	SCIVANTA MEDICAL CORPORATION

January 27, 2016	By:	/s/ David R. LaVance
David R. LaVance
Chairman of the Board of Directors, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David R. LaVance	Chairman of the Board of Directors, President and	January 27, 2016
David R. LaVance	Chief Executive Officer

/s/ Thomas S. Gifford	Executive Vice President, Chief Financial Officer,	January 27, 2016
Thomas S. Gifford	Secretary and Director

/s/ Anthony Giordano, III	Director	January 27, 2016
Anthony Giordano, III

/s/ Thomas J. DeSouza	Director	January 27, 2016
Thomas J. DeSouza

Scivanta Medical Corporation

 Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scivanta Medical Corporation

We have audited the accompanying balance sheets of Scivanta Medical Corporation (the “Company”) as of October 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the two years in the period ended October 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Scivanta Medical Corporation as of October 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended October 31, 2015 in conformity with U.S. generally accepted accounting principles.

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

/s/ WeiserMazars LLP

Edison, New Jersey

January 27, 2016

Scivanta Medical Corporation

 Balance Sheets

	October 31, 2015	October 31, 2014
Assets
Current assets:
Cash	$21,658	$26,114
Prepaid expenses	6,969	6,673

Total current assets	$28,627	$32,787

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$102,086	$101,055
Accounts payable - related party	369,479	211,898
Accrued expenses	119,046	62,144
Convertible debentures	694,791	617,262

Total current liabilities	1,285,402	992,359

Notes payable	105,000	105,000

Total liabilities	1,390,402	1,097,359

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	--	--
Common stock, $.001 par value; 500,000,000 shares authorized; 6,359,055 issued and outstanding	6,359	6,359
Additional paid-in capital	23,080,594	23,070,589
Accumulated deficit	(24,448,728)	(24,141,520)

Total stockholders' deficiency	(1,361,775)	(1,064,572)

Total liabilities and stockholders' deficiency	$28,627	$32,787

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

 Statements of Operations

	Years Ended October 31,
	2015	2014

Revenue	$--	$--

Operating expenses:
General and administrative	236,273	426,168
Gain on settlement of accounts payable	--	(80,656)
Loss from operations	(236,273)	(345,512)

Interest expense	(70,935)	(78,869)

Net loss	$(307,208)	$(424,381)

Net loss per common share, basic and diluted	$(0.05)	$(0.07)

Weighted average number of common shares outstanding, basic and diluted	6,359,055	6,148,090

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Stockholders’ Deficiency

 For the Years Ended October 31, 2015 and 2014

	Common Stock		Additional		Total
	Number	$0.001	Paid-in	Accumulated	Stockholders'
	of Shares	Par Value	Capital	Deficit	Deficiency
Balance at October 31, 2013	5,429,384	$5,429	$22,880,390	$(23,717,139)	$(831,320)
Shares issued as payment of accounts payable	230,769	231	29,769		30,000
Shares issued as payment of accounts payable – related party	461,538	462	59,538		60,000
Shares issued as payment of interest due on February 1, 2007 convertible debentures	123,078	123	15,877		16,000
Shares issued as payment of interest due on May 20, 2011 convertible debenture	57,143	57	7,943		8,000
Shares issued as payment of interest due on August 15, 2012 convertible debenture	57,143	57	7,943		8,000
Discount on convertible debentures issued on December 12, 2013 and April 1, 2014			36,796		36,796
Stock based compensation			32,333		32,333
Net loss				(424,381)	(424,381)
Balance at October 31, 2014	6,359,055	6,359	23,070,589	(24,141,520)	(1,064,572)
Discount on convertible debentures issued on February 12, 2015 and September 14, 2015			10,005		10,005
Net loss			(307,208)	(307,208)
Balance at October 31, 2015	6,359,055	$6,359	$23,080,594	$(24,448,728)	$(1,361,775)

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

	Years Ended October 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(307,208)	$(424,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation expense	--	32,333
Gain on settlement of accounts payable	--	(80,656)
Accretion of interest on convertible debentures	12,534	29,058
Changes in operating assets and liabilities:
Prepaid expenses	(296)	5,345
Accounts payable	1,031	(3,873)
Accounts payable - related party	157,581	175,239
Accrued expenses	56,902	52,756
Net cash used in operating activities	(79,456)	(214,179)

Cash flows from financing activities:
Repayment of notes payable	--	(4,615)
Proceeds from issuance of convertible debentures	75,000	225,000
Net cash provided by financing activities	75,000	220,385
(Decrease) increase in cash	(4,456)	6,206
Cash – beginning of year	26,114	19,908
Cash – end of year	$21,658	$26,114

Supplemental disclosure of cash flow information:
Cash paid for interest	$--	$54
Cash paid for income taxes	$500	$500
Noncash financing activities:
Issuance of 461,538 shares of common stock as payment of accounts payable – related party	$--	$60,000
Issuance of 230,769 shares of common stock as payment of accounts payable	$--	$30,000
Issuance of 237,364 shares of common stock as payment of interest due on convertible debentures	$--	$32,000
Discount recorded in connection with issuance of convertible debentures	$10,005	$36,796

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Financial Statements

1.	Organization and Description of Business

Scivanta Medical Corporation (“Scivanta” or the “Company”), originally incorporated in New Jersey on November 29, 1982, is currently a Nevada corporation headquartered in Spring Lake, New Jersey. The Company ceased selling all products during the fiscal year ended October 31, 2004.

On November 10, 2006, the Company licensed the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. The Company has ceased all development activity related to the SCMS. On January 22, 2016, the Company and the licensor terminated the license agreement related to the SCMS (see Note 4).

The Company’s strategy for business development is focused on the acquisition, through licensing or purchasing, of medical devices, pharmaceuticals and other proprietary technologies, patented products or services. Any such acquisitions will be contingent upon the Company’s ability to secure the financing required to fund such acquisitions.

2.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $1,256,775 and an accumulated deficit of $24,448,728 as of October 31, 2015. The Company has not made $625,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

During the fiscal years ended October 31, 2015 and 2014, the Company recorded non-employee stock-based compensation expense of $0 and $32,333, respectively, which amounts were included in general and administrative expenses.

Net Loss Per Common Share

Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants and conversion of convertible debt that are deemed to be dilutive. The dilutive effect of the outstanding stock options, warrants and convertible debt is computed using the treasury stock method.

For the fiscal year ended October 31, 2015, diluted net loss per share did not include the effect of 203,332 shares of common stock issuable upon the exercise of outstanding options, 750,000 shares of common stock issuable upon the exercise of outstanding warrants and 3,166,667 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

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

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the SCMS. A cash payment of $105,000 is payable by the Company to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology (see Note 9).

On January 22, 2016, the Company and the Licensor entered into an agreement to terminate the License Agreement (the “License Termination Agreement”). The Company and the Licensor released each other from any and all claims and liabilities related to the License Agreement, including the $105,000 payment due to Hickey (see Note 9). In addition, pursuant to the License Termination Agreement, the Company assigned all intellectual property related to the SCMS to the Licensor and returned all property in its possession related to the SCMS to the Licensor.

5.	Income Taxes

The difference between the statutory federal income tax rate on the Company’s pre-tax loss and the Company’s effective income tax rate is summarized as follows:

	Years Ended
	October 31, 2015		October 31, 2014
	Amount	Percent	Amount	Percent
Income tax provision at federal statutory rate	$(104,451)	34%	$(144,290)	34%
Effect of state taxes, net of federal benefit	(18,432)	6	(25,463)	6
Change in valuation allowance	74,358	(24)	81,817	(19)
Expiration of state net operating losses	47,339	(16)	--	--
Stock based compensation	--	--	84,313	(20)
Other	1,186	--	3,623	(1)
	$--	--%	$--	--%

Significant components of the Company’s deferred tax assets as of October 31, 2015 and 2014 are shown below. In determining whether the deferred tax assets will be realized, the Company considered numerous factors, including historical profitability, estimated future taxable income and the industry in which it operates. As of October 31, 2015 and 2014, a valuation allowance was recorded to fully offset the net deferred tax assets, as it was determined by management that the realization of the net deferred tax assets were not likely to occur in the foreseeable future. The valuation allowance increased $74,358 during the fiscal year ended October 31, 2015, attributable primarily to the Company’s continuing operating losses for the fiscal year ended October 31, 2015 and the Company’s belief that its remaining net operating losses would not be realized. Additionally, certain options and warrants that expired prior to the fiscal year ended October 31, 2013 will not generate any future tax benefit and accordingly, their deferred tax asset value was reduced to zero during the fiscal year ended October 31, 2014.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred taxes consist of the following:

	Years Ended October 31,
	2015	2014

Net operating loss	$6,113,840	$6,023,403
Accrued compensation	173,318	173,318
Depreciation and amortization	5,513	6,090
License costs	108,617	123,839
Stock based compensation	130,561	130,841
Total gross deferred tax assets	6,531,849	6,457,491
Valuation allowance	(6,531,849)	(6,457,491)
Net deferred tax assets	$--	$--

As of October 31, 2015, the Company had federal and state operating losses of approximately $17,336,000 and $3,112,000, respectively. The federal operating losses expire in the years 2022 through 2035 and the state operating losses expire in the years 2016 through 2035.

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

The Company’s fiscal 2013, 2014 and 2015 federal and state income tax returns are open for examination by the applicable governmental authorities.

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

During the fiscal year ended October 31, 2015, the Company was billed $72,355 pursuant to the terms of the Sublease Agreement. As of October 31, 2015, the Company owed Century Capital $105,000 for rent due under the Sublease Agreement, $28,664 for expenses due under the Sublease Agreement and $235,815 for other expenses, which amounts are included in accounts payable – related party.

During the fiscal year ended October 31, 2014, the Company was billed $68,488 pursuant to the terms of the Sublease Agreement.

7.	Stockholders’ Deficiency

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

Issuance of Common Stock as Payment of Interest Due on Convertible Debentures

On January 8, 2014, the Company issued 57,143 shares of its common stock to the holder of the May 2011 Debenture (as hereinafter defined) in satisfaction of $8,000 of interest due for the period May 20, 2012 through May 19, 2013 (see Note 8).

On January 8, 2014, the Company issued 57,143 shares of its common stock to the holder of the August 2012 Debenture (as hereinafter defined) in satisfaction of $8,000 of interest due for the period August 15, 2012 through August 15, 2013 (see Note 8).

On April 30, 2014, the Company issued an aggregate of 123,078 shares of its common stock to the holders of the February 2007 Debentures (as hereinafter defined) in satisfaction of $16,000 of interest due for the period February 1, 2013 through January 31, 2014 (see Note 8).

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000 shares. As of October 31, 2015, options to purchase 120,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The 2007 Equity Incentive Plan was placed into effect in order to encourage and enable employees and directors of the Company to acquire or increase their holdings of the Company’s common stock and to promote these individual’s interests in the Company thereby enhancing the efficiency, soundness, profitability, growth and stockholder value of the Company. The 2007 Equity Incentive Plan provides for awards in the form of restricted shares, incentive stock options, non-qualified stock options and stock appreciation rights. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of October 31, 2015, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the fiscal years ended October 31, 2015 and 2014 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2013	241,432	$1.57	$--
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(34,600)	$0.99
Outstanding at October 31, 2014	206,832	$1.67	$--
Granted during the period	--	--
Exercised during the period	--	--
Terminated during the period	(3,500)	$0.20
Outstanding at October 31, 2015	203,332	$1.70	$--
Exercisable at October 31, 2015	203,332	$1.70	$--
Exercisable at October 31, 2014	206,832	$1.67	$--

No stock options were granted during the fiscal years ended October 31, 2015 or 2014.

Information with respect to outstanding options and options exercisable as of October 31, 2015 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$0.80	10,000	$0.80	0.2	10,000	$0.80	0.2
$1.40	83,332	$1.40	2.9	83,332	$1.40	2.9
$2.00	110,000	$2.00	1.3	110,000	$2.00	1.3
	203,332	$1.70	1.9	203,332	$1.70	1.9

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

A summary of warrant transactions during the fiscal years ended October 31, 2015 and 2014 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2013	20,000	$0.40	$--
Issued during the period	596,154	$0.13
Exercised during the period	--	--
Terminated during the period	(20,000)	$0.40
Outstanding at October 31, 2014	596,154	$0.13	$--
Issued during the period	153,846	$0.10
Exercised during the period	--	--
Terminated during the period	--	--
Outstanding at October 31, 2015	750,000	$0.12	$--
Exercisable at October 31, 2015	596,154	$0.13	$--
Exercisable at October 31, 2014	250,000	$0.13	$--

Warrants issued by the Company contain exercise prices as determined by the Company’s board of directors, but such exercise prices were not less than the market value of the Company's common stock on the date of issuance. Warrants issued may vest over a period of up to five years and have a maximum term of ten years from the date of issuance.

As of October 31, 2015, the weighted average remaining contractual life for warrants outstanding was 2.1 years and for warrants exercisable was 2.0 years.

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

For each of the fiscal years ended October 31, 2015 and 2014, the Company recorded a total of $16,000 of interest expense related to the February 2007 Debentures. As of October 31, 2015, $27,969 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expense. As of October 31, 2015 and 2014, the Company classified the $200,000 outstanding principal of the February 2007 Debentures as a component of current convertible debentures.

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

For each of the fiscal years ended October 31, 2015 and 2014, the Company recorded a total of $8,002 of interest expense related to the May 2011 Debenture. As of October 31, 2015, $19,624 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expense. As of October 31, 2015 and 2014, the Company classified the $100,000 outstanding principal of the May 2011 Debenture as a component of current convertible debentures.

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

For each of the fiscal years ended October 31, 2015 and 2014, the Company recorded a total of $8,002 of interest expense related to the August 2012 Debenture. As of October 31, 2015, $17,804 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expense. As of October 31, 2015 and 2014, the Company classified the $100,000 outstanding principal on the August 2012 Debenture as a component of current convertible debentures.

December 2013 and April 2014 Convertible Debentures and Warrants

On December 12, 2013, the Company issued 10% convertible debentures to two individual investors (the “December 2013 Debentures”) and on April 1, 2014, the Company issued a 10% convertible debenture to one individual investor (the “April 2014 Debenture” and together with the December 2013 Debentures, the “Debentures”). In connection with the issuance of the Debentures, the Company issued warrants (the “Debenture Warrants”) to purchase shares of the Company’s common stock equal to 20% of the aggregate principal amount of the Debentures. The gross proceeds received in connection with this private placement were $225,000. The Debentures have a one year term with principal and interest on the December 2013 Debentures due December 12, 2014 and principal and interest on the April 2014 Debenture due April 1, 2015. The Debentures bear interest at a rate of 10% per annum. The Company has not made payment on outstanding principal of the Debentures and, as a result, such obligations can be placed in default by the holders.

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

The Debenture Warrants have a three year term and provide the holders the right to purchase shares of the Company’s common stock equal to 20% of the principal amount of the related Debenture divided by: (a) 80% of the per share price paid by the purchasers of Company’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in a Qualified Financing, if no shares of the Company’s common stock are issued in the Qualified Financing; or (c) $0.13, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock are issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the Debenture Warrants issuance date. An aggregate of 346,154 shares of the Company’s common stock can be issued under the Debenture Warrants at the current exercise price of $0.13 per share. All of the shares of the Company’s common stock underlying the Debenture Warrants have vested. The exercise price of the Debenture Warrants will be subject to adjustment for stock dividends, stock splits, or similar events.

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

For the fiscal year ended October 31, 2015, the Company recorded a total of $30,238 ($7,738 accreted) of interest expense related to the Debentures. As of October 31, 2015, there no remaining unamortized discount on the Debentures. Accordingly, the net carrying value of the Debentures was $225,000, which was recorded as a component of current convertible debentures. As of October 31, 2015, $40,252 of interest due on the Debentures was accrued and is included as a component of accrued expenses. For the fiscal year ended October 31, 2014, the Company recorded a total of $46,811 ($29,058 accreted) of interest expense related to the Debentures.

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

The Company separately accounted for the liability and equity components of the February 2015 Debenture based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $5,983 for the February 2015 Debenture to account for the relative fair value attributable to the February 2015 Debenture Warrant. The $5,983 debt discount is being accreted as interest expense using the effective interest method over the one-year term of the February 2015 Debenture.

For the fiscal year ended October 31, 2015, the Company recorded a total of $7,853 ($4,278 accreted) of interest expense related to the February 2015 Debenture. As of October 31, 2015, $3,575 of interest due on the February 2015 Debenture was accrued and is included as a component of accrued expenses. As of October 31, 2015, the unamortized discount on the February 2015 Debenture was $1,705 and the net carrying value of the Debentures was $48,295, which was recorded as a component of current convertible debentures.

September 2015 Convertible Debentures and Warrants

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

The entire principal and accrued interest amount of the September 2015 Debentures is convertible into shares of the Company’s common stock: (a) upon a Qualified Financing; (b) at the option of the holder, at the maturity date of the September 2015 Debentures; or (c) at the option of the holder, upon a change in control of the Company, as defined in the September 2015 Debentures. Upon the occurrence of a Qualified Financing, the September 2015 Debentures are convertible into shares of the Company’s common stock at a conversion price equal to: (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.065, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing. On the maturity date or upon a change in control of the Company, the September 2015 Debentures are convertible into shares of the Company’s common stock at $0.065 per share. The quoted market price of the Company’s common stock on September 14, 2015 was $0.065 per share. An aggregate of 384,615 shares of the Company’s common stock can be issued pursuant to the September 2015 Debentures at the current conversion price of $0.065 per share.

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

The Company separately accounted for the liability and equity components of the September 2015 Debentures based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $4,022 for the September 2015 Debentures to account for the relative fair value attributable to the September 2015 Debenture Warrants. The $4,022 debt discount is being accreted as interest expense using the effective interest method over the one-year term of the September 2015 Debentures.

For the fiscal year ended October 31, 2015, the Company recorded a total of $840 ($518 accreted) of interest expense related to the September 2015 Debentures. As of October 31, 2015, $322 of interest due on the September 2015 Debentures was accrued and is included as a component of accrued expenses. As of October 31, 2015, the unamortized discount on the September 2015 Debentures was $3,504 and the net carrying value of the Debentures was $21,496, which was recorded as a component of current convertible debentures.

9.	Notes Payable

Pursuant to the License Agreement (see Note 4), a cash payment of $105,000 is payable to Hickey as follows: (a) $50,000 is due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 is due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology. As of October 31, 2015 and 2014, the Company classified the $105,000 due to Hickey as a non-current note payable (see Note 4).

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

11.	Subsequent Events

Issuance of January 2016 Debenture and Warrant

On January 4, 2016, the Company issued a 10% convertible debenture to an individual investor (the “January 2016 Debenture”). In connection with the issuance of the January 2016 Debenture, the Company issued a warrant (the “January 2016 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the January 2016 Debenture. The gross proceeds received in connection with this private placement were $50,000. The January 2016 Debenture has a one-year term with principal and interest due January 4, 2017. The January 2016 Debenture bears interest at a rate of 10% per annum.

The entire principal and accrued interest amount of the January 2016 Debenture is convertible into shares of the Company’s common stock: (a) upon a Qualified Financing; (b) at the option of the holder, at the maturity date of the January 2016 Debenture; or (c) at the option of the holder, upon a change in control of the Company, as defined in the January 2016 Debenture. Upon the occurrence of a Qualified Financing, the January 2016 Debenture is convertible into shares of the Company’s common stock at a conversion price equal to: (i) 80% of the per share price paid by the purchasers of the Company’s common stock in the Qualified Financing; (ii) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock, if no shares of the Company’s common stock are issued in the Qualified Financing; or (iii) $0.065, if no shares of the Company’s common stock or instruments convertible into shares of the Company’s common stock are issued in the Qualified Financing. On the maturity date or upon a change in control of the Company, the January 2016 Debenture is convertible into shares of the Company’s common stock at $0.065 per share. The quoted market price of the Company’s common stock on January 4, 2016 was $0.025 per share. An aggregate of 769,230 shares of the Company’s common stock can be issued pursuant to the January 2016 Debenture at the current conversion price of $0.065 per share.

The January 2016 Debenture Warrant has a three year term and provides the holder the right to purchase shares of the Company’s common stock equal to 20% of the principal amount of the related January 2016 Debenture divided by: (a) 80% of the per share price paid by the purchasers of the Company’s common stock in a Qualified Financing; (b) 80% of the per share conversion price of any instrument convertible into shares of the Company’s common stock issued in a Qualified Financing, if no shares of the Company’s common stock are issued in the Qualified Financing; or (c) $0.065, if no shares of the Company’s common stock or no instruments convertible into shares of the Company’s common stock are issued in a Qualified Financing or if a Qualified Financing is not consummated within one year from the January 2016 Debenture Warrant issuance date. An aggregate of 153,846 shares of the Company’s common stock can be issued under the January 2016 Debenture Warrant at the current exercise price of $0.065 per share. All of the shares of the Company’s common stock underlying the January 2016 Debenture Warrant vest on the earlier of (a) one year from the January 2016 Debenture Warrant issuance date, or (b) the consummation of a Qualified Financing. The exercise price of the January 2016 Debenture Warrant will be subject to adjustment for stock dividends, stock splits, or similar events.

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1	Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2	Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5	8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6	8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

4.7	Form of 10% Convertible Debenture issued on: December 12, 2013 in the principal amount of $150,000; April 1, 2014 in the principal amount of $75,000; February 12, 2015 in the principal amount of $50,000; September 14, 2015 in the principal amount of $25,000; and January 4, 2016 in the principal amount of $50,000 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013).

E-1

Exhibit
Number	Description of Exhibit
10.1	The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2	Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.3	Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.3.1	First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

10.3.2	License Termination Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated January 22, 2016.

10.4*	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5*	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.7*	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

E-2

Exhibit
Number	Description of Exhibit
10.8*	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.9*	Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10*	Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11*	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.12*	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13*	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14*	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15*	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16*	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

E-3

Exhibit
Number	Description of Exhibit
21.1	Subsidiaries of Scivanta Medical Corporation

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

* Constitutes a management contract

E-4