Form 10-Q
period 2016-01-31
SCIVANTA MEDICAL CORP
filed 2016-03-15
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

As of March 11, 2016, there were 6,359,055 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

The balance sheet as of January 31, 2016 and the related statements of operations for the three months ended January 31, 2016 and 2015 and cash flows for the three months ended January 31, 2016 and 2015 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2015.

The results of operations for the three months ended January 31, 2016 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation

Balance Sheets

(Unaudited)

	January 31, 2016	October 31, 2015
Assets
Current assets:
Cash	$53,072	$21,658
Prepaid expenses	6,169	6,969

Total current assets and total assets	$59,241	$28,627

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$109,305	$102,086
Accounts payable - related party	416,632	369,479
Accrued expenses	150,058	119,046
Convertible debentures	744,078	694,791

Total current liabilities	1,420,073	1,285,402

Note payable	—	105,000

Total liabilities	1,420,073	1,390,402

Commitments

Stockholders’ deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $.001 par value; 500,000,000 shares authorized; 6,359,055 shares issued and outstanding	6,359	6,359
Additional paid-in capital	23,084,098	23,080,594
Accumulated deficit	(24,451,289)	(24,448,728)

Total stockholders’ deficiency	(1,360,832)	(1,361,775)

Total liabilities and stockholders’ deficiency	$59,241	$28,627

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2016	2015

Revenue	$—	$—

Operating expenses:
General and administrative	88,758	54,302
Gain on settlement of note payable	(105,000)	—

Income (loss) from operations	16,242	(54,302)

Interest expense	(18,803)	(19,506)

Net loss	$(2,561)	$(73,808)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted	6,359,055	6,359,055

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,561)	$(73,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of note payable	(105,000)	—
Accretion of interest on convertible debentures	2,791	5,768
Changes in operating assets and liabilities:
Prepaid expenses	800	656
Accounts payable	7,219	763
Accounts payable - related party	47,153	30,824
Accrued expenses	31,012	20,238
Net cash used in operating activities	(18,586)	(15,559)

Cash flows from financing activities:
Proceeds from issuance of convertible debenture	50,000	—

Increase (decrease) in cash	31,414	(15,559)
Cash - beginning of period	21,658	26,114
Cash – end of period	$53,072	$10,555

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$500	$500

Noncash financing activity:
Discount recorded in connection with issuance of convertible debenture	$3,504	$—

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Unaudited Financial Statements

1. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $1,360,832 and an accumulated deficit of $24,451,289 as of January 31, 2016. The Company has not made $675,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On November 10, 2006, the Company licensed the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the Scivanta Cardiac Monitoring System (the “SCMS”), a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. On January 22, 2016, the Company and the Licensor (as hereinafter defined) terminated the SCMS license agreement and, as a result, all property related to the SCMS held by the Company, including intellectual property, was assigned and returned to the Licensor (see Note 2).

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

Pursuant to the License Agreement, the Licensor granted the Company the exclusive world-wide rights to develop, manufacture and distribute certain proprietary technologies known as the SCMS. A cash payment of $105,000 was payable by the Company to Hickey as follows: (a) $50,000 was due to Hickey on or before a date that is thirty (30) days after the closing of any single financing by the Company of at least $3,000,000 or any series of financings by the Company within a six (6) month period totaling at least $3,000,000; and (b) $55,000 was due to Hickey on or before the date that is thirty (30) days after the first commercial sale of a product utilizing the licensed technology (see Note 4).

On January 22, 2016, the Company and the Licensor entered into an agreement to terminate the License Agreement (the “License Termination Agreement”). The Company and the Licensor released each other from any and all claims and liabilities related to the License Agreement, including the $105,000 payment due to Hickey (see Note 4). In addition, pursuant to the License Termination Agreement, the Company assigned all intellectual property related to the SCMS to the Licensor and returned all property in its possession related to the SCMS to the Licensor.

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

During the three months ended January 31, 2016, the Company was billed $21,954 pursuant to the terms of the Sublease Agreement. As of January 31, 2016, the Company owed Century Capital $120,000 for rent due under the Sublease Agreement, $35,618 for expenses due under the Sublease Agreement and $261,014 for other expenses, which amounts are included in accounts payable – related party. During the three months ended January 31, 2015, the Company was billed $17,620 pursuant to the terms of the Sublease Agreement.

4. Note Payable

Pursuant to the License Agreement, a cash payment of $105,000 was payable to Hickey. Pursuant to the License Termination Agreement, the Licensor released the Company from any obligation regarding payment of the $105,000 to Hickey (see Note 2). Accordingly, for the three months ended January 31, 2016, the Company recorded a $105,000 gain on the settlement of the note payable.

5. Convertible Debentures

February 2007 Convertible Debentures

On February 8, 2007, the Company issued 8% convertible debentures, dated February 1, 2007, in the aggregate principal amount of $250,000 to individual investors (the “February 2007 Debentures”). The February 2007 Debentures bear interest at a rate of 8% per annum and originally had a three year term, maturing on January 31, 2010, which was initially extended to January 31, 2012. On January 11, 2012, the Company issued 50,000 shares of common stock as full payment of $50,000 of outstanding principal on certain February 2007 Debentures. The Company has not made payment on the remaining outstanding balances of the February 2007 Debentures and, as a result, such obligations can be placed in default by the holders.

For each of the three months ended January 31, 2016 and 2015, the Company recorded a total of $4,033 of interest expense related to the February 2007 Debentures. As of January 31, 2016, $32,002 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expenses. As of January 31, 2016, the Company recorded the $200,000 of outstanding principal due on the February 2007 Debentures as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the principal amount of $100,000 to an institutional investor (the “May 2011 Debenture”). The May 2011 Debenture bears interest at a rate of 8% per annum and originally had a three year term maturing on May 20, 2014. Effective May 20, 2014, the holder agreed to a new maturity date of May 20, 2015. The Company has not made payment on the outstanding balance of the May 2011 Debenture and, as a result, such obligation can be placed in default by the holder.

For each of the three months ended January 31, 2016 and 2015, the Company recorded a total of $2,017 of interest expense related to the May 2011 Debenture. As of January 31, 2016, $21,641 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses. As of January 31, 2016, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the principal amount of $100,000 to an institutional investor (the “August 2012 Debenture”). The August 2012 Debenture has a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum. The Company has not made payment on the outstanding balance of the August 2012 Debenture and, as a result, such obligation can be placed in default by the holder.

For each of the three months ended January 31, 2016 and 2015, the Company recorded a total of $2,017 of interest expense related to the August 2012 Debenture. As of January 31, 2016, $19,821 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses. As of January 31, 2016, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of current convertible debentures.

December 2013 and April 2014 Convertible Debentures and Warrants

On December 12, 2013, the Company issued 10% convertible debentures in the aggregate principal amount of $150,000 to two individual investors (the “December 2013 Debentures”) and on April 1, 2014, the Company issued a 10% convertible debenture in the principal amount of $75,000 to one individual investor (the “April 2014 Debenture” and together with the December 2013 Debentures, the “Debentures”). In connection with the issuance of the Debentures, the Company issued warrants (the “Debenture Warrants”) to purchase shares of the Company’s common stock equal to 20% of the aggregate principal amount of the Debentures. The Debentures have a one year term with principal and interest on the December 2013 Debentures due December 12, 2014 and principal and interest on the April 2014 Debenture due April 1, 2015. The Debentures bear interest at a rate of 10% per annum. The Company has not made payment on the outstanding balances of the Debentures and, as a result, such obligations can be placed in default by the holders.

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

For the three months ended January 31, 2016, the Company recorded a total of $5,671 of interest expense related to the Debentures. As of January 31, 2016, $45,923 of interest due on the Debentures was accrued and is included as a component of accrued expenses. As of January 31, 2016, there was no remaining unamortized discount on the Debentures and the net carrying value of the Debentures was $225,000, which was recorded as a component of current convertible debentures. For the three months ended January 31, 2015, the Company recorded a total of $11,439 ($5,768 accreted) of interest expense related to the Debentures.

February 2015 Convertible Debenture and Warrant

On February 12, 2015, the Company issued a 10% convertible debenture in the principal amount of $50,000 to an individual investor (the “February 2015 Debenture”). In connection with the issuance of the February 2015 Debenture, the Company issued a warrant (the “February 2015 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the February 2015 Debenture. The February 2015 Debenture has a one-year term with principal and interest due February 12, 2016. The February 2015 Debenture bears interest at a rate of 10% per annum. The Company has not made payment on the outstanding balance of the February 2015 Debenture and, as a result, such obligation can be placed in default by the holders.

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

For the three months ended January 31, 2016, the Company recorded a total of $2,768 ($1,508 accreted) of interest expense related to the February 2015 Debenture. As of January 31, 2016, $4,835 of interest due on the February 2015 Debenture was accrued and is included as a component of accrued expenses. As of January 31, 2016, the unamortized discount on the February 2015 Debenture was $197 and the net carrying value of the February 2015 Debenture was $49,803, which was recorded as a component of current convertible debentures.

September 2015 Convertible Debentures and Warrants

On September 14, 2015, the Company issued 10% convertible debentures in the aggregate principal amount of $25,000 to three individual investors (the “September 2015 Debentures”). In connection with the issuance of the September 2015 Debentures, the Company issued warrants (the “September 2015 Debenture Warrants”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the September 2015 Debentures. The September 2015 Debentures have a one-year term with principal and interest due September 14, 2016. The September 2015 Debentures bear interest at a rate of 10% per annum.

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

For the three months ended January 31, 2016, the Company recorded a total of $1,644 ($1,014 accreted) of interest expense related to the September 2015 Debentures. As of January 31, 2016, $952 of interest due on the September 2015 Debentures was accrued and is included as a component of accrued expenses. As of January 31, 2016, the unamortized discount on the September 2015 Debentures was $2,490 and the net carrying value of the September 2015 Debentures was $22,510, which was recorded as a component of current convertible debentures.

January 2016 Debenture and Warrant

On January 4, 2016, the Company issued a 10% convertible debenture in the principal amount of $50,000 to an individual investor (the “January 2016 Debenture”). In connection with the issuance of the January 2016 Debenture, the Company issued a warrant (the “January 2016 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the January 2016 Debenture. The January 2016 Debenture has a one-year term with principal and interest due January 4, 2017. The January 2016 Debenture bears interest at a rate of 10% per annum.

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

The Company separately accounted for the liability and equity components of the January 2016 Debenture based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $3,504 for the January 2016 Debenture to account for the relative fair value attributable to the January 2016 Debenture Warrant. The $3,504 debt discount is being accreted as interest expense using the effective interest method over the one-year term of the January 2016 Debenture.

For the three months ended January 31, 2016, the Company recorded a total of $653 ($269 accreted) of interest expense related to the January 2016 Debenture. As of January 31, 2016, $384 of interest due on the January 2016 Debenture was accrued and is included as a component of accrued expenses. As of January 31, 2016, the unamortized discount on the January 2016 Debenture was $3,235 and the net carrying value of the January 2016 Debenture was $46,765, which was recorded as a component of current convertible debentures.

6. Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”). All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant. For each of the three months ended January 31, 2016 and 2015, the Company did not record any employee stock-based compensation expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.” For each of the three months ended January 31, 2016 and 2015, the Company did not record any non-employee stock-based compensation expense.

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

For the three months ended January 31, 2016, diluted net loss per share did not include the effect of 193,332 shares of common stock issuable upon the exercise of outstanding options, 903,846 shares of common stock issuable upon the exercise of outstanding warrants and 3,935,897 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

For the three months ended January 31, 2015, diluted net loss per share did not include the effect of 203,332 shares of common stock issuable upon the exercise of outstanding options, 596,154 shares of common stock issuable upon the exercise of outstanding warrants and 2,397,436 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

8. Stockholders’ Equity

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of January 31, 2016, options to purchase 110,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of January 31, 2016, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

Stock option awards under the Equity Incentive Plans were granted at prices as determined by the Company’s compensation committee, but such prices were not less than the fair market value of the Company’s common stock on the date of grant. Stock options granted and outstanding include only non-qualified stock options that vested over a period of up to five years and have a maximum term of ten years from the date of grant.

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the three months ended January 31, 2016 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2015	203,332	$1.70	$-
Granted during the period	-	-
Exercised during the period	-	-
Expired during the period	(10,000)	$0.80
Outstanding at January 31, 2016	193,332	$1.74	$-
Exercisable at January 31, 2016	193,332	$1.74	$-
Exercisable at October 31, 2015	203,332	$1.70	$-

Information with respect to stock options outstanding and stock options exercisable as of January 31, 2016 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$1.40	83,332	$1.40	2.6	83,332	$1.40	2.6
$2.00	110,000	$2.00	1.0	110,000	$2.00	1.0
	193,332	$1.74	1.7	193,332	$1.74	1.7

Warrant to Purchase Common Stock

A summary of warrant transactions during the three months ended January 31, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2015	750,000	$0.12	$-
Issued during the period	153,846	$0.07
Exercised during the period	-	-
Expired during the period	-	-
Outstanding at January 31, 2016	903,846	$0.11	$-
Exercisable at January 31, 2016	596,154	$0.13	$-
Exercisable at October 31, 2015	596,154	$0.13	$-

As of January 31, 2016, the weighted average remaining contractual life for warrants outstanding was 2.1 years and for warrants exercisable was 1.8 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Background

Scivanta is a Nevada corporation headquartered in Spring Lake, New Jersey. Scivanta currently does not sell any products or technologies.

On November 10, 2006, we acquired the exclusive world-wide rights to develop, manufacture and distribute the SCMS, a minimally invasive two-balloon esophageal catheter system used to monitor cardiac performance. On January 22, 2016, Scivanta and the Licensor entered into the License Termination Agreement pursuant to which the License Agreement was terminated and, as a result, all property related to the SCMS held by Scivanta, including intellectual property, was assigned and returned to the Licensor. Scivanta is currently searching for a new business, technology, product or service to acquire.

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

The critical accounting estimates that we believe affect the more significant judgments and estimates used in preparation of the financial statements contained elsewhere herein are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015. There have been no material changes to the critical accounting policies.

Results of Operations

General and Administrative. For the three months ended January 31, 2016, general and administrative expenses were $88,758, as compared to $54,302 for the three months ended January 31, 2015. The $34,456, or 63%, increase in general and administrative expenses for the three months ended January 31, 2016 was primarily due to a $18,000 increase in consulting expenses, a $5,522 increase in legal expenses and a $2,818 increase in travel expenses, each related to fundraising efforts and evaluation of potential acquisitions, and a $4,934 increase in office related expenses.

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

Gain on Settlement of Note Payable. For the three months ended January 31, 2016, we recognized a $105,000 gain on the settlement of the note payable to Hickey pursuant to the License Termination Agreement.

Interest Expense. For the three months ended January 31, 2016, interest expense was $18,803, as compared to $19,506 for the three months ended January 31, 2015. The $703, or 4%, decrease in interest expense for the three months ended January 31, 2016 was due to a $2,977 decrease in accreted interest on debt discount related to convertible debentures, offset by a $2,274 increase in interest expense related to convertible debentures.

Net Loss. For the three months ended January 31, 2016, our net loss was $2,561, or $0.00 per share (basic and diluted), as compared to a net loss of $73,808, or $0.01 per share (basic and diluted), for the three months ended January 31, 2015. The $71,247, or 97%, decrease in net loss for the three months ended January 31, 2016 was primarily due to the $105,000 gain on the settlement of a note payable, offset by a $34,456 increase in general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2016, we had a working capital deficiency of $1,360,832 and cash on hand of $53,072. The $31,414 increase in cash on hand from October 31, 2015 was primarily due to the receipt of $50,000 of gross proceeds from the January 2016 Debenture, offset by our continuing operating expenses.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate any revenue from operations. Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and through the issuance of our common stock in exchange for services.

As of March 11, 2016, our cash position was approximately $52,700. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $675,000 of principal payments due on certain convertible debentures and, as a result, these obligations can be placed in default by the holders. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Other than unregistered sales of equity securities previously reported in the Company’s annual report on Form 10-K, or quarterly reports on Form 10-Q, or current reports on Form 8-K, there were no unregistered sales of equity securities by the Company during the three month period ended January 31, 2016.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See Index of Exhibits Commencing on Page E-1.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:	SCIVANTA MEDICAL CORPORATION

March 15, 2016	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

March 15, 2016	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1	Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2	Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5	8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6	8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

4.7	Form of 10% Convertible Debenture issued on: December 12, 2013 in the principal amount of $150,000; April 1, 2014 in the principal amount of $75,000; February 12, 2015 in the principal amount of $50,000; September 14, 2015 in the principal amount of $25,000; and January 4, 2016 in the principal amount of $50,000 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013).

E-1

Exhibit Number	Description of Exhibit

10.1	The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2	Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.3	Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.3.1	First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

10.3.2	License Termination Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated January 22, 2016 (incorporated by reference to Exhibit 10.3.2 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on January 27, 2016).

10.4	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.7	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

E-2

Exhibit Number	Description of Exhibit

10.8	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.9	Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10	Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.12	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

E-3

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Company’s quarterly report on Form 10-Q for the period ended January 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

E-4