Form 10-Q
period 2016-04-30
SCIVANTA MEDICAL CORP
filed 2016-06-20
CIK 1093285

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of June 17, 2016, there were 20,805,685 shares of the registrant’s common stock, par value $.001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The balance sheet as of April 30, 2016 and the related statements of operations for the three and six months ended April 30, 2016 and 2015 and cash flows for the six months ended April 30, 2016 and 2015 for Scivanta Medical Corporation (“Scivanta” or the “Company”) included in Item 1, have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted from the following financial statements pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, which are of a normal and recurring nature, necessary to present fairly our financial position and results of operations. It is suggested that the following financial statements be read in conjunction with the financial statements and notes thereto included in the registrant’s annual report on Form 10-K for the fiscal year ended October 31, 2015.

The results of operations for the three and six months ended April 30, 2016 are not necessarily indicative of the results of the entire fiscal year or for any other period.

Scivanta Medical Corporation

Balance Sheets

(Unaudited)

	April 30, 2016	October 31, 2015
Assets
Current assets:
Cash	$38,982	$21,658
Prepaid expenses	5,428	6,969

Total current assets and total assets	$44,410	$28,627

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$116,709	$102,086
Accounts payable - related party	—	369,479
Accrued expenses	38,401	119,046
Convertible debentures	225,000	694,791

Total current liabilities	380,110	1,285,402

Note payable	—	105,000

Total liabilities	380,110	1,390,402

Commitments

Stockholders’ deficiency:
Preferred stock, $.001 par value; 20,000,000 shares authorized; no shares issued	—	—
Common stock, $.001 par value; 500,000,000 shares authorized; 20,805,685 and 6,359,055 shares issued and outstanding, respectively	20,806	6,359
Additional paid-in capital	24,223,708	23,080,594
Accumulated deficit	(24,580,214)	(24,448,728)

Total stockholders’ deficiency	(335,700)	(1,361,775)

Total liabilities and stockholders’ deficiency	$44,410	$28,627

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—

Operating expenses:
General and administrative	62,367	59,848	151,125	114,150
Gain on settlement of note payable	—	—	(105,000)	—

Loss from operations	(62,367)	(59,848)	(46,125)	(114,150)

Interest expense	(18,301)	(17,920)	(37,104)	(37,426)
Loss on inducement of convertible debentures	(48,257)	—	(48,257)	—

Net loss	$(128,925)	$(77,768)	$(131,486)	$(151,576)

Net loss per common share, basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted	8,992,736	6,359,055	7,661,425	6,359,055

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(131,486)	$(151,576)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on settlement of note payable	(105,000)	—
Accretion of interest on convertible debentures	8,713	9,343
Loss on inducement of convertible debentures	48,257	—
Changes in operating assets and liabilities:
Prepaid expenses	1,541	1,319
Accounts payable	14,623	(3,257)
Accounts payable - related party	87,285	71,282
Accrued expenses	43,391	23,584
Net cash used in operating activities	(32,676)	(49,305)
Cash flows from financing activities:
Proceeds from issuance of convertible debenture	50,000	50,000
Increase in cash	17,324	695
Cash - beginning of period	21,658	26,114
Cash – end of period	$38,982	$26,809
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$500	$500
Noncash financing activities:
Discount recorded in connection with issuance of convertible debenture	$3,504	$7,610
Issuance of 7,419,490 shares of common stock as payment of principal and interest due on convertible debentures	$649,036	$—
Issuance of 7,027,140 shares of common stock as settlement of accounts payable – related party	$456,764	$—

The accompanying notes are an integral part of these financial statements.

Scivanta Medical Corporation

Notes to the Unaudited Financial Statements

1.	Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant recurring operating losses and negative cash flows from operations. The Company had a working capital deficiency of $335,700 and an accumulated deficit of $24,580,214 as of April 30, 2016. The Company has not made the $25,000 principal payment due on a convertible debenture and, as a result, that obligation can be placed in default by the holder. The Company also has no lending relationships with commercial banks and is dependent on the completion of a financing involving the private placement of its securities in order to continue operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

David R. LaVance, the Company’s Chairman, President and Chief Executive Officer, and Thomas S. Gifford, the Company’s Executive Vice President, Chief Financial Officer and Secretary, are principals of Century Capital Associates LLC (“Century Capital”). Effective February 1, 2007, the Company and Century Capital entered into a sublease agreement (the “Sublease Agreement”) pursuant to which the Company rents office space approximating 2,000 square feet inside Century Capital’s existing offices. In addition, the Company rents office furniture and other equipment from Century Capital. This agreement has a month to month term that requires sixty days written notice to terminate and a monthly rental fee of $5,000. The Company is responsible for all operating costs associated with the office space, including utilities, maintenance and property taxes.

During the three and six months ended April 30, 2016, the Company was billed $16,281 and $38,235, respectively, pursuant to the terms of the Sublease Agreement. On April 30, 2016, the Company paid $135,000 of rent and $36,899 of expenses due under the Sublease Agreement for the period commencing February 1, 2014 through April 30, 2016 and $284,865 of other expenses due to Century Capital for the period commencing September 1, 2013 through April 30, 2016 through the issuance of 7,027,140 shares of the Company’s common stock (see Note 8). During the three and six months ended April 30, 2015, the Company was billed $17,073 and $34,693, respectively, pursuant to the terms of the Sublease Agreement.

4.	Note Payable

Pursuant to the License Agreement, a cash payment of $105,000 was payable to Hickey. Pursuant to the License Termination Agreement, the Licensor released the Company from any obligation regarding payment of the $105,000 to Hickey (see Note 2). Accordingly, for the six months ended April 30, 2016, the Company recorded a $105,000 gain on the settlement of the note payable.

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

On January 11, 2012, the Company issued 50,000 shares of common stock as full payment of $50,000 of outstanding principal on certain February 2007 Debentures. On March 31, 2016, the Company issued 856,934 shares of common stock as full payment of $175,000 of outstanding principal due on the February 2007 Debentures and $34,302 of accrued and unpaid interest for the period commencing February 1, 2014 through March 31, 2016 (January 31, 2016 for the February 2007 Debenture that was not converted into shares of common stock on March 31, 2016). The number of shares issued as payment of the principal due was based on the conversion price as defined in the February 2007 Debentures and the number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock as defined in the February 2007 Debentures (see Note 8).

As of April 30, 2016, the remaining outstanding principal amount of the February 2007 Debentures was $25,000. The Company has not made payment on the outstanding balance of the remaining February 2007 Debenture and, as a result, such obligation can be placed in default by the holder.

For the three and six months ended April 30, 2016, the Company recorded a total of $2,793 and $6,826, respectively, of interest expense related to the February 2007 Debentures. For the three and six months ended April 30, 2015, the Company recorded a total of $3,902 and $7,935, respectively, of interest expense related to the February 2007 Debentures. As of April 30, 2016, $493 of interest due on the February 2007 Debentures was accrued and is included as a component of accrued expenses. As of April 30, 2016, the Company recorded the $25,000 of outstanding principal due on the remaining February 2007 Debenture as a component of current convertible debentures.

May 2011 Convertible Debenture

On May 20, 2011, the Company issued an 8% convertible debenture in the principal amount of $100,000 to an institutional investor (the “May 2011 Debenture”). The May 2011 Debenture bears interest at a rate of 8% per annum and originally had a three year term maturing on May 20, 2014 that was initially extended to May 20, 2015. Effective April 1, 2016, the holder agreed to a new maturity date of March 31, 2017.

On March 31, 2016, the Company issued 128,205 shares of common stock to the May 2011 Debenture holder in satisfaction of $16,000 of interest due for the period commencing May 20, 2013 through May 19, 2015. The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock as defined in the May 2011 Debenture (see Note 8).

For the three and six months ended April 30, 2016, the Company recorded a total of $1,973 and $3,990 of interest expense related to the May 2011 Debenture. For the three and six months ended April 30, 2015, the Company recorded a total of $1,951 and $3,968 of interest expense related to the May 2011 Debenture. As of April 30, 2016, $7,614 of interest due on the May 2011 Debenture was accrued and is included as a component of accrued expenses. As of April 30, 2016, the Company recorded the $100,000 of outstanding principal due on the May 2011 Debenture as a component of current convertible debentures.

August 2012 Convertible Debenture

On August 15, 2012, the Company issued an 8% convertible debenture in the principal amount of $100,000 to an institutional investor (the “August 2012 Debenture”). The August 2012 Debenture originally had a three year term maturing on August 15, 2015 and bears interest at a rate of 8% per annum. Effective April 1, 2016, the holder agreed to a new maturity date of March 31, 2017.

On March 31, 2016, the Company issued 161,538 shares of common stock to the August 2012 Debenture holder in satisfaction of $16,000 of interest due for the period commencing August 15, 2013 through August 14, 2015. The number of shares issued as payment of the interest due was calculated based on the market price of the Company’s common stock as defined in the August 2012 Debenture (see Note 8).

For the three and six months ended April 30, 2016, the Company recorded a total of $1,973 and $3,990 of interest expense related to the August 2012 Debenture. For the three and six months ended April 30, 2015, the Company recorded a total of $1,951 and $3,968 of interest expense related to the August 2012 Debenture. As of April 30, 2016, $5,794 of interest due on the August 2012 Debenture was accrued and is included as a component of accrued expenses. As of April 30, 2016, the Company recorded the $100,000 of outstanding principal due on the August 2012 Debenture as a component of current convertible debentures.

December 2013 and April 2014 Convertible Debentures and Warrants

On December 12, 2013, the Company issued 10% convertible debentures in the aggregate principal amount of $150,000 to two individual investors (the “December 2013 Debentures”) and on April 1, 2014, the Company issued a 10% convertible debenture in the principal amount of $75,000 to one individual investor (the “April 2014 Debenture” and together with the December 2013 Debentures, the “Debentures”). In connection with the issuance of the Debentures, the Company issued warrants (the “Debenture Warrants”) to purchase shares of the Company’s common stock equal to 20% of the aggregate principal amount of the Debentures. The Debentures had a one year term with principal and interest on the December 2013 Debentures due December 12, 2014 and principal and interest on the April 2014 Debenture due April 1, 2015. The Debentures bear interest at a rate of 10% per annum.

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

On March 31, 2016, the Company issued 4,223,392 shares of common stock, at $0.065 per share, as full payment of the $225,000 of outstanding principal and $49,521 of accrued and unpaid interest due on the Debentures (see Note 8). Due to the reduction in the conversion price from $0.13 per share (as provided in the Debentures) to $0.065 per share, the Company recorded a loss on the inducement of the Debentures of $40,122 during the three and six months ended April 30, 2016.

For the three and six months ended April 30, 2016, the Company recorded a total of $3,598 and $9,269, respectively, of interest expense related to the Debentures. For the three and six months ended April 30, 2015, the Company recorded a total of $7,456 ($1,970 accreted) and $18,895 ($7,738 accreted), respectively, of interest expense related to the Debentures.

February 2015 Convertible Debenture and Warrant

On February 12, 2015, the Company issued a 10% convertible debenture in the principal amount of $50,000 to an individual investor (the “February 2015 Debenture”). In connection with the issuance of the February 2015 Debenture, the Company issued a warrant (the “February 2015 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the February 2015 Debenture. The February 2015 Debenture had a one-year term with principal and interest due February 12, 2016. The February 2015 Debenture bears interest at a rate of 10% per annum.

The Company separately accounted for the liability and equity components of the February 2015 Debenture based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $5,983 for the February 2015 Debenture to account for the relative fair value attributable to the February 2015 Debenture Warrant. The $5,983 debt discount was accreted as interest expense using the effective interest method over the one-year term of the February 2015 Debenture.

On March 31, 2016, the Company issued 856,270 shares of common stock, at $0.065 per share, as full payment of the $50,000 of outstanding principal and $5,658 of accrued and unpaid interest due on the February 2015 Debenture (see Note 8). Due to the reduction in the conversion price from $0.13 per share (as provided in the February 2015 Debenture) to $0.065 per share, the Company recorded a loss on the inducement of the February 2015 Debenture of $8,135 during the three and six months ended April 30, 2016.

For the three and six months ended April 30, 2016, the Company recorded a total of $1,020 ($197 accreted) and $3,788 ($1,705 accreted), respectively, of interest expense related to the February 2015 Debenture. For each of the three and six months ended April 30, 2015, the Company recorded a total of $2,660 ($1,605 accreted) of interest expense related to the February 2015 Debenture.

September 2015 Convertible Debentures and Warrants

On September 14, 2015, the Company issued 10% convertible debentures in the aggregate principal amount of $25,000 to three individual investors (the “September 2015 Debentures”). In connection with the issuance of the September 2015 Debentures, the Company issued warrants (the “September 2015 Debenture Warrants”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the September 2015 Debentures. The September 2015 Debentures had a one-year term with principal and interest due September 14, 2016. The September 2015 Debentures bear interest at a rate of 10% per annum.

The Company separately accounted for the liability and equity components of the September 2015 Debentures based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $4,022 for the September 2015 Debentures to account for the relative fair value attributable to the September 2015 Debenture Warrants. The $4,022 debt discount was accreted as interest expense using the effective interest method over the term of the September 2015 Debentures (September 14, 2015 through March 31, 2016, the date the September 2015 Debentures were converted into shares of common stock).

On March 31, 2016, the Company issued 405,585 shares of common stock, at $0.065 per share as provided in the September 2015 Debentures, as full payment of the $25,000 of outstanding principal and $1,363 of accrued and unpaid interest due on the September 2015 Debentures (see Note 8).

For the three and six months ended April 30, 2016, the Company recorded a total of $2,901 ($2,490 accreted) and $4,545 ($3,504 accreted), respectively, of interest expense related to the September 2015 Debentures.

January 2016 Convertible Debenture and Warrant

On January 4, 2016, the Company issued a 10% convertible debenture in the principal amount of $50,000 to an individual investor (the “January 2016 Debenture”). In connection with the issuance of the January 2016 Debenture, the Company issued a warrant (the “January 2016 Debenture Warrant”) to purchase shares of its common stock equal to 20% of the aggregate principal amount of the January 2016 Debenture. The January 2016 Debenture had a one-year term with principal and interest due January 4, 2017. The January 2016 Debenture bears interest at a rate of 10% per annum.

The Company separately accounted for the liability and equity components of the January 2016 Debenture based upon the relative fair value of the liability and equity components on the date of issuance. As a result, the Company recorded a discount of $3,504 for the January 2016 Debenture to account for the relative fair value attributable to the January 2016 Debenture Warrant. The $3,504 debt discount was accreted as interest expense using the effective interest method over the term of the January 2016 Debenture (January 4, 2016 through March 31, 2016, the date the January 2016 Debenture was converted into shares of common stock).

On March 31, 2016, the Company issued 787,566 shares of common stock, at $0.065 per share as provided in the January 2016 Debenture, as full payment of the $50,000 of outstanding principal and $1,192 of accrued and unpaid interest due on the January 2016 Debenture (see Note 8).

For the three and six months ended April 30, 2016, the Company recorded a total of $4,043 ($3,235 accreted) and $4,696 ($3,504 accreted), respectively, of interest expense related to the January 2016 Debenture.

6.	Stock-Based Compensation

The Company accounts for stock-based payments to employees in accordance with Accounting Standards Codification (“ASC”) 718, “Stock Compensation” (“ASC 718”). All stock-based payments to employees are grants of stock options that are recognized in the statement of operations based on their fair values at the date of grant. For each of the three and six months ended April 30, 2016 and 2015, the Company did not record any employee stock-based compensation expense.

The Company accounts for stock-based payments to non-employees in accordance with ASC 718 and ASC 505-50, “Equity-Based Payments to Non-Employees.” For each of the three and six months ended April 30, 2016 and 2015, the Company did not record any non-employee stock-based compensation expense.

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

As of April 30, 2016, diluted net loss per share did not include the effect of 193,332 shares of common stock issuable upon the exercise of outstanding options, 903,846 shares of common stock issuable upon the exercise of outstanding warrants and 593,750 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

As of April 30, 2015, diluted net loss per share did not include the effect of 203,332 shares of common stock issuable upon the exercise of outstanding options, 673,077 shares of common stock issuable upon the exercise of outstanding warrants and 2,782,051 shares of common stock issuable upon the conversion of convertible debt, as their effect would be anti-dilutive.

8.	Stockholders’ Equity

Issuance of Common Stock as Payment of Principal and Interest on Convertible Debentures

On March 31, 2016, the Company issued 856,934 shares of common stock as full payment of $175,000 of outstanding principal due on the February 2007 Debentures and $34,302 of accrued and unpaid interest for the period commencing February 1, 2014 through March 31, 2016 (January 31, 2016 for the February 2007 Debenture that was not converted into shares of common stock on March 31, 2016) (see Note 5).

On March 31, 2016, the Company issued 128,205 shares of common stock to the May 2011 Debenture holder in satisfaction of $16,000 of interest due for the period commencing May 20, 2013 through May 19, 2015 (see Note 5).

On March 31, 2016, the Company issued 161,538 shares of common stock to the August 2012 Debenture holder in satisfaction of $16,000 of interest due for the period commencing August 15, 2013 through August 14, 2015 (see Note 5).

On March 31, 2016, the Company issued 4,223,392 shares of common stock as full payment of the $225,000 of outstanding principal and $49,521 of accrued and unpaid interest due on the Debentures (see Note 5).

On March 31, 2016, the Company issued 856,270 shares of common stock as full payment of the $50,000 of outstanding principal and $5,658 of accrued and unpaid interest due on the February 2015 Debenture (see Note 5).

On March 31, 2016, the Company issued 405,585 shares of common stock as full payment of the $25,000 of outstanding principal and $1,363 of accrued and unpaid interest due on the September 2015 Debentures (see Note 5).

On March 31, 2016, the Company issued 787,566 shares of common stock as full payment of the $50,000 of outstanding principal and $1,192 of accrued and unpaid interest due on the January 2016 Debenture (see Note 5).

Issuance of Common Stock as Payment of Accounts Payable – Related Party

On April 30, 2016, the Company issued to Century Capital 7,027,140 shares of common stock as payment of $135,000 of rent and $36,899 of expenses due under the Sublease Agreement for the period commencing February 1, 2014 through April 30, 2016 and $284,865 of other expenses due to Century Capital for the period commencing September 1, 2013 through April 30, 2016 (see Note 3).

Stock Option Plans

The Company currently has two stock option plans in place: the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan (collectively, the “Equity Incentive Plans”). The 2002 Equity Incentive Plan was approved by the stockholders on July 5, 2002. The aggregate number of shares of common stock which could have been awarded under the 2002 Equity Incentive Plan was 200,000. As of April 30, 2016, options to purchase 110,000 shares of the Company’s common stock were outstanding under the 2002 Equity Incentive Plan. As a result of the adoption of the Company’s 2007 Equity Incentive Plan, no further awards are permitted under the 2002 Equity Incentive Plan.

On May 31, 2007, the stockholders approved the Company’s 2007 Equity Incentive Plan. The original aggregate number of shares of common stock which could be awarded under the 2007 Equity Incentive Plan was 300,000 shares, subject to adjustment as provided in the 2007 Equity Incentive Plan. Effective December 27, 2013, as permitted under the 2007 Equity Incentive Plan, the Company’s board of directors increased the number of shares of common stock that could be awarded under the 2007 Equity Incentive Plan to 814,408 shares. As of April 30, 2016, options to purchase 83,332 shares of the Company’s common stock were outstanding under the 2007 Equity Incentive Plan and up to 731,076 shares of the Company’s common stock remain available for awards under the 2007 Equity Incentive Plan.

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

A summary of stock option transactions for employees and directors under the Equity Incentive Plans during the six months ended April 30, 2016 is as follows:

	Stock Option Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value
Outstanding at October 31, 2015	203,332	$1.70	$—
Granted during the period	—	—
Exercised during the period	—	—
Expired during the period	(10,000)	$0.80
Outstanding at April 30, 2016	193,332	$1.74	$—
Exercisable at April 30, 2016	193,332	$1.74	$—
Exercisable at October 31, 2015	203,332	$1.70	$—

Information with respect to stock options outstanding and stock options exercisable as of April 30, 2016 that were granted to employees is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Price	Number of Shares Available Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Available for Purchase Under Outstanding Stock Options	Weighted Average Exercise Price Per Common Share	Weighted Average Remaining Contractual Life (Years)

$1.40	83,332	$1.40	2.4	83,332	$1.40	2.4
$2.00	110,000	$2.00	0.8	110,000	$2.00	0.8
	193,332	$1.74	1.4	193,332	$1.74	1.4

Warrant to Purchase Common Stock

A summary of warrant transactions during the six months ended April 30, 2016 is as follows:

	Warrant Shares	Weighted Average Exercise Price Per Common Share	Aggregate Intrinsic Value

Outstanding at October 31, 2015	750,000	$0.12	$—
Issued during the period	153,846	$0.07
Exercised during the period	—	—
Expired during the period	—	—
Outstanding at April 30, 2016	903,846	$0.11	$—
Exercisable at April 30, 2016	673,077	$0.13	$—
Exercisable at October 31, 2015	596,154	$0.13	$—

As of April 30, 2016, the weighted average remaining contractual life for warrants outstanding was 1.8 years and for warrants exercisable was 1.6 years.

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

Results of Operations

General and Administrative. For the three months ended April 30, 2016, general and administrative expenses were $62,367, as compared to $59,848 for the three months ended April 30, 2015. The $2,519, or 4%, increase in general and administrative expenses for the three months ended April 30, 2016 was primarily due to a $5,112 increase in legal expenses related to fundraising efforts and evaluation of potential acquisitions, offset by a $1,819 decrease in expenses related to SEC filings.

For the six months ended April 30, 2016, general and administrative expenses were $151,125, as compared to $114,150 for the six months ended April 30, 2015. The $36,975, or 32%, increase in general and administrative expenses for the six months ended April 30, 2016 was primarily due to an $18,000 increase in consulting expenses and a $10,634 increase in legal expenses, each related to fundraising efforts and evaluation of potential acquisitions, and a $4,324 increase in office related expenses.

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

Gain on Settlement of Note Payable. For the six months ended April 30, 2016, we recognized a $105,000 gain on the settlement of the note payable to Hickey pursuant to the License Termination Agreement.

Interest Expense. For the three months ended April 30, 2016, interest expense was $18,301, as compared to $17,920 for the three months ended April 30, 2015. The $381, or 2%, increase in interest expense for the three months ended April 30, 2016 was due to a $2,347 increase in accreted interest on debt discount related to convertible debentures, offset by a $1,966 decrease in interest expense related to convertible debentures.

For the six months ended April 30, 2016, interest expense was $37,104, as compared to $37,426 for the six months ended April 30, 2015. The $322, or 1%, decrease in interest expense for the six months ended April 30, 2016 was due to a $630 decrease in accreted interest on debt discount related to convertible debentures, offset by a $308 increase in interest expense related to convertible debentures.

Loss on Inducement of Convertible Debentures. For the three and six months ended April 30, 2016, we recognized a loss of $48,257 on the conversion of certain convertible debentures due to a reduction in the conversion price.

Net Loss. For the three months ended April 30, 2016, our net loss was $128,925, or $0.01 per share (basic and diluted), as compared to a net loss of $77,768, or $0.01 per share (basic and diluted), for the three months ended April 30, 2015. The $51,157, or 66%, increase in net loss for the three months ended April 30, 2016 was primarily due to a $2,519 increase in general and administrative expenses and a $48,257 loss on the inducement of convertible debentures.

For the six months ended April 30, 2016, our net loss was $131,486, or $0.02 per share (basic and diluted), as compared to a net loss of $151,576, or $0.02 per share (basic and diluted), for the six months ended April 30, 2015. The $20,090, or 13%, decrease in net loss for the six months ended April 30, 2016 was primarily due a $105,000 gain on the settlement of a note payable, offset by a $36,975 increase in general and administrative expenses and a $48,257 loss on the inducement of convertible debentures.

Liquidity and Capital Resources

As of April 30, 2016, we had a working capital deficiency of $335,700 and cash on hand of $38,982. The $17,324 increase in cash on hand from October 31, 2015 was primarily due to the receipt of $50,000 of gross proceeds from the January 2016 Debenture, offset by our continuing operating expenses.

During the past several years, we generally sustained recurring losses and negative cash flows from operations. We currently do not generate any revenue from operations. Our operations most recently have been funded through a combination of the sale of our convertible debentures and common stock and through the issuance of our common stock in exchange for services.

On March 31, 2016, we issued 7,419,490 shares of our common stock as payment of $649,036 of outstanding principal and accrued interest on certain convertible debentures. On April 30, 2016, we issued 7,027,140 shares of our common stock as payment of $456,764 related party accounts payable.

As of June 17, 2016, our cash position was approximately $37,700. Without any additional financing, we will only be able to continue our administrative operations, on a limited basis, for approximately five months from the filing date of this quarterly report on Form 10-Q. Effective November 1, 2011, Scivanta’s officers agreed to waive the annual base salary due to them and Scivanta’s directors agreed to waive the annual retainer and meeting fees due to them until Scivanta is able to raise sufficient capital that would provide Scivanta with the ability to pay cash compensation to its officers and directors. Scivanta has also deferred certain vendor payments until it secures sufficient additional financing. We did not make $25,000 of principal payments due on a convertible debenture and, as a result, this obligation can be placed in default by the holder. Our independent registered public accounting firm included an emphasis of a matter paragraph in its report included in this annual report on Form 10-K, which expressed substantial doubt about our ability to continue as a going concern. Our financial statements included herein do not include any adjustments related to this uncertainty.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 31, 2016, the Company issued 856,934 shares of common stock as full payment of $175,000 of outstanding principal due on the February 2007 Debentures and $34,302 of accrued and unpaid interest for the period commencing February 1, 2014 through March 31, 2016 (January 31, 2016 for the February 2007 Debenture that was not converted into shares of common stock on March 31, 2016).

On March 31, 2016, the Company issued 128,205 shares of common stock to the May 2011 Debenture holder in satisfaction of $16,000 of interest due for the period commencing May 20, 2013 through May 19, 2015.

On March 31, 2016, the Company issued 161,538 shares of common stock to the August 2012 Debenture holder in satisfaction of $16,000 of interest due for the period commencing August 15, 2013 through August 14, 2015.

On March 31, 2016, the Company issued 4,223,392 shares of common stock as full payment of the $225,000 of outstanding principal and $49,521 of accrued and unpaid interest due on the Debentures.

On March 31, 2016, the Company issued 856,270 shares of common stock as full payment of the $50,000 of outstanding principal and $5,658 of accrued and unpaid interest due on the February 2015 Debenture.

On March 31, 2016, the Company issued 405,585 shares of common stock as full payment of the $25,000 of outstanding principal and $1,363 of accrued and unpaid interest due on the September 2015 Debentures.

On March 31, 2016, the Company issued 787,566 shares of common stock as full payment of the $50,000 of outstanding principal and $1,192 of accrued and unpaid interest due on the January 2016 Debenture.

On April 30, 2016, the Company issued to Century Capital 7,027,140 shares of common stock as payment of $135,000 of rent and $36,899 of expenses due under the Sublease Agreement for the period commencing February 1, 2014 through April 30, 2016 and $284,865 of other expenses due to Century Capital for the period commencing September 1, 2013 through April 30, 2016.

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

DATE:	SCIVANTA MEDICAL CORPORATION

June 20, 2016	By:	/s/ David R. LaVance
David R. LaVance
President and Chief Executive Officer

June 20, 2016	By:	/s/ Thomas S. Gifford
Thomas S. Gifford
Executive Vice President,
Chief Financial Officer and Secretary

INDEX OF EXHIBITS

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Scivanta Medical Corporation, (the “Company”), which was filed in the Office of the Secretary of State of the State of Nevada on April 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.1	Specimen stock certificate representing the Company’s common stock (incorporated by reference to Exhibit 4.1 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2006, filed with the SEC on January 29, 2007).

4.2	Form of Convertible Debenture, dated as of February 1, 2007, issued to the following persons and in the following amounts: Jesse H. Austin, III ($50,000); Andrew O. Whiteman and Gwen C. Whiteman, JTWROS ($25,000); Jack W. Cumming ($25,000); Scott C. Withrow ($25,000); Terrence McQuade ($25,000); Steven J. Olsen ($25,000); and Marc G. Robinson and Joshua Goldfarb ($25,000) (incorporated by reference to Exhibit 4.8 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

4.3	Form of Addendum to Convertible Debenture, dated as of January 31, 2010, issued to the persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.3 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2009, filed with the SEC on January 29, 2010).

4.4	Form of Addendum to Convertible Debenture, dated as of January 31, 2012, issued to certain persons set forth in Exhibit 4.2 (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2012, filed with the SEC on March 16, 2012).

4.5	8% Convertible Debenture, dated as of May 20, 2011, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.4 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2011, filed with the SEC on June 14, 2011).

4.6	8% Convertible Debenture, dated as of August 15, 2012, in the principal amount of $100,000 issued to Zanett Opportunity Fund, Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s current report on Form 8-K filed with the SEC on August 21, 2012).

4.7	Form of 10% Convertible Debenture issued on: December 12, 2013 in the principal amount of $150,000; April 1, 2014 in the principal amount of $75,000; February 12, 2015 in the principal amount of $50,000; September 14, 2015 in the principal amount of $25,000; and January 4, 2016 in the principal amount of $50,000 (incorporated by reference to Exhibit 4.1 to the Company’s current reports on Form 8-K filed with the SEC on December 17, 2013).

E-1

Exhibit
Number	Description of Exhibit

10.1	The Company’s 2002 Equity Incentive Plan, adopted and effective January 1, 2002 (incorporated by reference to Exhibit B of the Company’s definitive proxy statement, filed with the SEC on June 10, 2002).

10.2	Sublease Agreement, dated February 1, 2007, between the Company and Century Capital Associates LLC (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.3	Amended and Restated Technology License Agreement between the Company and The Research Foundation of State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated February 14, 2011 (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2010, filed with the SEC on February 15, 2011).

10.3.1	First Addendum to the Amended and Restated Technology License Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated March 14, 2013 (incorporated by reference to Exhibit 10.3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended January 31, 2013, filed with the SEC on March 18, 2013).

10.3.2	License Termination Agreement between the Company and The Research Foundation for State University of New York for and on behalf of University of Buffalo, and Donald D. Hickey, M.D. and Clas E. Lundgren dated January 22, 2016 (incorporated by reference to Exhibit 10.3.2 to the Company’s annual report on Form 10-K for the fiscal year ended October 31, 2015, filed with the SEC on January 27, 2016).

10.4	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.5	Stock Option Agreement and Notice of Grant, dated February 5, 2007, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 500,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-QSB for the quarter ended January 31, 2007, filed with the SEC on March 14, 2007).

10.6	Company’s 2007 Equity Incentive Plan, adopted and effective May 31, 2007 (incorporated by reference to Appendix to the Company’s definitive proxy statement, filed with the SEC on April 27, 2007).

10.7	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.21 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

E-2

Exhibit
Number	Description of Exhibit

10.8	Stock Option Agreement and Notice of Grant, dated January 1, 2008, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 100,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.22 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.9	Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.26 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.10	Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.27 to the Company’s current report on Form 8-K filed with the SEC on January 2, 2008).

10.11	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.27 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.12	Amendment No. 1 dated as of June 18, 2010 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.28 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2010, filed with the SEC on June 21, 2010).

10.13	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and David R. LaVance (incorporated by reference to Exhibit 10.23 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.14	Amendment No. 2 dated as of January 3, 2012 to the Executive Employment Agreement, dated as of January 1, 2008, between the Company and Thomas S. Gifford (incorporated by reference to Exhibit 10.24 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2011, filed with the SEC on January 30, 2012).

10.15	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which David R. LaVance was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.32 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

10.16	Stock Option Agreement and Notice of Grant, dated January 21, 2009, pursuant to which Thomas S. Gifford was granted a non-qualified stock option to purchase up to 25,000 shares of common stock of the Company (incorporated by reference to Exhibit 10.33 to the Company’s annual report on Form 10-KSB for the fiscal year ended October 31, 2008, filed with the SEC on January 29, 2009).

E-3

Exhibit
Number	Description of Exhibit

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from the Company’s quarterly report on Form 10-Q for the period ended April 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) balance sheets; (ii) statements of operations; (iii) statements of cash flows; and (iv) notes to the financial statements.

E-4